Form 10-Q
period 2002-03-29
ADVANCED MEDICAL OPTICS INC
filed 2002-06-24
CIK 1168335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number 001-31257

ADVANCED MEDICAL OPTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-098682 (I.R.S. Employer Identification No.)

2525 Dupont Drive, Irvine, California (Address of principal executive offices)	92612 (Zip Code)

(714) 246-4500
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) YES [X]     NO [   ]

(2) YES [   ]     NO [X]

     The Registrant had 100 shares of common stock outstanding as of June 19, 2002.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM IN THE REDUCED DISCLOSURE FORMAT.

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS
UNAUDITED CONDENSED COMBINED STATEMENTS OF EARNINGS
UNAUDITED CONDENSED COMBINED BALANCE SHEETS
UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.5
EXHIBIT 10.6

ADVANCED MEDICAL OPTICS, INC.

INDEX

		Page No.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Unaudited Condensed Combined Statements of Earnings - Three Months Ended March 29, 2002 and March 30, 2001	3

	Unaudited Condensed Combined Balance Sheets - March 29, 2002 and December 31, 2001	4

	Unaudited Condensed Combined Statements of Cash Flows - Three Months Ended March 29, 2002 and March 30, 2001	5

	Notes to Unaudited Condensed Combined Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Part II — OTHER INFORMATION

	Item 6. Exhibits and Reports on Form 8-K	18

	Signature Page	19

	Exhibit Index	20

PART I — FINANCIAL INFORMATION

ADVANCED MEDICAL OPTICS, INC.

UNAUDITED CONDENSED COMBINED STATEMENTS OF EARNINGS

	Three Months Ended

	March 29,	March 30,
	2002	2001

	(in thousands)
Net sales	$113,997	$120,811
Cost of sales	44,276	50,335

Gross margin	69,721	70,476

Selling, general and administrative	54,170	62,118
Research and development	6,984	7,264

Operating income	8,567	1,094

Non-operating expense (income)
Interest expense	681	824
Unrealized loss (gain) on derivative instruments	213	(1,321)
Other, net	51	(90)

	945	(587)

Earnings before income taxes	7,622	1,681
Provision for income taxes	2,896	467

Earnings before cumulative effect of change in accounting principle	4,726	1,214
Cumulative effect of change in accounting principle, net of $160 of tax	—	(391)

Net earnings	$4,726	$823

See accompanying notes to unaudited condensed combined financial statements.

ADVANCED MEDICAL OPTICS, INC.

UNAUDITED CONDENSED COMBINED BALANCE SHEETS

	March 29,	December 31,
	2002	2001

	(in thousands)
ASSETS
Current assets
Cash and equivalents	$4,836	$6,957
Trade receivables, net	94,861	114,724
Inventories	67,131	65,237
Other current assets	17,322	23,634

Total current assets	184,150	210,552
Property, plant and equipment, net	27,209	28,293
Other assets	36,481	37,248
Goodwill	100,066	100,374
Intangibles, net	924	999

Total assets	$348,830	$377,466

LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$18,834	$18,988
Accounts payable	19,473	29,583
Accrued compensation	14,957	16,652
Other accrued expenses	17,110	20,328

Total current liabilities	70,374	85,551
Long-term debt, net of current portion	75,189	75,809
Other liabilities	3,396	2,176
Commitments and contingencies
Equity
Allergan, Inc. net investment	202,101	215,653
Accumulated other comprehensive loss	(2,230)	(1,723)

Total equity	199,871	213,930

Total liabilities and equity	$348,830	$377,466

See accompanying notes to unaudited condensed combined financial statements.

ADVANCED MEDICAL OPTICS, INC.

UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS

	Three Months Ended

	March 29,	March 30,
	2002	2001

	(in thousands)
Cash flows provided by operating activities
Net earnings	$4,726	$823
Non cash items included in net earnings:
Cumulative effect of accounting change for derivative instruments	—	551
Depreciation and amortization	3,355	5,335
Amortization of prepaid royalties	—	100
Loss on investments and assets	216	97
Unrealized loss/(gain) on derivatives	213	(1,321)
Changes in assets and liabilities:
Trade receivables	18,369	12,994
Inventories	(2,785)	(3,500)
Other current assets	6,054	291
Accounts payable	(9,894)	(4,367)
Accrued expenses and other liabilities	(2,057)	(4,334)
Other non-current assets	477	(1,604)

Net cash provided by operating activities	18,674	5,065

Cash flows from investing activities
Additions to property, plant and equipment	(460)	(1,069)
Additions to capitalized internal-use software	(632)	(538)
Additions to demonstration and bundled equipment	(1,062)	(1,549)

Net cash used in investing activities	(2,154)	(3,156)

Cash flows from financing activities
Distributions to Allergan, Inc., net of advances	(18,278)	(4,127)

Net cash used in financing activities	(18,278)	(4,127)
Effect of exchange rates on cash and equivalents	(363)	(608)

Net decrease in cash and equivalents	(2,121)	(2,826)
Cash and equivalents at beginning of period	6,957	12,641

Cash and equivalents at end of period	$4,836	$9,815

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$819	$818

Income taxes	$513	$32

See accompanying notes to unaudited condensed combined financial statements.

ADVANCED MEDICAL OPTICS, INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

Note 1:     Description of Business

      On January 22, 2002, Allergan, Inc. (Allergan) announced a plan to spin off its optical medical device business consisting of ophthalmic surgical and contact lens care product business lines to Allergan stockholders. Management expects that shares of the new optical medical device company, Advanced Medical Optics, Inc. (AMO or the Company), will be distributed on June 29, 2002 to Allergan stockholders of record on June 14, 2002 by means of a tax free dividend for purposes of U.S. income taxes. The distribution will result in AMO operating as an independent entity with publicly traded common stock.

Note 2:     Basis of Presentation

      In the opinion of management, the accompanying unaudited condensed combined financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the audited combined financial statements of the Company for the year ended December 31, 2001. The results of operations for the three months ended March 29, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

      Allergan does not account for the business that comprises AMO on the basis of separate legal entities, subsidiaries, divisions or segments. The accompanying unaudited condensed combined financial statements include those assets, liabilities, revenues and expenses directly attributable to AMO’s operations and allocations of certain Allergan corporate assets, liabilities and expenses to AMO. These amounts have been allocated to AMO on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by the Company. Management believes the methods used to allocate these amounts are reasonable and consistent with prior periods. All material intercompany balances have been eliminated. The financial information included herein does not necessarily reflect what the financial position and results of operations of the Company would have been had it operated as a stand-alone public entity during the periods covered, and may not be indicative of future operations or financial position. Subsequent to the distribution, the Company estimates that it will incur incremental annual pre-tax costs of approximately $52 million associated with being an independent public company. Such incremental annual costs include approximately $7 million for cost of sales, $22 million for selling, general and administrative expenses including accounting, information systems, legal, human resources and other costs, $1 million for research and development costs, and interest expense of $22 million, including the estimated annual amortization of capitalizable debt origination fees.

Note 3:     Recently Adopted Accounting Standards

      In July 2001, Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141), was issued. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method combinations completed after June 30, 2001. SFAS No. 141 also requires that the Company evaluate its existing intangible assets and goodwill that were acquired in prior business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition of intangibles apart from goodwill.

      Additionally, in July 2001, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), was issued and is effective for all periods of fiscal years beginning after December 15, 2001 (January 1, 2002 for the Company). SFAS No. 142 establishes accounting and reporting standards for intangible assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives be evaluated annually for impairment rather than amortized. Upon adoption of SFAS No. 142, the Company is also required to test goodwill and intangible assets with indefinite useful lives for impairment within the first interim period with any impairment loss being recognized as a cumulative effect of a change in accounting principle.

      In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill and intangible assets with indefinite useful lives are impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired.

      The Company adopted the provisions of SFAS No. 141 on June 30, 2001 and SFAS No. 142 on January 1, 2002, effective with Allergan’s adoption of the new accounting standards. Allergan’s adoption did not result in a negative impact on Allergan’s Consolidated Financial Statements. After the spin-off is completed, the Company will be required to complete a separate assessment of goodwill and intangibles on a stand-alone basis. The Company’s separate assessment is not expected to result in a negative impact on its combined financial statements.

ADVANCED MEDICAL OPTICS, INC.

NOTES TO UNAUDITED CONDENSED

COMBINED FINANCIAL STATEMENTS — (Continued)

      The components of amortizable intangibles and goodwill were as follows:

	March 29, 2002		December 31, 2001

	Gross	Accumulated	Gross	Accumulated
Intangibles	Amount	Amortization	Amount	Amortization

	(in thousands)
Amortizable Intangible Assets:
Licensing	$3,940	$(3,076)	$3,940	$(3,004)
Trademarks	79	(19)	78	(15)

	$4,019	$(3,095)	$4,018	$(3,019)

      Aggregate amortization expense for the quarters ended March 29, 2002 and March 30, 2001 was approximately $76,000.

      Estimated amortization expense for years ending December 31, 2002, 2003, 2004, 2005 and 2006 are $304,000, $304,000, $304,000, $88,000 and zero, respectively.

Goodwill	March 29, 2002	December 31, 2001

	(in thousands)
Goodwill:
United States	$12,783	$12,783
Asia Pacific	22,497	22,805
Manufacturing Operations	64,786	64,786

	$100,066	$100,374

      There was no activity related to goodwill during the quarter ended March 29, 2002.

      Pro forma financial information related to the adoption of SFAS No. 142 is as follows:

	For the Quarters Ended

	March 29,	March 30,
	2002	2001

	(in thousands)
Net earnings	$4,726	$823
Add:
Goodwill amortization, net of tax	—	1,307

Adjusted net earnings	$4,726	$2,130

      In October 2001, Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), was issued. SFAS No. 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted the provisions of SFAS No. 144 for the quarter ended March 29, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s unaudited condensed combined financial statements.

ADVANCED MEDICAL OPTICS, INC.

NOTES TO UNAUDITED CONDENSED

COMBINED FINANCIAL STATEMENTS — (Continued)

Note 4:     Inventories

      Components of inventories were:

	March 29,	December 31,
	2002	2001

	(in thousands)
Finished goods, including inventory on consignment with customers of $6,550 and $6,653 in 2002 and 2001, respectively	$52,685	$51,479
Work in process	4,950	5,078
Raw materials	9,496	8,680

Total	$67,131	$65,237

Note 5:     Income Taxes

      The Company’s operations were historically included in Allergan’s consolidated U.S. federal and state income tax returns and in the tax returns of certain Allergan foreign subsidiaries. The provision for income taxes has been determined as if the Company had filed separate tax returns under its existing structure for the periods presented. Accordingly, the effective tax rate of the Company in future years could vary from its historical effective tax rate depending on the Company’s future legal structure and tax elections. A majority of income taxes are paid by Allergan and reflected through the “Allergan, Inc. net investment” account.

Note 6:     Legal

      The Company is involved in various litigation and claims arising in the normal course of business. Management believes that recovery or liability with respect to any pending lawsuits or asserted claims will not have a material adverse effect on the Company’s combined financial position or results of operations.

Note 7:     Other Comprehensive Income

      The following table summarizes components of comprehensive income for the quarters ended (in thousands):

	March 29, 2002			March 30, 2001

		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
	Amount	or Benefit	Amount	Amount	or Benefit	Amount

Foreign currency translation adjustments	$(507)	—	$(507)	$1,337	$—	$1,337

Net earnings			4,726			823

Total comprehensive income			$4,219			$2,160

Note 8:     Business Segment Information

      As a part of Allergan, the Company operates in Regions or geographic operating segments. The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 30.6% and 32.8% of total net sales in the three months ended March 29, 2002 and in the three months ended March 30, 2001, respectively. Additionally, sales in Japan represented 25.4% and 20.3% of total net sales in the three months ended March 29, 2002 and in the three months ended March 30, 2001, respectively. No other country, or single customer, generates over 10% of total net sales. Operations for the Europe Region also include sales to customers in Africa and the Middle East, and operations in the Asia Pacific Region include sales to customers in Australia and New Zealand.

ADVANCED MEDICAL OPTICS, INC.

NOTES TO UNAUDITED CONDENSED

COMBINED FINANCIAL STATEMENTS — (Continued)

      Operating income attributable to each operating segment is based upon the management assignment of costs to such regions, which includes the manufacturing standard cost of goods produced by the Company’s manufacturing operations (or the cost to acquire goods from third parties), freight, duty and local distribution costs, and royalties. Operating income for all operating segments and manufacturing operations also includes a charge for corporate services and asset utilization which permits management to better measure segment performance by including a cost of capital in the determination of operating income for each segment.

      Income from manufacturing operations is not assigned to geographic regions because most manufacturing operations produce products for more than one region. Research and development costs are corporate costs.

      Identifiable assets for each geographic operating segment consist of trade receivables, inventories and property, plant and equipment. All other assets are assigned to general corporate as corporate maintains responsibility for all other assets. Corporate assets are primarily cash and equivalents, goodwill, intangibles and other assets. Assets in each geographic operating segment have not changed materially since December 31, 2001.

Geographic Operating Segments

	Net Sales		Operating Income (Loss)

	1st Qtr.	1st Qtr.	1st Qtr.	1st Qtr.
	2002	2001	2002	2001

	(in thousands)
United States	$34,860	$39,621	$5,271	$4,686
Europe	34,691	37,474	5,443	4,131
Asia Pacific	38,498	36,123	8,155	5,342
Other	5,948	7,593	45	(932)

Segments total	113,997	120,811	18,914	13,227
Manufacturing operations	—	—	1,118	1,367
Research and development	—	—	(6,984)	(7,264)
Elimination of inter-company profit	—	—	(4,514)	(8,620)
General corporate	—	—	33	2,384

Total	$113,997	$120,811	$8,567	$1,094

      In each geographic segment the Company markets products in two product lines: Opthalmic Surgical and Contact Lens Care. The Ophthalmic Surgical product line produces intraocular lenses, phacoemulsification equipment, viscoelastics, and other products related to cataract and refractive surgery. The Contact Lens Care product line produces cleaning, storage and disinfection products for the consumer contact lens market. The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for products in all geographic operating segments. There are no transfers between product lines.

ADVANCED MEDICAL OPTICS, INC.

NOTES TO UNAUDITED CONDENSED

COMBINED FINANCIAL STATEMENTS — (Continued)

Net Sales by Product Line

	Three Months Ended

	March 29,	March 30,
	2002	2001

	(In thousands)
Ophthalmic Surgical	$57,412	$56,693
Contact Lens Care	56,585	64,118

Total Net Sales	$113,997	$120,811

Note 9:     Subsequent Events

      On May  24, 2002, the Company entered into a sublease agreement for its headquarters facility consisting of approximately 171,330 square feet and located in Santa Ana, California. The Company’s obligation to pay rent begins October 24, 2002. Unless terminated sooner pursuant to the terms of the sublease agreement or at law, the sublease will expire on July 9, 2015.

      On May 24, 2002 the Company also entered into a Consent to Sublease and Second Amendment to Lease under which the Company obtained the right, provided it is not in default and is occupying the entire premises, to extend the term of the sublease for two additional periods of six years each.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion together with the unaudited condensed combined financial statements and corresponding notes.

Overview

      We are a global leader in the development, manufacture and marketing of medical devices for the eye and contact lens care products. Our market research indicates that we are the second largest global manufacturer and marketer of ophthalmic surgical products and contact lens care products, in each case as measured by net sales in the markets in which we compete in 2001. Through a significant commitment to internal research and development and alliances and partnerships, we have demonstrated success in the introduction of new and innovative products. We believe we are the technology leader in our markets and that our brands are among the most trusted and recognized in our industry. Our products in the ophthalmic surgical market include intraocular lenses, phacoemulsification systems, viscoelastics and surgical packs containing items used in cataract surgery, and microkeratomes used in refractive surgery. Our products in the contact lens care market include disinfecting solutions to destroy harmful microorganisms in and on the surface of contact lenses, daily cleaners to remove undesirable film and deposits from contact lenses, enzymatic cleaners to remove protein deposits from contact lenses and lens rewetting drops to provide added wearing comfort.

      We have operations in approximately 20 countries and sell our products in approximately 60 countries. As part of Allergan, we organized our operations into four regions: North America, Latin America, Asia Pacific and Europe. Operations for the Europe Region included sales to customers in Africa and the Middle East, and operations in the Asia Pacific Region included sales to customers in Australia and New Zealand. After the distribution, we will organize our operations in three regions:

•	North and South America;

•	Japan; and

•	Europe, Africa and Asia Pacific (excluding Japan, but including Australia and New Zealand).

Separation from Allergan

      Allergan has determined to spin off its existing optical medical device business by contributing all of the assets related to the two business lines that comprise the optical medical device business to us and distributing all of our outstanding shares of stock to its stockholders. We will have no material assets, liabilities or activities as a separate corporate entity until Allergan’s contribution to us of the optical medical device business. The contribution is expected to be completed on or about June 29, 2002, which is the expected distribution date. Following the distribution, we will be an independent public company and Allergan will no longer maintain any stock ownership in us.

      We estimate that Allergan and we will incur approximately $150 million to $200 million in aggregate costs, fees and expenses related to our separation from Allergan. These costs, fees and expenses will primarily relate to transition costs, taxes and professional expenses payable in connection with our separation from Allergan, and dissynergies prior to the distribution. We are currently unable to estimate the allocation of these costs between us and Allergan. Subsequent to the distribution, we anticipate incurring incremental annual pre-tax costs of approximately $52 million associated with being an independent public company. Our management believes these costs are a reasonable estimate of the incremental costs we will incur as an independent company; however, we cannot assure you that actual costs will not exceed this estimate by a material amount. Estimated incremental annual costs include approximately:

•	$7 million for cost of sales;

•	$22 million for selling, general and administrative expenses including accounting, legal, human resources and other costs;

•	$1 million for research and development costs; and

•	$22 million for interest expense, including the estimated annual amortization of capitalizable debt origination fees. This estimate is based on the incurrence of $300.0 million of debt at a weighted average interest rate of 8.05%; however, our debt agreements are not yet finalized and we cannot assure you that we will be able to obtain financing on these terms.

      Allergan does not account for our business on the basis of separate legal entities, subsidiaries, divisions or segments. The accompanying unaudited condensed combined financial statements include those assets, liabilities, revenues and expenses directly attributable to our operations and allocations of certain Allergan corporate assets, liabilities and expenses. These amounts have been allocated on a basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to us or the benefit obtained by us. We believe the methods used to allocate these amounts to us are reasonable and consistent with previous periods. All material intercompany balances have been eliminated. The financial information included herein does not necessarily reflect what the financial position and results of our operations would have been had we operated as a stand-alone public entity during the periods covered, and may not be indicative of our future operations or financial position.

      As part of Allergan, we have historically participated in various Allergan administered functions including shared services surrounding selling, general and administrative expenses, retirement and other post-retirement benefit plans, income taxes and cash management. Additionally, Allergan has manufactured certain of our products. Shared services include finance, human resources, information systems and legal services. Our allocated portion of the expenses for these services are included in selling, general and administrative expense in our unaudited condensed combined statements of earnings. For the three months ended March 29, 2002, and the three months ended March 30, 2001, these allocated expenses were $8.2 million and $8.6 million, respectively.

      The Allergan retirement plans and other post-retirement benefit plans, which primarily provide medical benefits, historically have covered all Allergan employees. We have included in our unaudited condensed combined financial statements allocations for expenses attributable to our employees participating in these plans. We have also included in our unaudited condensed combined financial statements assets and liabilities associated with foreign plans to the extent that these plans will be transferred to us.

      Our income historically has been included in consolidated income tax returns filed by Allergan and most of the related income taxes have been paid by Allergan. Allergan has managed its tax position for the benefit of its entire portfolio of businesses. Allergan’s tax strategies are not necessarily reflective of the tax strategies that we would have followed or will follow as a stand-alone company. Our income tax expense has been recorded as if we filed tax returns separate from Allergan.

      Cash and equivalents consist of cash in banks and repurchase agreements with financial institutions with original maturities of 90 days or less. We historically have participated in a centralized cash management program administered by Allergan. Cash and equivalents include only those amounts that will be considered part of our operations upon the distribution.

      Prior to the distribution, we will enter into several agreements with Allergan in connection with, among other things, transitional services, employee matters, manufacturing and tax sharing. Under the transitional services agreement, Allergan will provide us, on an interim basis, transitional services such as facilities subleases, research and development services, retail channel support and general and administrative services. In addition, under the transitional services agreement we will provide certain limited transitional services to Allergan on an interim basis. Such services include facilities subleases, retail channel support, and certain general and administrative services.

      The transitional services agreement will set forth charges generally intended to allow Allergan to fully recover the allocated costs of providing the services, plus all out-of-pocket costs and expenses, except that we will pay to Allergan a commission related to our products that are sold by them during the transition period. We will recover costs from Allergan in a similar manner for services provided by us. Access to research and development facilities will be provided to us for up to three years following the distribution. With limited exceptions, we do not expect that the other transitional services will extend beyond the 12-month period following the distribution. We cannot assure you that the costs we incur under the transitional services agreement will be equal to or less than the costs of providing these services internally.

      Under the manufacturing agreement, Allergan will manufacture certain contact lens care products and VITRAX for a period of up to three years from the date of the distribution. We plan to purchase these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. If we are unable to either build or obtain regulatory approval for new facilities or locate and obtain regulatory approval for third party manufacturers to produce our products at the end of this three-year period, our business may be harmed.

      The tax sharing agreement will govern Allergan’s and our respective rights, responsibilities and obligations after the distribution with respect to taxes for any tax period ending before, on or after the distribution. Generally, Allergan will be liable for all pre-distribution taxes attributable to its business, and we will indemnify Allergan for all pre-distribution taxes attributable to our business for the current taxable year. In addition, the tax sharing agreement will provide that Allergan will generally be liable for taxes that are incurred as a result of restructuring activities related to the distribution.

      We and Allergan have made representations to each other and to the Internal Revenue Service in connection with the private letter ruling that Allergan has received regarding the tax-free nature of the distribution of our common stock by Allergan to its stockholders. If either we or Allergan breach our representations to each other or to the Internal Revenue Service, or if we or Allergan take or fail to take, as the case may be, actions that result in the distribution failing to meet the requirements of a tax-free distribution pursuant to Section 355 of the Internal Revenue Code, the party in breach will indemnify the other party for any and all resulting taxes.

Revenue Recognition

      We recognize revenue from product sales when the goods are shipped and title and risk of loss transfer to the customer (F.O.B. shipping point), with the exception of intraocular lenses, which are distributed on a consignment basis and recognized as revenue upon implantation in a patient. We generally permit returns of product from any product line by any class of customer if the product is returned in a timely manner, in good condition, and through the normal channels of distribution. Return policies in certain international markets can be more stringent and are based on the terms of contractual agreements with customers. Allowances for returns are provided for based upon an analysis of our historical patterns of returns matched against the sales from which they originated. Historically product returns have been within the amounts reserved.

Results of Operations

      Net Sales. The following table compares net sales by product line for the three month periods ended March 29, 2002 and March 30, 2001:

	Three Months Ended

	March 29,	March 30,
	2002	2001

	(in thousands)

Ophthalmic surgical	$57,412	$56,693

Contact lens care	56,585	64,118

Total net sales	$113,997	$120,811

U.S.	30.6%	32.8%

International (excluding U.S.)	69.4%	67.2%

      Net sales decreased $6.8 million, or 5.6%, to $114.0 million in the three months ended March 29, 2002 from $120.8 million in the three months ended March 30, 2001. Foreign currency fluctuations in the three months ended March 29, 2002 decreased sales by $5.8 million, or 4.8%, as compared to average rates in effect in the three months ended March 30, 2001. At constant currency rates, sales decreased by $1.0 million, or 0.8%, in the three months ended March 29, 2002 compared to the three months ended March 30, 2001. The total decrease in net sales in the three months ended March 29, 2002 compared to the three months ended March 30, 2001 was primarily the result of a decrease in sales of contact lens care products, partially offset by an increase in sales of our ophthalmic surgical products.

      Global sales of our contact lens care products decreased by $7.5 million, or 11.7% in the three months ended March 29, 2002 as compared to the three months ended March 30, 2001. Sales of our contact lens care products in the United States decreased $5.6 million, or 32.2%, in the three months ended March 29, 2002 compared to the three months ended March 30, 2001, primarily due to a decrease in sales of private-label cold-chemical one-bottle disinfection systems. International sales of our contact lens care products decreased $1.9 million, or 4.1%, in the three months ended March 29, 2002 compared to the three months ended March 30, 2001 primarily as a result of the weakening of foreign currencies, primarily the Japanese yen and euro, versus the dollar, which accounted for $3.5 million of the decrease in international sales. At constant currency rates, international contact lens care sales in the three months ended March 29, 2002 increased $1.6 million, or 3.4%, primarily attributable to an increase in sales of peroxide-based disinfection and ancillary products. We expect that our global sales of contact lens care products will continue to contract as customers continue to increase their use of lower priced one-bottle cold-chemical disinfection systems and decrease their use of peroxide-based disinfection systems. As our mix of products shifts towards one-bottle disinfection systems, we expect that this trend will have a diminishing impact on our sales.

      Global sales of our ophthalmic surgical products increased by $0.7 million, or 1.3% in the three months ended March 29, 2002 compared to the three months ended March 30, 2001. In the United States, sales of our ophthalmic surgical products increased $0.9 million, or 4.1%, in the three months ended March 29, 2002 compared to the three months ended March 30, 2001, while internationally, sales of our ophthalmic surgical products decreased $0.2 million or 0.6% over the same period. Sales in the United States increased primarily due to an increase in sales of phacoemulsification equipment. International sales of our ophthalmic surgical products in the three months ended March 29, 2002 were negatively affected primarily by the weakening of the Japanese yen and the euro versus the dollar, which resulted in a $2.3 million, or 6.7%, unfavorable currency impact. At constant currency rates, international sales of our ophthalmic surgical products increased $2.1 million, or 6.1%. This increase was primarily attributable to sales increases in the SENSAR acrylic intraocular lens, offset in part by sales decreases in PMMA intraocular lenses, silicone intraocular lenses and phacoemulsification equipment. We believe that global sales of ophthalmic surgical products will continue to grow as sales for higher margin foldable introacular lenses, most notably the SENSAR acrylic lens, continue to improve.

      Gross Margin. Our gross margin increased as a percent of net sales by 2.9 percentage points from 58.3% in the three months ended March 30, 2001 to 61.2% in the three months ended March 29, 2002. The increase in gross margin as a percent of net sales in the three months ended March 29, 2002 as compared to the three months ended March 30, 2001 was primarily the result of manufacturing efficiencies and a change in product sales mix to higher margin surgical products. Gross margin in dollars declined by $0.8 million to $69.7 million in the three months ended March 29, 2002 compared to $70.5 million in the three months ended March 30, 2001, due to the decrease in net sales, partially offset by the 2.9 percentage point increase in gross margin percentage.

      Selling, general and administrative. Selling, general and administrative expenses were $54.2 million or 47.5% of net sales in the three months ended March 29, 2002 compared to $62.1 million or 51.4% of net sales in the three months ended March 30, 2001. The decrease in both selling, general and administrative expense in dollars and as a percent of net sales was primarily a result of lower selling expenses resulting from both lower combined net sales as well as cost improvements. These cost improvements were realized as a result of a restructuring of our European sales force that was completed in 2001, a reduction in goodwill amortization of $2.2 million and favorable currency translation due to the weakening of foreign currencies versus the U.S. dollar in the countries in which we operate. Beginning in 2002, we no longer amortize goodwill as required in accordance with SFAS No. 142.

      Research and development. Research and development expenses decreased by 3.9% to $7.0 million in the three months ended March 29, 2002 compared to $7.3 million in the three months ended March 30, 2001. The decrease of $0.3 million was a result of a decrease in spending for research efforts in the ophthalmic surgical business, partially offset by a small increase in research and development spending for the contact lens care business.

      Operating income. Operating income was $8.6 million or 7.5% of net sales in the three months ended March 29, 2002, an increase of $7.5 million from $1.1 million, or 0.9% of net sales in the three months ended March 30, 2001. The increase in operating income in the three months ended March 29, 2002 was primarily the result of the lower selling, general and administrative expenses, partially offset by a decrease in gross margin.

      Non-operating income and expense. Non-operating expense was $0.9 million in the three months ended March 29, 2002 compared to income of $0.6 million in the three months ended March 30, 2001. We recorded an unrealized loss on derivative instruments of $0.2 million in the three months ended March 29, 2002 compared to an unrealized gain of $1.3 million in the three months ended March 30, 2001. We record as “unrealized loss/ (gain) on derivative instruments” the mark to market adjustments on the outstanding foreign currency options which we enter into, as part of Allergan’s overall risk management strategy, to reduce the volatility of expected earnings in currencies other than U.S. dollar. Interest expense declined slightly to $0.7 million in the three months ended March 29, 2002 compared to interest expense of $0.8 million in the three months ended March 30, 2001 due primarily to a small decline in outstanding long-term debt balances in the three months ended March 29, 2002 compared to the three months ended March 30, 2001.

      Income taxes. The effective tax rate for the three months ended March 29, 2002 was 38.0%, an increase of 10.2 percentage points as compared to the effective tax rate of 27.8% for the three months ended March 30, 2001. The annual effective tax rate in 2001 included the recognition of certain tax benefits associated with the utilization of a net operating loss carryforward and the realization of other deferred tax assets in Japan for which we previously had established a valuation allowance. In 2001, we determined, based solely on our judgment, that realization of the deferred tax assets had become “more likely than not” and accordingly, we reversed the valuation allowance previously established. We do not anticipate that our future provision for income taxes will include tax benefits similar to those we recognized in 2001. Following the distribution, we believe our future effective income tax rate may vary depending on our mix of domestic and international taxable income or loss and the various tax and treasury strategies that we implement, including a determination of our policy regarding repatriation of future accumulated foreign earnings.

      Net earnings. Net earnings for the three months ended March 29, 2002 were $4.7 million compared to $0.8 million in the three months ended March 30, 2001. The $3.9 million increase in net earnings for the three months ended March 29, 2002 is primarily the result of the $7.5 million increase in operating income partially offset by the increase in non-operating expense and the increase in the provision for income taxes. Net earnings for the three months ended March 30, 2001 included a $0.4 million after-tax loss related to the adoption of SFAS No. 133 — “Accounting for Derivative Instruments and Hedging Activities.”

New Accounting Standards

      In July 2001, Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141), was issued. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method combinations completed after June 30, 2001. SFAS No. 141 also requires that we evaluate our existing intangible assets and goodwill that were acquired in prior business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition of intangibles apart from goodwill.

      Additionally, in July 2001 Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), was issued and is effective for all fiscal years beginning after December 15, 2001 (January 1, 2002 for us). SFAS No. 142 establishes accounting and reporting standards for intangible assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives be evaluated annually for impairment rather than amortized. Upon adoption of SFAS No. 142, we will also be required to test goodwill and intangible assets with indefinite useful lives for impairment within the first interim period with any impairment loss being recognized as a cumulative effect of a change in accounting principle.

      In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires us to perform an assessment of whether there is an indication that goodwill and intangible assets with indefinite useful lives are impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired.

      We adopted the provisions of SFAS No. 141 on June 30, 2001 and SFAS No. 142 on January 1, 2002 effective with Allergan’s adoption of the new accounting standards. Allergan’s adoption of SFAS No. 142 did not result in a negative impact on Allergan’s consolidated financial statements. After the spin-off is completed, we will be required to complete a separate assessment of goodwill and intangibles on a stand-alone basis. We do not expect that this separate assessment will have a negative effect on our combined financial statements. As of March 29, 2002, we had unamortized goodwill in the amount of $100.1 million. Amortization expense related to goodwill was $0 and $2.2 million for the three months ended March 29, 2002 and March 30, 2001, respectively.

      In October 2001, Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), was issued. SFAS No. 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. We adopted the provisions of SFAS No. 144 in the quarter ended March 29, 2002. The adoption of SFAS No. 144 did not have a material impact on our combined financial statements.

Part II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits — Reference is hereby made to the Exhibit Index commencing on page 20.

(b)	Reports on Form 8-K — None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MEDICAL OPTICS, INC (Registrant)

Date: June 21, 2002	/s/ Robert F. Gallagher Robert F. Gallagher (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.5	Consent to Sublease and Second Amendment to Lease, dated May 24, 2002, by and among Andrew Place Two LLC as landlord, Ingram Micro Inc. as tenant and the Company as subtenant.

10.6	Sublease Agreement dated May 24, 2002, between the Company and Ingram Micro Inc. for the premises located at 1700 East St. Andrew Place, Santa Ana, California, 92705.