Form 10-Q
period 2002-06-28
ADVANCED MEDICAL OPTICS INC
filed 2002-08-12
CIK 1168335

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED JUNE 28, 2002	COMMISSION FILE NUMBER 001-31257

ADVANCED MEDICAL OPTICS, INC.

A DELAWARE CORPORATION	IRS EMPLOYER IDENTIFICATION 33-0986820

1700 E. ST. ANDREW PLACE, SANTA ANA, CALIFORNIA 92799-6162

TELEPHONE NUMBER 714/247-8200

FORMER ADDRESS:

2525 DUPONT DRIVE, IRVINE, CALIFORNIA 92612

TELEPHONE NUMBER 714/246-4500

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) ☒ yes ☐ no
(2) ☒ yes ☐ no

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of August 9, 2002 there were 28,723,512 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION
Unaudited Condensed Combined Statements of Earnings
Unaudited Condensed Combined Balance Sheets
Unaudited Condensed Combined Statements of Cash Flows
Notes to Unaudited Condensed Combined Financial Statements
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 28, 2002
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE

ADVANCED MEDICAL OPTICS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 28, 2002

INDEX

			Page

PART I — FINANCIAL INFORMATION
ITEM 1 —		FINANCIAL STATEMENTS
(A	)	Unaudited Condensed Combined Statements of Earnings — Three Months and Six Months Ended June 28, 2002 and June 29, 2001	3
(B	)	Unaudited Condensed Combined Balance Sheets — June 28, 2002 and December 31, 2001	4
(C	)	Unaudited Condensed Combined Statements of Cash Flows — Six Months Ended June 28, 2002 and June 29, 2001	5
(D	)	Notes to Unaudited Condensed Combined Financial Statements	6-13
ITEM 2 —		MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14-25
ITEM 3 —		QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26-29
		CERTAIN FACTORS AND TRENDS AFFECTING ADVANCED MEDICAL OPTICS AND ITS BUSINESSES	30-51
PART II — OTHER INFORMATION
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS			52
ITEM 5 — OTHER INFORMATION			52
ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K			52-53
Signature			54

PART I — FINANCIAL INFORMATION

Advanced Medical Optics, Inc.
Unaudited Condensed Combined Statements of Earnings
(In thousands)

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001

Net sales	$137,678	$139,208	$251,676	$260,019
Cost of sales	53,419	53,948	97,696	104,283

Gross margin	84,259	85,260	153,980	155,736

Selling, general and administrative	59,615	58,488	113,785	120,606
Research and development	7,884	7,173	14,868	14,437

Operating income	16,760	19,599	25,327	20,693

Non-operating expense (income)
Interest expense	1,485	854	2,166	1,678
Unrealized loss (gain) on derivative instruments	1,719	363	1,931	(958)
Other, net	2,976	24	3,027	(66)

	6,180	1,241	7,124	654

Earnings before income taxes	10,580	18,358	18,203	20,039
Provision for income taxes	4,020	5,410	6,917	5,877

Earnings before cumulative effect of change in accounting principle	6,560	12,948	11,286	14,162
Cumulative effect of change in accounting principle, net of $160 of tax	—	—	—	(391)

Net earnings	$6,560	$12,948	$11,286	$13,771

See accompanying notes to unaudited condensed combined financial statements.

Advanced Medical Optics, Inc.
Unaudited Condensed Combined Balance Sheets
(In thousands)

	June 28,	December 31,
	2002	2001

ASSETS
Current assets
Cash and equivalents	$83,102	$6,957
Trade receivables, net	108,026	114,724
Inventories	61,479	65,237
Other current assets	15,373	23,634

Total current assets	267,980	210,552
Property, plant and equipment, net	35,729	28,293
Other assets	40,176	37,248
Goodwill	102,875	100,374
Intangibles, net	1,339	999

Total assets	$448,099	$377,466

LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$500	$18,988
Accounts payable	22,836	29,583
Accrued compensation	9,264	16,652
Other accrued expenses	29,015	20,328

Total current liabilities	61,615	85,551
Long-term debt, net of current portion	296,710	75,809
Other liabilities	9,852	2,176
Commitments and contingencies
Equity
Allergan, Inc. net investment	80,381	215,653
Accumulated other comprehensive loss	(459)	(1,723)

Total equity	79,922	213,930

Total liabilities and equity	$448,099	$377,466

See accompanying notes to unaudited condensed combined financial statements.

Advanced Medical Optics, Inc.
Unaudited Condensed Combined Statements of Cash Flows
(In thousands)

	Six Months Ended

	June 28,	June 29,
	2002	2001

Cash flows provided by operating activities
Net earnings	$11,286	$13,771
Non cash items included in net earnings:
Cumulative effect of accounting change for derivative instruments	—	551
Depreciation and amortization	7,140	11,047
Deferred income taxes	5,720	—
Loss on investments and assets	1,635	225
Unrealized loss/(gain) on derivatives	1,931	(958)
Changes in assets and liabilities:
Trade receivables	13,540	4,732
Inventories	3,521	(2,141)
Other current assets	4,105	2,555
Accounts payable	(7,599)	(3,913)
Accrued expenses and other liabilities	7,730	(5,149)
Other non-current assets	(8,887)	(4,213)

Net cash provided by operating activities	40,122	16,507

Cash flows from investing activities
Additions to property, plant and equipment	(8,720)	(1,638)
Additions to capitalized internal-use software	(875)	(1,198)
Additions to demonstration and bundled equipment	(2,664)	(2,326)

Net cash used in investing activities	(12,259)	(5,162)

Proceeds from issuance of senior subordinated notes	197,194	—
Long-term debt borrowings	108,363	—
Repayment of long-term debt	(111,363)	—
Distributions to Allergan, Inc., net of advances	(146,558)	(18,748)

Net cash provided by (used in) financing activities	47,636	(18,748)
Effect of exchange rates on cash and equivalents	646	(432)

Net increase (decrease) in cash and equivalents	76,145	(7,835)
Cash and equivalents at beginning of period	6,957	12,641

Cash and equivalents at end of period	$83,102	$4,806

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,719	$1,776
Income taxes	$1,113	$63

See accompanying notes to unaudited condensed combined financial statements.

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Combined Financial Statements

Note 1: Description of Business

On January 22, 2002, Allergan, Inc. (Allergan) announced a plan to spin off its optical medical device business consisting of ophthalmic surgical and contact lens care product business lines to Allergan stockholders. The 28,723,512 shares of the new optical medical device company, Advanced Medical Optics, Inc. (AMO or the Company), were distributed on June 29, 2002 to Allergan stockholders of record on June 14, 2002 by means of a tax-free dividend. The distribution resulted in AMO operating as an independent entity with publicly traded common stock.

On June 29, 2002 in accordance with the contribution and distribution agreement, cash and equity were reduced by approximately $50.1 million due to a cash distribution to Allergan.

Note 2: Basis of Presentation

In the opinion of management, the accompanying unaudited condensed combined financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited combined financial statements of the Company for the year ended December 31, 2001. The results of operations for the three and six months ended June 28, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

Allergan did not account for the business that comprises AMO on the basis of separate legal entities, subsidiaries, divisions or segments. The accompanying unaudited combined financial statements as of December 31, 2001 and for each of the periods ended June 28, 2002 and June 29, 2001 include those assets, liabilities, revenues and expenses directly attributable to AMO’s operations and allocations of certain Allergan corporate assets, liabilities and expenses to AMO. These amounts have been allocated to AMO on the basis that is considered by Allergan management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by the Company. Allergan believes the methods used to allocate these amounts are reasonable and consistent with prior periods. The accompanying unaudited combined balance sheet as of June 28, 2002 includes those assets and liabilities directly related to the optical medical device business. All material intercompany balances have been eliminated. At June 28, 2002, approximately $7.0 million of intercompany payables were converted to third party payables to Allergan. The financial information included herein does not necessarily reflect what the financial position and results of operations of the Company would have been had it operated as a stand-alone public entity during the periods covered, and may not be indicative of future operations or financial position. Subsequent to the distribution, the Company estimates that it will incur incremental annual pre-tax costs of approximately $58 million associated with being an independent public company. Such incremental annual costs include approximately $7 million for cost of sales, $31 million for selling,

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Combined Financial Statements (continued)

general and administrative expenses including accounting, information systems, legal, human resources and other costs, $1 million for research and development costs, and interest expense of $19 million, including the estimated annual amortization of capitalized debt origination fees. The estimate of incremental interest expense is based on the incurrence of $300 million of debt at a weighted average interest rate of 6.89%, including the benefit of interest rate swaps.

Note 3: Recently Adopted Accounting Standards

In July 2001, Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141), was issued. SFAS No. 141 required that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method combinations completed after June 30, 2001. SFAS No. 141 also required the Company to evaluate its existing intangible assets and goodwill that were acquired in prior business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition of intangibles apart from goodwill.

Additionally, in July 2001, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), was issued and is effective for all periods of fiscal years beginning after December 15, 2001 (January 1, 2002 for the Company). SFAS No. 142 establishes accounting and reporting standards for intangible assets. SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives be evaluated annually for impairment rather than amortized. Upon adoption of SFAS No. 142, the Company is also required to test goodwill and intangible assets with indefinite useful lives for impairment within the first interim period with any impairment loss being recognized as a cumulative effect of a change in accounting principle.

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

The Company adopted the provisions of SFAS No. 141 on June 30, 2001 and SFAS No. 142 on January 1, 2002, effective with Allergan’s adoption of the new accounting standard. Allergan’s adoption did not result in a negative impact on Allergan’s Consolidated Financial Statements. The Company is required to complete a separate assessment of goodwill and intangibles on a

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Combined Financial Statements (continued)

stand-alone basis. The Company’s separate assessment is not expected to result in a negative impact on its combined financial statements.

The components of amortizable intangibles and goodwill were as follows:

Intangibles

	June 28, 2002		December 31, 2001

	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization

Amortized Intangible Assets:
Licensing	$4,426	$(3,148)	$3,940	$(3,004)
Trademarks	86	(25)	78	(15)

	$4,512	$(3,173)	$4,018	$(3,019)

Amortization expense for the three and six months ended June 28, 2002 and June 29, 2001 was approximately $78,000 and $154,000, respectively.

Estimated amortization expense for years ending December 31, 2002, 2003, 2004, 2005, 2006 and thereafter are $352,000, $401,000, $401,000, $185,000, $96,000 and $58,000, respectively.

Goodwill

(In thousands)	June 28, 2002	December 31, 2001

Goodwill:
United States	$12,783	$12,783
Asia Pacific	25,306	22,805
Manufacturing Operations	64,786	64,786

	$102,875	$100,374

There was no activity related to goodwill during the six months ended June 28, 2002, except for the impact of foreign currency fluctuations.

Pro forma financial information related to the adoption of SFAS No. 142 is as follows:

	For the quarters ended		For the six months ended

(In thousands)	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001

Net earnings	$6,560	$12,948	$11,286	$13,771
Add back:
Goodwill amortization, net of tax	—	1,343	—	2,701

Adjusted net earnings	$6,560	$14,291	$11,286	$16,472

In October 2001, Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), was issued. SFAS No. 144 superseded Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Combined Financial Statements (continued)

Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. SFAS No. 144 retained the requirement in Opinion No. 30 to report separately discontinued operations and extended that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted the provisions of SFAS No. 144 for the quarter ended March 29, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s combined financial statements.

In April 2002, Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145) was issued. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, we will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt. SFAS No. 145 is effective for annual periods beginning after May 15, 2002, with earlier adoption encouraged. The Company elected to early-adopt SFAS No. 145 during the quarter ended June 28, 2002. The adoption of SFAS 145 did not have a material effect on the Company’s combined financial statements.

Note 4: Inventories

Components of inventories were:

	June 28,	December 31,
	2002	2001

	(in thousands)
Finished goods, including inventory on consignment with customers of $6,882 and $6,653 in 2002 and 2001, respectively	$44,652	$51,479
Work in process	5,560	5,078
Raw materials	11,267	8,680

Total	$61,479	$65,237

Note 5: Debt and Interest Rate Swap Agreements

At June 28, 2002, the Company had $197.2 million, net of $2.8 million of original issue discount, of 9-1/4% senior subordinated notes due July 15, 2010 outstanding. Interest on the senior subordinated notes is payable on January 15 and July 15 of each year, commencing January 15, 2003. The notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 2006 at various redemption prices.

In addition, the Company entered into a senior credit facility, consisting of a $100.0 million term loan and a $35.0 million revolving line of credit. Currently, approximately $17.0 million of the revolving line of credit has been reserved to support letters of credit issued on the Company’s behalf.

A portion of the proceeds from the senior subordinated notes and the term loan were used to repay debt in Japan. As a result of the prepayment of the Japan debt and the adoption of SFAS No. 145, $3.5 million of early debt extinguishment costs were incurred and are recorded in “Other, net” on the accompanying condensed combined statement of earnings.

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Combined Financial Statements (continued)

The senior credit facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and interest coverage ratios. Certain covenants under the senior credit facility and the indenture relating to the senior subordinated notes also limit the incurrence of additional indebtedness and restrict dividend payments.

The aggregate maturities of total long-term debt are as follows: $1.0 million each year between 2003 and 2006; $48.0 million in 2007 and $248.0 million after 2007.

In June and July 2002, the Company entered into various interest rate swap agreements which effectively convert the interest rate on $150.0 million of the senior subordinated notes from a fixed to a floating rate and convert the interest rate on $50.0 million of the $100.0 million term loan from a floating rate to a fixed rate. The interest rate swaps have maturity dates beginning in 2005 and qualify as either fair value or cash flow hedges. Changes in fair value of these swap agreements are recorded in other comprehensive income to the extent such changes are effective and as long as the fair value or cash flow hedge requirements are met.

At June 28, 2002, the fair value of $(2.0) million of the interest rate swap agreements related to the senior subordinated notes is recorded in “Other liabilities.”

Note 6: Income Taxes

The Company’s operations were historically included in Allergan’s consolidated U.S. federal and state income tax returns and in the tax returns of certain Allergan foreign subsidiaries. The provision for income taxes has been determined as if the Company had filed separate tax returns under its existing structure for the periods presented. Accordingly, the effective tax rate of the Company in future years could vary from its historical effective tax rate depending on the Company’s future legal structure and tax elections. A majority of income taxes were paid by Allergan and reflected through the “Allergan, Inc. net investment” account.

Note 7: Commitments and Contingencies

In conjunction with the spin-off from Allergan, the Company has entered into various facility leases worldwide. Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year are as follows: $6.8 million in 2003; $4.5 million in 2004; $3.8 million in 2005; $3.9 million in 2006; $2.4 million in 2007 and $18.4 million thereafter.

The Company is involved in various litigation and claims arising in the normal course of business. Management believes that recovery or liability with respect to any pending lawsuits or asserted claims, will not have a material adverse effect on the Company’s combined financial position or results of operations.

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Combined Financial Statements (continued)

Note 8: Other Comprehensive Income

The following table summarizes components of comprehensive income (in thousands):

	Three Months Ended

	June 28, 2002			June 29, 2001

		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
	amount	or benefit	amount	amount	or benefit	amount

Unrealized loss on derivatives	$(2,028)	771	$(1,257)	$—	—	$—
Foreign currency translation adjustments	$3,028	$—	3,028	$(1,264)	—	(1,264)

Net earnings			6,560			12,948

Total comprehensive income			$8,331			$11,684

	Six Months Ended

	June 28, 2002			June 29, 2001

		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
	amount	or benefit	amount	amount	or benefit	amount

Unrealized loss on derivatives	$(2,028)	771	$(1,257)	$—	—	$—
Foreign currency translation adjustments	$2,521	—	2,521	$73	—	73

Net earnings			11,286			13,771

Total comprehensive income			$12,550			$13,844

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Combined Financial Statements (continued)

Note 9: Business Segment Information

As a part of Allergan, the Company operated in regions or geographic operating segments. The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 29.0% and 30.6% of total net sales in the quarters ended June 28, 2002 and June 29, 2001, respectively, and 29.7% and 31.6% of total net sales for the six months ended June 28, 2002 and June 29, 2001, respectively. Additionally, sales in Japan represented 25.8% and 25.0% of total net sales in the quarters ended June 28, 2002 and June 29, 2001, respectively, and 25.6% and 22.8% of total net sales for the six months ended June 28, 2002 and June 29, 2001, respectively. No other country, or single customer, generates over 10% of total net sales. Operations for the Europe Region also include sales to customers in Africa and the Middle East, and operations in the Asia Pacific Region include sales to customers in Australia and New Zealand.

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

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Combined Financial Statements (continued)

Geographic Operating Segments

	Net Sales		Operating Income(Loss)

	2nd Qtr.	2nd Qtr.	2nd Qtr.	2nd Qtr.
(In thousands)	2002	2001	2002	2001

United States	$39,924	$42,650	$8,764	$7,499
Europe	44,560	40,791	12,108	10,648
Asia Pacific	45,826	47,667	12,403	13,926
Other	7,368	8,100	512	462

Segments total	137,678	139,208	33,787	32,535
Manufacturing operations	—	—	831	512
Research and development	—	—	(7,884)	(7,173)
Elimination of inter-company profit	—	—	(6,166)	(9,078)
General corporate	—	—	(3,808)	2,803

Total	$137,678	$139,208	$16,760	$19,599

	Net Sales		Operating Income(Loss)

	Six Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
(In thousands)	2002	2001	2002	2001

United States	$74,785	$82,272	$14,035	$12,186
Europe	79,251	78,265	17,551	14,779
Asia Pacific	84,324	83,790	20,558	19,268
Other	13,316	15,692	557	(470)

Segments total	251,676	260,019	52,701	45,763
Manufacturing operations	—	—	1,950	1,878
Research and development	—	—	(14,868)	(14,437)
Elimination of inter-company profit	—	—	(10,680)	(17,698)
General corporate	—	—	(3,776)	5,187

Total	$251,676	$260,019	$25,327	$20,693

In each geographic segment the Company markets products in two product lines: Ophthalmic Surgical and Contact Lens Care. The Ophthalmic Surgical product line markets intraocular lenses, phacoemulsification equipment, viscoelastics, and other products related to cataract and refractive surgery. The Contact Lens Care product line markets cleaning, storage and disinfection products for the consumer contact lens market. The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for products in all geographic operating segments. There are no transfers between product lines.

Net Sales by Product Line

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
(In thousands)	2002	2001	2002	2001

Ophthalmic Surgical	$70,901	$65,526	$128,313	$122,218
Contact Lens Care	66,777	73,682	123,363	137,801

Total Net Sales	$137,678	$139,208	$251,676	$260,019

ADVANCED MEDICAL OPTICS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR THE QUARTER ENDED JUNE 28, 2002

OVERVIEW

     We are a global leader in the development, manufacture and marketing of medical devices for the eye and contact lens care products. Our products in the ophthalmic surgical market include intraocular lenses, phacoemulsification systems, viscoelastics and surgical packs used in cataract surgery, and microkeratomes used in refractive surgery. Our products in the contact lens care market include disinfecting solutions to destroy harmful microorganisms in and on the surface of contact lenses, daily cleaners to remove undesirable film and deposits from contact lenses, enzymatic cleaners to remove protein deposits from contact lenses and lens rewetting drops to provide added wearing comfort.

     We have operations in approximately 20 countries and sell our products in approximately 60 countries. As part of Allergan, we had organized our operations into four regions: North America, Latin America, Asia Pacific and Europe. Operations for the Europe Region included sales to customers in Africa and the Middle East, and operations in the Asia Pacific Region included sales to customers in Australia and New Zealand. Since the distribution, we have organized our operations into three regions:

•	Americas (North and South America);

•	Japan; and

•	Europe, Africa and Asia Pacific (excluding Japan, but including Australia and New Zealand).

Separation from Allergan

Allergan spun-off its existing optical medical device business by contributing all of the assets related to the two business lines that comprise the optical medical device business to us and distributing all of our outstanding shares of stock to its stockholders. We had no material assets, liabilities or activities as a separate corporate entity until Allergan’s contribution to us of the optical medical device business. The contribution of assets and distribution to Allergan stockholders was completed on June 29, 2002. As a result of the distribution, we are an independent public company and Allergan no longer maintains any stock ownership in us.

On June 29, 2002 in accordance with the contribution and distribution agreement, our cash and equity were reduced by approximately $50.1 million due to a cash distribution to Allergan.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 28, 2002

OVERVIEW (Continued)

We anticipate incurring incremental annual pre-tax costs of approximately $58 million associated with being an independent public company. Our management believes that these costs are a reasonable estimate of the incremental costs we will incur as an independent company; however, we cannot assure you that actual costs will not exceed this estimate in a material amount. These incremental annual costs include approximately:

•	$7 million for cost of sales;

•	$31 million for selling, general and administrative expenses including accounting, legal, human resources and other costs;

•	$1 million for research and development costs; and

•	$19 million for interest expense, including the estimated annual amortization of capitalized debt origination fees. This estimate is based on the incurrence of $300 million of debt at a weighted average interest rate of 6.89%, including the benefit of interest rate swaps.

Allergan did not account for our business on the basis of separate legal entities, subsidiaries, divisions or segments. The accompanying unaudited combined financial statements as of December 31, 2001 and for each of the periods ended June 28, 2002 and June 29, 2001 include those assets, liabilities, revenues and expenses directly attributable to our operations and allocations of certain Allergan corporate assets, liabilities and expenses. These amounts have been allocated on a basis that is considered by Allergan management to reflect most fairly or reasonably the utilization of the services provided to us or the benefit obtained by us. Allergan believes the methods used to allocate these amounts to us are reasonable and consistent with prior periods. The accompanying unaudited combined balance sheet as of June 28, 2002 includes those assets and liabilities directly related to the optical medical device business. All material intercompany balances have been eliminated. The financial information included herein does not necessarily reflect what the financial position and results of our operations would have been had we operated as a stand-alone public entity during the periods covered, and may not be indicative of future operations or financial position.

As part of Allergan, we historically participated in various Allergan administered functions including shared services surrounding selling, general and administrative expenses, retirement and other post retirement benefit plans, income taxes and cash management. Additionally, Allergan has manufactured certain of our products. Shared services include finance, human resources, information systems and legal services. Our allocated portion of the expenses for these services are included in selling, general and administrative expense in our unaudited combined statements of earnings. For the three months ended June 28, 2002 and June 29, 2001, these

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 28, 2002

OVERVIEW (Continued)

allocated expenses were $15.0 million and $8.4 million, respectively. For the six months ended June 28, 2002 and June 29, 2001, these allocated expenses were $23.2 million and $17.0 million, respectively. The Allergan retirement plans and other post retirement benefit plans, which primarily provide medical benefits, historically have covered all Allergan employees. We have included in our unaudited combined statements of earnings allocations for expenses attributable to our employees participating in these plans. We have also included in our unaudited combined financial statements assets and liabilities associated with certain foreign plans to the extent that these plans were transferred to us.

Our income historically has been included in consolidated income tax returns filed by Allergan and most of the related income taxes have been paid by Allergan. Allergan has managed its tax position for the benefit of its entire portfolio of businesses. Allergan’s tax methodologies and elections are not necessarily reflective of the tax methodologies and elections that we would have followed or will follow as a stand-alone company. Our income tax expense has been recorded as if we filed tax returns separate from Allergan.

Cash and equivalents consist of cash in banks and repurchase agreements with financial institutions with original maturities of 90 days or less. We historically have participated in a centralized cash management program administered by Allergan. Cash and equivalents include only those amounts that will be considered part of our operations upon the distribution.

Prior to the distribution, we entered into several agreements with Allergan in connection with, among other things, transitional services, employee matters, manufacturing and tax sharing. Under the transitional services agreement, Allergan provides us, on an interim basis, transitional services such as facilities subleases, research and development services, retail channel support and general and administrative services. In addition, the transitional services agreement provides that we will provide certain limited transitional services to Allergan on an interim basis. Such services include: facilities subleases, retail channel support, and certain general and administrative services.

The transitional services agreement sets forth charges generally intended to allow Allergan to fully recover the allocated costs of providing the services, plus all out-of-pocket costs and expenses, except that we will pay to Allergan a commission related to our products that are sold by them during the transition period. We will recover costs from Allergan in a similar manner for services provided by us. Access to research and development facilities will be provided to us for up to three years following the distribution. With limited exceptions, we do not expect that the other transitional services will extend beyond the 12-month period

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 28, 2002

OVERVIEW (Continued)

following the distribution. We cannot assure you that the costs we incur under the transitional services agreement will be equal to or less than the costs of providing these services internally.

Under the manufacturing agreement, Allergan manufactures certain contact lens care products and VITRAX for a period of up to 3 years from the date of the distribution. We purchase these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. If we are unable to either build or obtain regulatory approval for new facilities or locate and obtain regulatory approval for third party manufacturers to produce our products, our business may be harmed.

The tax sharing agreement governs Allergan’s and our respective rights, responsibilities and obligations with respect to taxes for any tax period ending before, on or after the distribution. Generally, Allergan is liable for all pre-distribution taxes attributable to its business, and we generally indemnify Allergan for all unpaid pre-distribution taxes attributable to our business for the current taxable year. In addition, the tax sharing agreement provides that Allergan is generally liable for taxes that are incurred as a result of restructuring activities undertaken to effectuate the distribution.

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

CRITICAL ACCOUNTING POLICIES

Revenue and Accounts Receivable

We recognize revenue from product sales when the goods are shipped and title and risk of loss transfer to the customer (i.e., F.O.B. shipping point), with the exception of intraocular lenses, which are generally distributed on a consignment basis and recognized as revenue upon implantation in a patient. We generally permit returns of product from any product line by any class of customer if the product is returned in a timely manner, in good condition, and through the normal channels of

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 28, 2002

CRITICAL ACCOUNTING POLICIES (Continued)

distribution. Return policies in certain international markets can be more stringent and are based on the terms of contractual agreements with customers. Allowances for returns are provided for based upon an analysis of our historical patterns of returns matched against the sales from which they originated. Historically, product returns have been within the amounts reserved.

The allowance for doubtful accounts is determined by analyzing specific customer accounts and assessing the risk of uncollectibility based on insolvency, disputes or other collection issues. In addition, we routinely analyze the different receivable aging categories and establish reserves based on the length of time receivables are past due.

Inventories

Inventories are valued at the lower of first-in, first-out cost or market. On a regular basis, we evaluate inventory balances for excess quantities and obsolescence by analyzing estimated demand, inventory on hand, sales levels and other information. Inventory balances are reduced, if necessary, based on the analysis.

RESULTS OF OPERATIONS

Net Sales. The following table compares net sales by product line for the three month and six month periods ended June 28, 2002 and June 29, 2001:

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
(in thousands)	2002	2001	2002	2001

Ophthalmic Surgical	$70,901	$65,526	$128,313	$122,218
Contact Lens Care	66,777	73,682	123,363	137,801

Total Net Sales	$137,678	$139,208	$251,676	$260,019

Domestic	29.0%	30.6%	29.7%	31.6%
International	71.0%	69.4%	70.3%	68.4%

Net sales decreased $1.5 million, or 1.1%, to $137.7 million in the three months ended June 28, 2002 from $139.2 million in the three months ended June 29, 2001. Net sales for the six months ended June 28, 2002 were $251.7 million, a 3.2% decrease from the comparable 2001 amount.

The impact of foreign currency changes compared to the comparable prior year periods increased net sales by $0.1 million, or 0.1%, and decreased net sales by $5.6 million, or 2.2%, for the three and six months ended June

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 28, 2002

RESULTS OF OPERATIONS (Continued)

28, 2002, respectively. At constant currency rates, net sales decreased $1.6 million, or 1.2%, and decreased $2.7 million, or 1.0%, for the three and six months ended June 28, 2002, respectively, compared with the same periods last year. The total decrease in net sales in the three and six months ended June 28, 2002 compared with the same periods last year was primarily the result of a decrease in sales of contact lens care products, partially offset by an increase in sales of our ophthalmic surgical products.

Global sales of our contact lens care products decreased $6.9 million, or 9.4%, and decreased $14.4 million, or 10.5%, in the three and six months ended June 28, 2002, respectively, as compared with the same periods last year. Sales of our contact lens care products in the United States decreased $3.3 million, or 20.1%, and decreased $9.0 million, or 26.6%, in the three and six months ended June 28, 2002, respectively, compared with the same periods last year, primarily due to a decrease in sales of private-label cold-chemical one-bottle disinfection systems. International sales of our contact lens care products decreased $3.6 million, or 6.3%, and decreased $5.4 million, or 5.3%, in the three and six months ended June 28, 2002, respectively, compared with the same periods last year. The decrease in the six months ended June 28, 2002 was partially a result of the weakening of foreign currencies, primarily the Japanese yen and euro, versus the dollar, which accounted for $3.5 million of the decrease in international sales. At constant currency rates, international contact lens care sales in the three and six months ended June 28, 2002 decreased $3.6 million, or 6.3%, and decreased $2.0 million, or 1.9%, respectively.

The overall decreases in net sales for the three and six months ended June 28, 2002 are primarily attributable to management’s strategic decision to exit the low-margin private label business. Excluding the results of the private label business from all periods, contact lens care sales were materially unchanged. We expect that our global sales of contact lens care products will continue to contract as customers continue to increase their use of lower priced one-bottle cold-chemical disinfection systems and decrease their use of peroxide-based disinfection systems. As our mix of products shifts towards one-bottle disinfection systems, we expect that this trend will have a diminishing impact on our sales.

Global sales of our ophthalmic surgical products increased $5.4 million, or 8.2%, and increased $6.1 million, or 5.0%, in the three and six months ended June 28, 2002, respectively, compared with the same periods last year. In the United States, sales of our ophthalmic surgical products increased $0.6 million, or 2.0%, and increased $1.5 million, or 3.0%, in the three and six months ended June 28, 2002, respectively, compared with the same periods last year. International sales of our ophthalmic surgical products increased $4.8 million, or 12.4%, and increased $4.6 million, or 6.3%, in the three and six months ended June 28, 2002, respectively, compared with the same periods last year. Sales in the United States

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 28, 2002

RESULTS OF OPERATIONS (Continued)

increased primarily due to an increase in sales of phacoemulsification equipment. International sales of our ophthalmic surgical products in the six months ended June 28,2002 were negatively impacted primarily by the weakening of the Japanese yen and the euro versus the dollar, which resulted in a $2.1 million, or 1.7%, unfavorable currency impact. At constant currency rates, international sales of our ophthalmic surgical products for the three and six months ended June 28, 2002, increased $4.7 million, or 12.0%, and increased $6.7 million, or 9.3%, respectively. The increases were primarily attributable to sales increases in phacoemulsification equipment and the SENSAR acrylic intraocular lens, offset in part by sales decreases in PMMA intraocular lenses and silicone intraocular lenses. We believe that global sales of ophthalmic surgical products will continue to grow if sales of higher margin foldable intraocular lenses, most notably the SENSAR acrylic lens, continue to improve.

Gross Margin. Our gross margin was 61.2% of net sales in the three months ended June 28, 2002, which was unchanged from a year ago. Our gross margin increased as a percent of net sales by 1.3 percentage points from 59.9% in the six months ended June 29, 2001 to 61.2% in the six months ended June 28, 2002. Our gross margin in the three and six months ended June 28, 2002 was negatively impacted by the write-off of $2.6 million of inventory deemed unusable due to our spin-off from Allergan. Excluding this write-off, gross margin as a percent of net sales would have been 63.1% and 62.2% in the three and six months ended June 28, 2002, respectively. The increase in gross margin as a percent of net sales was primarily the result of higher gross margins achieved on sales of contact lens care products and a change in product sales mix to higher margin surgical products. Gross margin in dollars declined by $1.0 million and $1.8 million in the three and six months ended June 28, 2002, respectively, compared with the same periods last year, due to the decrease in net sales and the write-off of inventory, partially offset by the increase in gross margin percentage.

Selling, general and administrative. Selling, general and administrative expenses were $59.6 million, or 43.3% of net sales, and $113.8 million, or 45.2% of net sales, in the three and six months ended June 28, 2002, respectively, compared to $58.5 million, or 42.0% of net sales, and $120.6 million, or 46.4% of net sales, in the three and six months ended June 29, 2001, respectively. The increase in both selling, general and administrative dollars and as a percent of net sales in the three months ended June 28, 2002 as compared to the same period last year was primarily a result of increased general and administrative expenses incurred in preparation for our spin-off from Allergan. This was partially offset by reduced selling expenses due to the lower combined net sales and cost improvements primarily in Europe resulting from a restructuring of our sales force completed in 2001 and a reduction in goodwill amortization of $2.2 million. The decrease in both selling, general and administrative

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 28, 2002

RESULTS OF OPERATIONS (Continued)

dollars and as a percent of net sales in the six months ended June 28, 2002 as compared to the same period last year was primarily a result of lower selling expenses and a reduction in goodwill amortization of $4.5 million partially offset by increased general and administrative expenses incurred in preparation for our spin-off. Beginning in 2002, we no longer amortize goodwill in accordance with SFAS No. 142.

Research and development. Research and development expenses were $7.9 million, or 5.7% of net sales, and $14.9 million, or 5.9% of net sales, in the three and six months ended June 28, 2002, respectively, compared to $7.2 million, or 5.2% of net sales, and $14.4 million, or 5.6% of net sales, in the three and six months ended June 29, 2001, respectively. The increase in both research and development dollars and as a percent of net sales was a result of an increase in spending for research efforts in the ophthalmic surgical business, partially offset by a small decrease in research and development spending for the contact lens care business.

Operating income. Operating income was $16.8 million, or 12.2% of net sales, and $25.3 million, or 10.1% of net sales, in the three and six months ended June 28, 2002, respectively, compared to $19.6 million, or 14.1% of net sales, and $20.7 million, or 8.0% of net sales, in the three and six months ended June 29, 2001, respectively. The decrease in operating income in the three months ended June 28, 2002 as compared to the same period last year was primarily the result of the decrease in gross margin and higher general and administrative expenses, partially offset by lower selling expenses. The increase in operating income in the six months ended June 28, 2002 as compared to the same period last year was primarily the result of the lower selling, general and administrative expenses, partially offset by a decrease in gross margin.

Non-operating expense. Non-operating expense was $6.2 million and $7.1 million in the three and six months ended June 28, 2002, respectively, compared to $1.2 million and $0.7 million in the three and six months ended June 29, 2001, respectively. We recorded an unrealized loss on derivative instruments of $1.9 million in the six months ended June 28, 2002 compared to an unrealized gain of $1.0 million in the six months ended June 29, 2001. We record as “unrealized loss/(gain) on derivative instruments” the mark to market adjustments on the outstanding foreign currency options which we enter into, as part of Allergan’s overall risk management strategy, to reduce the volatility of expected earnings in currencies other than U.S. dollar. Additionally, the three and six months ended June 28, 2002 include early debt extinguishment costs of $3.5 million associated with the prepayment of debt in Japan. Interest expense increased $0.6 million and $0.5 million in the three and six months ended June 28, 2002, respectively, compared with the same periods last year due primarily to the $300.0 million of debt incurred in late June 2002.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 28, 2002

RESULTS OF OPERATIONS (Continued)

Income taxes. The effective tax rate for the three and six months ended June 28, 2002 was 38.0%, as compared to the effective tax rate of 29.5% and 29.3% for the three and six months ended June 29, 2001, respectively. The annual effective tax rate in 2001 included the recognition of certain tax benefits associated with the utilization of a net operating loss carryforward and the realization of other deferred tax assets in Japan for which we previously had established a valuation allowance. In 2001, we determined, based solely on our judgment, that realization of the deferred tax assets had become “more likely than not” and accordingly, we reversed the valuation allowance previously established. We do not anticipate that our future provision for income taxes will include tax benefits similar to those we recognized in 2001. We believe our future effective income tax rate may vary depending on our mix of domestic and international taxable income or loss and the various tax and treasury methodologies that we implement, including a determination of our policy regarding repatriation of future accumulated foreign earnings.

Net earnings. Net earnings for the three and six months ended June 28, 2002 were $6.6 million and $11.3 million, respectively, compared to $12.9 million and $13.8 million in the three and six months ended June 29, 2001, respectively. The $6.4 million decrease in net earnings for the three months ended June 28, 2002 is primarily the result of the $2.8 million decrease in operating income and the increase in non-operating expense partially offset by the decrease in the provision for income taxes. The $2.5 million decrease in net earnings for the six months ended June 28, 2002 is primarily the result of the increase in non-operating expenses and the increase in the provision for income taxes partially offset by the increase in operating income. Net earnings for the six months ended June 29, 2001 included a $0.4 million after-tax loss related to the adoption of SFAS No. 133 — “Accounting for Derivative Instruments and Hedging Activities.”

LIQUIDITY AND CAPITAL RESOURCES

Management assesses our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms.

Historically, we have generated cash from operations in excess of working capital requirements, and we expect to do so in the future. The net cash provided by operating activities was $40.1 million in the six months ended June 28, 2002 compared to $16.5 million in six months ended June 29, 2001. Operating cash flow increased in the six months ended June 28, 2002 compared to the six months ended June 29, 2001 primarily as a result of improved management of trade receivables and inventory and an increase in

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 28, 2002

LIQUIDITY AND CAPITAL RESOURCES (Continued)

accrued expenses and other liabilities, partially offset by a lower net earnings and a decrease in accounts payable.

Net cash used in investing activities was $12.3 million and $5.2 million in the six months ended June 28, 2002 and June 29, 2001, respectively. Expenditures for property, plant and equipment totaled $8.7 million and $1.6 million in the six months ended June 28, 2002 and June 29, 2001, respectively. These expenditures included expansion of manufacturing facilities, improvements to our recently leased headquarters in 2002 and a variety of other projects designed to improve productivity. We expect to invest a total of $10 million to $15 million in property, plant and equipment in 2002. Expenditures for demonstration (demo) and bundled equipment, primarily phacoemulsification and microkeratome surgical equipment, were $2.7 million and $2.3 million in the six months ended June 28, 2002 and June 29, 2001, respectively. We maintain demo and bundled equipment to facilitate future sales of similar equipment and related products to our customers. In addition to the property, plant and equipment expenditures, we expect to invest a total of $4.0 million to $5.0 million in demo and bundled equipment in 2002. Expenditures for capitalized internal-use software were $0.9 million and $1.2 million in the six months ended June 28, 2002 and June 29, 2001, respectively. We expect to invest a total of $5.0 million to $7.0 million in capitalized internal-use software in 2002.

Net cash provided by financing activities was $47.6 million in the six months ended June 28, 2002, which was comprised of $305.6 million of long-term debt borrowings partially offset by long-term debt repayments of $111.4 million and $146.6 million of distributions to Allergan, net of advances. Net cash used in financing activities was $18.7 million in the six months ended June 29, 2001, which was comprised of distributions to Allergan, net of advances. Net transfers to Allergan have ceased as a result of the spin-off.

As of the distribution date, we had incurred $300.0 million of debt with an estimated weighted average interest rate of 6.89%, including the benefit of interest rate swaps, resulting in incremental annual interest expense of approximately $18.8 million at current interest rates. As a result, we expect a significant decrease in our cash flows from operations. We used approximately $258.1 million of these credit facilities to repay indebtedness borrowed from Allergan to purchase various assets from Allergan, make a distribution to Allergan in exchange for various assets contributed to us and repay a portion of Allergan’s debt assumed by us in connection with the spin-off. We also entered into a new $35.0 million revolving credit facility to fund future capital expenditures and working capital, if needed. Currently, approximately $17.0 million of the $35.0 million revolving credit facility has been reserved to support letters of credit issued on our behalf.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 28, 2002

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Historically, a majority of our international and domestic cash accounts were linked to Allergan’s centralized cash management system. Accordingly, a majority of cash generated from operations has been transferred to Allergan. The net effect of these cash transfers has been reflected in the “Allergan, Inc. net investment” account as shown in the equity section of our unaudited condensed combined balance sheets.

Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from some of our non-U.S. subsidiaries could result in additional tax costs. However, these cash balances are generally available without legal restriction to fund ordinary business operations.

We believe that the net cash provided by our operating activities, supplemented as necessary with borrowings available under our new revolving credit facility and existing cash and equivalents, will provide sufficient resources to meet our working capital requirements, debt service and other cash needs over the next year.

We are dependent, in part, upon the reimbursement policies of government and private health insurance companies. Government and private sector initiatives to limit the growth of health care costs, including price regulation and competitive pricing, are continuing in many countries where we do business. As a result of these changes, the marketplace has placed increased emphasis on the delivery of more cost-effective medical therapies. While we have been unaware of significant price resistance resulting from the trend toward cost containment, changes in reimbursement policies and other reimbursement methodologies and payment levels could have an adverse effect on our pricing flexibility.

Additionally, the current trend among hospitals and other customers of medical device manufacturers is to consolidate into larger purchasing groups to enhance purchasing power. The enhanced purchasing power of these larger customers may also increase the pressure on product pricing, although we are unable to estimate the potential impact at this time.

Inflation. Although at reduced levels in recent years, inflation continues to apply upward pressure on the cost of goods and services used by us. The competitive and regulatory environments in many markets substantially limit our ability to fully recover these higher costs through increased selling prices. We continually seek to mitigate the adverse effects of inflation through cost containment and improved productivity and manufacturing processes.

Foreign currency fluctuations. Approximately 70% of our revenues for the six months ended June 28, 2002 were derived from operations outside the

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 28, 2002

LIQUIDITY AND CAPITAL RESOURCES (Continued)

United States and a significant portion of our cost structure is denominated in currencies other than the U.S. dollar. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

The impact of foreign currency fluctuations on sales was a $0.1 million increase and a $5.6 million decrease for the three and six months ended

June 28, 2002, respectively, and a $10.0 million decrease and a $16.7 million decrease for the three and six months ended June 29, 2001, respectively. The 2002 and 2001 sales decreases were due primarily to a weakening of the Japanese yen and European currencies.

Contractual obligations. The following represents a list of our contractual obligations and commitments as of June 28, 2002:

	Payments Due by Year

	2003	2004	2005	2006	2007	Thereafter	Total

				(in millions)
Long-term debt	$1.0	1.0	1.0	1.0	48.0	248.0	$300.0
Lease obligations	$6.8	4.5	3.8	3.9	2.4	18.4	$39.8

ADVANCED MEDICAL OPTICS

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates. For all periods presented, we were considered in Allergan’s overall risk management strategy. As part of this strategy, Allergan managed its risks based on management’s judgment of the appropriate trade-off between risk, opportunity and costs. With respect to our risks, Allergan primarily utilized foreign currency option and forward contracts to economically hedge or reduce these exposures. As a stand-alone company, we will routinely monitor our risks associated with fluctuations in currency exchange rates and interest rates. We will address these risks through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. We do not expect to enter into financial instruments for trading or speculative purposes.

To ensure the adequacy and effectiveness of our interest rate and foreign exchange hedge positions, we will continually monitor, from an accounting and economic perspective, our interest rate swap positions and foreign exchange forward and option positions both on a stand-alone basis and in conjunction with our underlying interest rate and foreign currency exposures.

However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, there can be no assurance that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either interest or foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect our operating results and financial position. Our allocated portion of the gains and losses realized from the foreign currency forward and option contracts are recorded in “Other, net” in the accompanying unaudited condensed combined statements of earnings. The allocation of such gains and losses is based on our net sales compared to total Allergan net sales.

Interest rate risk. Prior to the spin-off from Allergan, our interest expense has been more sensitive to fluctuations in the general level of Japan interest rates than to changes in rates in other markets as the majority of our borrowings were in Japan. Our $300.0 million of new debt is comprised solely of domestic borrowings. Thus, our interest expense will fluctuate with rate changes in the U.S.

We have entered into various interest rate swap agreements which effectively convert our interest rate on $150.0 million of the senior subordinated notes from a fixed rate to a floating rate and convert the

Advanced Medical Optics

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

interest rate on $50.0 million of our $100.0 million term credit facility from a floating rate to a fixed rate. At June 28, 2002, the fair value of $(2.0) million of the interest rate swap agreements related to the senior subordinated notes is recorded in “Other liabilities” in the accompanying condensed combined balance sheet.

If interest rates were to increase or decrease by 0.125% for the year, annual interest expense would increase or decrease by approximately $250,000.

The tables below presents information about our cash equivalents and our debt obligations as of June 28, 2002 and December 31, 2001:

June 28, 2002

	Maturing in							Fair
								Market
	2003	2004	2005	2006	2007	Thereafter	Total	Value

	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$200,000	$200,000	$197,000
Weighted Average Interest Rate						9.25%	9.25%
Variable Rate	1,000	1,000	1,000	1,000	48,000	48,000	100,000	$100,000
Weighted Average Interest Rate	5.11%	5.11%	5.11%	5.11%	5.11%	5.11%	5.11%
Total Debt Obligations	$1,000	$1,000	$1,000	$1,000	$48,000	$248,000	$300,000	$297,000
Weighted Average Interest Rate	5.11%	5.11%	5.11%	5.11%	5.11%	8.45%	7.87%
INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable	$—	$—	$—	$—	$—	$150,000	$150,000	$(2,028)
Average Pay Rate	—	—	—	—	—	6.04%	6.04%
Average Receive Rate	—	—	—	—	—	9.25%	9.25%

December 31, 2001

	Maturing in							Fair
								Market
	2002	2003	2004	2005	2006	Thereafter	Total	Value

	(in thousands, except interest rates)
ASSETS
Cash Equivalents:
Repurchase Agreements	$6,725	—	—	—	—	—	$6,725	$6,725
Weighted Average Interest Rate	1.59%	—	—	—	—	—	1.59%
LIABILITIES
Debt Obligations:
Fixed Rate (JPY)	—	$18,988	—	$37,830	—	—	$56,818	$59,063
Weighted Average Interest Rate	—	3.55%	—	1.85%	—	—	2.42%
Variable Rate (JPY)	18,988	18,991	—	—	—	—	37,979	37,979
Weighted Average Interest Rate	0.75%	0.58%	—	—	—	—	0.66%
Total Debt Obligations	$18,988	$37,979	—	$37,830	—	—	$94,797	$97,042
Weighted Average Interest Rate	0.75%	2.06%	—	1.85%	—	—	1.71%

Foreign currency risk. Overall, we are a net recipient of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a

Advanced Medical Optics

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

strengthening of the U.S. dollar, may negatively affect our consolidated sales and gross margins as expressed in U.S. dollars.

From time to time Allergan, with respect to our currency risks, has entered into foreign currency option and foreign currency forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow our management to focus its attention on its core business issues and challenges. Through the end of 2002 and as part of the transitional services agreement, we will bear the costs and receive the benefits of Yen denominated foreign currency option contracts entered into by Allergan.

As a stand-alone company, we plan to enter into various contracts which change in value as foreign exchange rates change to economically offset the effect of changes in the value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. Our policy will be to enter into foreign currency option and foreign currency forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year.

NEW ACCOUNTING STANDARDS

In April 2002, Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145) was issued. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, we will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt. SFAS No. 145 is effective for annual years beginning after May 15, 2002, with earlier adoption encouraged. We have elected to early-adopt SFAS No. 145 during the quarter ended June 28, 2002. The adoption of SFAS 145 did not have a material effect on our combined financial statements.

In July 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146) was issued. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively

Advanced Medical Optics

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

after the adoption date, we cannot determine the potential effects that adoption of SFAS No. 146 will have on our combined financial statements.

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES

Certain statements made by the Company in this report and in other reports and statements released by the Company constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as comments which express the Company’s opinions about trends and factors which may impact future operating results. Disclosures which use words such as the Company “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from opinions and expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its businesses including, without limitation, the factors discussed below:

Risks Related to Our Separation from Allergan

OUR HISTORICAL FINANCIAL INFORMATION MAY NOT BE REPRESENTATIVE OF WHAT OUR HISTORICAL RESULTS AS AN INDEPENDENT COMPANY WOULD HAVE BEEN AND, THEREFORE, MAY NOT BE INDICATIVE OF OUR FUTURE RESULTS.

The historical combined financial information we have included in this report may not reflect what our results of operations, financial position and cash flows would have been had we been an independent company during the periods presented or what our results of operations, financial position and cash flows will be in the future. We were not operated as a separate company, subsidiary, division or segment by Allergan during the historical periods presented and our historical combined financial statements reflect allocations for services provided to us by Allergan. These allocations will differ from the costs we will incur for these services as an independent company. Additionally, our historical combined financial statements do not reflect fundamental changes that we expect to occur in the future as a result of our separation from Allergan, including changes in our capital structure. Our historical effective tax rate may not be indicative of our future effective tax rate due to changes in the mix of our earnings in the various countries where we operate. Therefore, our historical combined financial statements will not be indicative of our future performance as an independent company.

We have not made adjustments to our historical financial information to reflect changes that will occur in our cost structure, financing and operations as a result of our separation from Allergan. These changes include potentially increased costs associated with reduced economies of scale. For example, our separation from Allergan may result in dislocations to our organization and personnel structure, and will also result in the duplication of some administrative and managerial personnel and other expenses required for the operation of independent companies. Our historical financial information does not reflect any increased costs associated with being a publicly traded, independent company.

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

WE HAVE NO HISTORY OPERATING AS AN INDEPENDENT COMPANY UPON WHICH YOU CAN EVALUATE US.

We do not have an operating history as a stand-alone entity. Prior to the separation, the optical medical device business was operated by Allergan as a part of its broader corporate organization rather than as a stand-alone company. Following the distribution, our ability to satisfy our obligations and maintain profitability is solely dependent upon the future performance of the businesses we own and operate and we will not be able to rely upon the capital resources and cash flows of those business lines remaining with Allergan. Historically, Allergan performed all corporate functions for us, including the following:

•	information and technology services;

•	legal functions;

•	public and investor relations;

•	treasury administration;

•	employee compensation and benefits administration;

•	insurance administration;

•	accounting functions;

•	internal audit;

•	corporate income tax administration;

•	telecommunications;

•	facilities services; and

•	complete operational support in many of the countries in which we conduct our business.

Following the separation, Allergan has no obligation to provide these functions to us other than the transitional services that will be provided to us pursuant to the transitional services agreement with Allergan. If we do not have in place our own systems and business functions, or if we do not have agreements with other providers of these services once our transitional services agreement with Allergan expires, we may not be able to operate our business effectively and our profitability may decline. In addition, if Allergan does not perform the transitional services they have agreed to provide us at the same level as when we were part of Allergan, these services may not be sufficient to meet our needs and we may not be able to operate our business effectively after the separation. We are in the process of creating our own, or engaging third

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

parties to provide, systems and business functions to replace many of the systems and business functions Allergan currently provides us. We may not be successful in implementing these systems and business functions or in transitioning data from Allergan’s systems to ours. In addition, we may incur costs for these functions that are higher than the amounts reflected in our historical combined financial statements.

WE HAVE A SIGNIFICANT AMOUNT OF DEBT, WHICH WE MIGHT NOT BE ABLE TO SERVICE AND WHICH CONTAINS COVENANTS THAT LIMIT OUR ACTIVITIES

As a result or our issuance of the senior subordinated notes and entering into the senior credit facility, we have substantial indebtedness. As of June 28, 2002, we had $300.0 million of indebtedness and had $35.0 million of additional borrowings available under our senior revolving credit facility, approximately $17.0 million of which has been reserved to support letters of credit issued on our behalf. This level of indebtedness could have significant consequences, including:

•	limiting cash flow available for working capital, capital expenditures, acquisitions and other corporate purposes because a significant portion of our cash flow from operations must be dedicated to servicing our debt;

•	limiting our ability to obtain additional financing in the future for working capital or other purposes; and

•	limiting our flexibility to react to competitive or other changes in our industry, and to economic conditions generally.

Our ability to repay or refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

The indenture relating to the senior subordinated notes and the senior credit facility contain, and future debt instruments to which we may become subject may contain, debt covenants that limit our ability to engage in activities that could otherwise benefit our company, including restrictions on our ability to:

•	incur additional indebtedness;

•	create liens;

•	make investments;

•	enter into transactions with affiliates;

•	sell assets;

•	declare or pay dividends or other distributions to stockholders; and

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis.

Our senior credit facility also requires us to maintain specific leverage and interest coverage ratios. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions.

A failure to comply with these covenants could result in a default under our indebtedness, which could permit the holders to accelerate such indebtedness. If any of our indebtedness is accelerated, we may not have sufficient funds available to repay such indebtedness.

OUR ABILITY TO ENGAGE IN ACQUISITIONS AND OTHER STRATEGIC TRANSACTIONS USING OUR STOCK IS SUBJECT TO LIMITATIONS BECAUSE OF THE FEDERAL INCOME TAX REQUIREMENTS FOR A TAX-FREE DISTRIBUTION.

For the distribution of our stock by Allergan to qualify as tax-free to Allergan, there must not be a change in ownership of 50% or more in either the voting power or value of either our stock or Allergan’s stock that is considered to be part of a plan or a series of related transactions associated with Allergan’s distribution of our stock to its stockholders. For this purpose, a change in ownership may include the issuance of our common stock or Allergan’s common stock in acquisitions and other similar strategic transactions. If there are direct or indirect acquisitions of our stock or Allergan’s stock by one or more persons during the four-year period beginning two years prior to and ending two years after the distribution, each such acquisition may be presumed to be part of a plan or a series of related transactions associated with Allergan’s distribution of our stock. If the cumulative change in ownership from acquisitions presumed to be part of a plan or a series of related transactions associated with the distribution equates to 50% or more, the distribution may be taxable to Allergan unless the presumption is rebutted successfully.

Our tax sharing agreement and contribution and distribution agreement with Allergan may limit our ability to use our stock for acquisitions and other similar strategic transactions. Under the tax sharing agreement, we may be required to indemnify Allergan against any corporate level tax on the amount by which the fair market value of our common stock distributed in the distribution exceeds Allergan’s basis in such stock. We are required to meet various requirements, including obtaining the approval of Allergan, before engaging in specified transactions that involve the acquisition of our stock or the issuance of our stock. Many of our competitors are not subject to similar restrictions and may issue their stock more freely to complete acquisitions, expand their product offerings and speed the development of new technology. Therefore, these competitors may have a competitive advantage over us.

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

In addition, while our ability to issue additional equity or engage in transactions involving a change in ownership of our stock may be constrained, we are responsible for our own financing. We may determine that it is desirable to incur debt or issue equity in order to fund our working capital, capital expenditure and research and development requirements, as well as to make other investments. If we are unable to engage in such financing transactions within the constraints of the tax ruling and tax sharing agreement discussed above or to complete such debt or equity financing, on terms acceptable to us, our business will be harmed.

WE MAY BE REQUIRED TO SATISFY CERTAIN INDEMNIFICATION OBLIGATIONS TO ALLERGAN, OR MAY NOT BE ABLE TO COLLECT ON INDEMNIFICATION RIGHTS FROM ALLERGAN.

Under the terms of the contribution and separation agreement, we and Allergan have each agreed to indemnify each other from and after the distribution with respect to the indebtedness, liabilities and obligations retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities if called upon to do so, will depend upon the future financial strength of each of our companies. We cannot determine whether we will have to indemnify Allergan for any substantial obligations after the distribution. We also cannot assure you that if Allergan has to indemnify us for any substantial obligations, Allergan will have the ability to satisfy those obligations.

WE MAY BE RESPONSIBLE FOR FEDERAL INCOME TAX LIABILITIES THAT RELATE TO THE DISTRIBUTION OF OUR COMMON STOCK BY ALLERGAN.

Allergan has received a ruling from the Internal Revenue Service to the effect that the distribution qualified as a tax-free transaction such that none of the Allergan stockholders, Allergan or we recognized any income, gain or loss as a result of the distribution. Allergan and we have made representations and agreed to certain restrictions on future actions to provide further assurances that the distribution will continue to qualify as tax-free. If any of the material facts, representations, and warranties on which the ruling from the Internal Revenue Service were based are modified or determined not true and correct, the Internal Revenue Service could challenge the tax-free nature of the distribution, and unless successfully rebutted, it is possible that the distribution could be held to be a taxable distribution by Allergan of our common stock to Allergan stockholders.

If Allergan or we fail to operate under these limitations, or if any of the facts, representations or warranties made to the Internal Revenue Service were challenged on audit, and Allergan’s distribution of our common stock were ultimately determined not to qualify as tax-free under Section 355 of the Internal Revenue Code, then in general, a corporate level tax would be payable by the consolidated group of which Allergan is the common parent based upon the difference between the fair market value of our common stock

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

and Allergan’s basis in our common stock distributed to the Allergan stockholders. Under the consolidated return rules, each member of the consolidated group (including us) is severally liable for such tax liability. We have agreed to indemnify Allergan if our actions or the actions of any of our affiliates result in the tax liability described above. Allergan has agreed to indemnify us for any losses we may incur in the event that Allergan or any of its affiliates take any action which adversely impacts the tax-free nature of the distribution. If we were required to pay any of the potential taxes described above, the payment would have a material adverse effect on our financial position.

MANY OF OUR EXECUTIVE OFFICERS AND SOME OF OUR DIRECTORS MAY HAVE POTENTIAL CONFLICTS OF INTEREST BECAUSE OF THEIR OWNERSHIP OF ALLERGAN COMMON STOCK AND OTHER TIES TO ALLERGAN.

Many of our executive officers and some of our directors have a portion of their personal financial portfolios in Allergan common stock or vested options to purchase Allergan common stock or are employees or former employees of Allergan. Our directors and executive officers beneficially own less than one percent of the outstanding Allergan common stock. In addition, we share two directors with Allergan, including David E.I. Pyott, Allergan’s Chairman of the Board, President and Chief Executive Officer. Ownership of Allergan common stock by our directors and officers or the employment by Allergan of any of our directors could create, or appear to create, potential conflicts of interest for these directors and officers when faced with decisions that could have different implications for Allergan and us.

Risks Relating to Our Industry

WE FACE INTENSE COMPETITION AND OUR FAILURE TO COMPETE EFFECTIVELY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS.

The markets for our ophthalmic surgical device and contact lens care products are intensely competitive and are subject to rapid and significant technological change. We have numerous competitors in the United States and abroad, including, among others, large companies such as Alcon, Inc. (a subsidiary of Nestle S.A.); Bausch & Lomb and its acquired businesses, Chiron Vision and Storz Ophthalmics; CIBA Vision Corporation; Pharmacia Ophthalmics; Staar Surgical and Moria. These competitors may develop technologies and products that are more effective or less costly than any of our current or future products or that could render our products obsolete or noncompetitive. Some of these competitors have substantially more resources and a greater marketing scale than we do. In addition, the medical technology and device industry continues to experience consolidation, resulting in an increasing number of companies that are larger and more diversified than we are. Among other things, these companies can spread their research and development costs over much broader revenue bases than we can and can influence customer and distributor buying

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

decisions. Our inability to produce and develop products that compete effectively against our competitors’ products could result in a material reduction in sales.

COMPLIANCE WITH THE EXTENSIVE GOVERNMENT REGULATIONS TO WHICH WE ARE SUBJECT IS EXPENSIVE AND TIME-CONSUMING; AND, IF WE FAIL TO COMPLY WE MAY BE SUBJECT TO FINES, INJUNCTIONS AND PENALTIES THAT COULD HARM OUR BUSINESS.

Our products and operations are subject to extensive regulation in the United States by the U.S. Food and Drug Administration. The Food and Drug Administration’s regulations govern, among other things, product development, product testing, product labeling, manufacturing practices, product storage, premarket clearance or approval, advertising and promotion, sales and distribution and postmarket surveillance. Unanticipated changes in existing regulatory requirements or adoption of new requirements could hurt our business, financial condition and results of operations.

Numerous regulatory requirements apply to our marketed products, including the Food and Drug Administration’s Quality System Regulations, which require that our manufacturing operations follow elaborate design, testing, control, documentation and quality assurance procedures during the manufacturing process. We are also subject to Food and Drug Administration regulations covering labeling, adverse event reporting and the Food and Drug Administration’s general prohibition against promoting products for unapproved or “off-label” uses. As a medical device manufacturer, our manufacturing facilities are subject to periodic unannounced inspections to determine compliance with the extensive regulatory requirements by the Food and Drug Administration. Although we believe we are in compliance with all applicable Food and Drug Administration requirements, we cannot be certain that a Food and Drug Administration inspection would determine that we are in full compliance. Our failure to comply could lead to warning letters, non-approvals, suspension of existing approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecutions. The imposition of any one or more of these penalties could have a material adverse effect on our production, product sales and profitability.

PRODUCT SALES, INTRODUCTIONS OR MODIFICATIONS MAY BE DELAYED OR CANCELED AS A RESULT OF THE FOOD AND DRUG ADMINISTRATION REGULATORY PROCESS, WHICH COULD CAUSE OUR SALES TO DECLINE.

In order for us to market our Class I or Class II (“low” or “medium risk,” respectively) medical devices in the United States, we generally must first obtain clearance from the U.S. Food and Drug Administration, pursuant to Section 510(k), or approval pursuant to Section 515, of the Federal Food, Drug, and Cosmetic Act. Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another legally marketed “predicate device”. If we modify our products after they

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

receive Food and Drug Administration clearance under Section 510(k), the Food and Drug Administration may require us to submit a separate 510(k) or premarket approval application for the modified product before we are permitted to market the products in the United States. In addition, for our existing or any future Class III (“high risk”) devices we are required to obtain Food and Drug Administration approval by submitting a premarket approval application. Clearance under Section 515, through submission of a premarket approval application or PMA, requires demonstration of a reasonable assurance of safety and effectiveness using valid scientific data. If we modify our Class III devices or their manufacturing sites or processes following premarket approval, we may be required to submit a supplemental or new PMA application and obtain prior approval before marketing the modified products. While the burden of determining if a modified product requires a new 501(k), PMA supplement or new PMA is left to us, if the Food and Drug Administration disagrees with our assessment, it could be deemed a failure to comply and we could become subject to warning letters, future non-approvals, suspension of existing approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecutions. The imposition of any one or more of these penalties could have a material adverse effect on our production, product sales and profitability.

The Food and Drug Administration may not act favorably or quickly in its review of our 510(k) or premarket approval application submissions, or we may encounter significant difficulties and costs in our efforts to obtain Food and Drug Administration clearance or approval, all of which could delay or preclude sale of new products in the United States. Furthermore, the Food and Drug Administration may request additional data, require us to conduct further testing, or compile more data, including clinical data, in support of a 510(k) or PMA submission. The Food and Drug Administration may also, instead of accepting a 510(k) submission, require us to submit a premarket approval application, which is typically a much more complex application than a 510(k). To support a premarket approval application, the Food and Drug Administration would likely require that we conduct one or more clinical studies to demonstrate that the device is safe and effective, rather than substantially equivalent to another legally marketed “predicate device”. We may not be able to meet the requirements to obtain 510(k) clearance or approval of a premarket approval application, or the Food and Drug Administration may not grant any necessary clearances or approvals. In addition, the Food and Drug Administration may place significant limitations upon the intended use of our products as a condition to a 510(k) clearance or approval of a premarket approval application. Product applications can also be denied or withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following approval. Failure to obtain Food and Drug Administration clearance or approvals of new products we develop, any limitations imposed by the Food and Drug Administration on new product use or the costs of obtaining Food and Drug Administration clearance or approvals could have a material adverse effect on our business, financial condition and results of operations.

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a device, a company must, among other things, apply for and obtain Institutional Review Board approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the Food and Drug Administration) to human health, the sponsor of the investigation must also submit and obtain Food and Drug Administration approval of an investigational device exemption application. We may not be able to obtain Food and Drug Administration and/or Institutional Review Board approval to undertake clinical trials in the U.S. for any new devices we intend to market in the United States in the future. If we obtain such approvals, we may not be able to comply with the investigational device exemption and other regulations governing clinical investigations or the data from any such trials may not support clearance or approval of the investigational device. Failure to obtain such approvals or to comply with such regulations could have a material adverse effect on our business, financial condition and results of operations.

Additionally, in many of the foreign countries in which we market our products, we are also subject to regulations applicable to our devices and products that are similar to those of the Food and Drug Administration. Particular emphasis is also being placed on more sophisticated and faster procedures for reporting of adverse events to the competent authorities. In many countries the national health or social security organizations require our products to be qualified before they can be marketed with the benefit of reimbursement eligibility. Failure to receive, or delays in the receipt of, relevant foreign qualifications also could have a material adverse effect on our business, financial condition and results of operations. Particular emphasis is also being placed on more sophisticated and faster procedures for reporting of adverse events to the competent authorities. In many countries, the national health or social security organizations require our products to be qualified before they can be marketed with the benefit of reimbursement eligibility. Failure to receive, or delays in the receipt of, relevant foreign qualifications also could have a material adverse effect on our business, financial condition and results of operations.

The European Union regulatory regime for medical devices became mandatory in June 1998. It requires that medical devices may only be placed on the market if they do not compromise safety and health when properly installed, maintained and used in accordance with their intended purpose. National laws conforming to this European Union legislation regulate our surgical and contact lens care products under the medical devices regulatory system, rather than under the national requirements under which they were formerly regulated, which were often highly variable. The European Union medical device laws require us to declare that our products conform to the designated essential requirements, only after which our products may be placed on the market bearing a “CE” marking. The manufacturers’ quality systems for products in all but the lowest risk classification are also subject to certification and audit by an independent notified body.

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

In Japan, the regulatory process for our products is also complex. Pre-marketing approval and clinical studies are required, as is governmental pricing approval for medical devices. Clinical studies are subject to a stringent “Good Clinical Practices” standard. Approval time frames from the responsible Japanese Ministry vary from simple notifications to review periods of one or more years, depending on the complexity and risk level of the device. In addition, importation into Japan of medical devices is subject to “Good Import Practices” regulations. As with any highly regulated market, significant changes in the regulatory environment could adversely affect future sales.

In many of the other foreign countries in which we market our products, we are subject to regulations affecting, among other things:

•	product standards;

•	packaging requirements;

•	labeling requirements;

•	quality system requirements;

•	import restrictions;

•	tariff regulations;

•	duties; and

•	tax requirements.

IF WE OR OUR SUBCONTRACTORS FAIL TO COMPLY WITH APPLICABLE MANUFACTURING REGULATIONS, OUR BUSINESS COULD BE HARMED.

We, our key subcontractors and any third party manufacturers that manufacture our products that are sold in the United States are required to demonstrate and maintain compliance with the Food and Drug Administration’s Quality System Regulation. The Quality System Regulation sets forth the Food and Drug Administration’s requirements for good manufacturing practices of medical devices and includes requirements for, among other things, the manufacturing, packaging, labeling and distribution of such products. The Food and Drug Administration enforces the Quality System Regulation through inspections. We cannot assure you that our key subcontractors or third party manufacturers are or will continue to be in compliance, or that they will not encounter any manufacturing difficulties. We also cannot assure you that we, any of our key subcontractors or any of our third party manufacturers will be able to maintain compliance with regulatory requirements. The failure of a subcontractor or third party manufacturer to be compliant with the Quality System Regulation may disrupt our ability to supply products sufficient to meet U.S. demand until a new subcontractor or third party manufacturer has been identified and

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

evaluated. Furthermore, we cannot assure you that if we find it necessary to seek out new subcontractors or third party manufacturers to satisfy our business requirements, that we will be able to locate new subcontractors or third party manufacturers who are in compliance with regulatory requirements. Our failure to do so will have a material adverse effect on our ability to produce our products and on our profitability.

HEALTH CARE INITIATIVES AND OTHER COST-CONTAINMENT PRESSURES COULD CAUSE US TO SELL OUR PRODUCTS AT LOWER PRICES, RESULTING IN LESS REVENUE TO US.

Government and private sector initiatives to limit the growth of health care costs, including price regulation and competitive pricing, are continuing in many countries where we do business, including the United States and Europe. As a result of these changes, the marketplace has placed increased emphasis on the delivery of more cost-effective medical therapies. As a result of the trend towards managed healthcare in the United States, third party payors are increasingly limiting both coverage for, and the level of reimbursement of, new medical procedures and treatments. Various federal and state programs, including Medicare and Medicaid, provide reimbursement primarily at predetermined fixed rates. These programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or requiring us to modify the way in which we operate our business. In response to rising Medicare and Medicaid costs, several legislative proposals in the United States have been advanced and implemented that restrict payment increases to hospitals and other providers through reimbursement systems that are based on predetermined payment rates or other methodologies limiting payment increases. We are not able to predict whether these changes will take effect or whether other changes will be made in the rates prescribed by these governmental programs. For example, reimbursement rates for intraocular lenses by Medicare have declined in recent years. These governmental rate changes could have a material and adverse effect on us, including our prospects for future sales of our products.

In keeping with the increased emphasis on cost effectiveness in health care delivery, the current trend among hospitals and other customers of medical device manufacturers is to consolidate into larger purchasing groups to enhance purchasing power. The medical device industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As a result, transactions with customers are larger, more complex and tend to involve more long-term contracts than in the past. The enhanced purchasing power of these larger customers may also increase the pressure on product pricing, although we are unable to estimate the potential impact at this time.

These ongoing cost-containment pressures from managed care and hospital buying groups in the United States and government organizations in Europe and the Asia Pacific regions have generated over the past decade industry-

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

wide net declines in base prices for our ophthalmic surgical products. Base prices, however, generally have stabilized in more recent years in the United States and some of these other regions. Although we believe we are well-positioned to respond to changes resulting from this worldwide trend toward cost containment, proposed legislation or changes in the marketplace could have an adverse impact on future operating results.

WE COULD EXPERIENCE LOSSES DUE TO PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS OR CORRECTIONS.

We have in the past been, and continue to be, subject to product liability claims. We have assumed the defense of any litigation involving claims related to our business and will indemnify Allergan for all related losses, costs and expenses. As part of our risk management policy, we have obtained third-party product liability insurance coverage. Product liability claims against us may exceed the coverage limits of our insurance policies or cause us to record a self-insured loss. Even if any product liability loss is covered by an insurance policy, these policies have substantial retentions or deductibles that provide that we will not receive insurance proceeds until the losses incurred exceed the amount of those retentions or deductibles. To the extent that any losses are below these retentions or deductibles, we will be responsible for paying these losses. A product liability claim in excess of applicable insurance could have a material adverse effect on our business, financial position and results of operations.

OUR CONTACT LENS CARE BUSINESS COMPETES IN A MARKET THAT IS GRADUALLY DECLINING ON A NET GLOBAL BASIS, WHICH COULD MATERIALLY IMPACT OUR OPERATING RESULTS IF WE CANNOT TIMELY GENERATE NEW SOURCES OF REVENUE.

We believe that revenue growth of the contact lens care market in international markets is offset by a larger decline in the U.S. market, resulting in a net global decline of approximately one percent in 2001 as compared to 2000. We anticipate that this trend will continue or possibly worsen in the near future. Our contact lens care business is impacted by trends in the contact lens care market such as technological and medical advances in surgical techniques for the correction of vision impairment. Less expensive one-bottle chemical disinfection systems have gained popularity among soft contact lens wearers instead of peroxide-based lens care products, which historically have been our strongest family of lens care products. Also, the growing use and acceptance of daily and extended wear contact lenses and laser correction procedures, along with the other factors above, could have the effect of continuing to reduce demand for lens care products generally. We cannot assure you that we have established appropriate or sufficient marketing and sales plans to mitigate the effect of these trends upon our contact lens care business. If we cannot timely generate new sources of revenue to offset any decline in revenues from these trends, our operating results will materially suffer.

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

Risks Relating to Our Business

IF WE DO NOT INTRODUCE NEW PRODUCTS IN A TIMELY MANNER, OUR PRODUCTS MAY BECOME OBSOLETE OVER TIME, CUSTOMERS MAY NOT BUY OUR PRODUCTS AND OUR REVENUE AND PROFITABILITY MAY DECLINE.

Demand for our products may change in ways we may not anticipate because of:

•	evolving customer needs;

•	the introduction of new products and technologies;

•	evolving surgical practices; and

•	evolving industry standards.

Without the timely introduction of new products and enhancements, our products may become obsolete over time, in which case our revenue and operating results would suffer. The success of our new product offerings will depend on several factors, including our ability to:

•	properly identify and anticipate customer needs;

•	commercialize new products in a timely manner;

•	manufacture and deliver products in sufficient volumes on time;

•	differentiate our offerings from competitors’ offerings;

•	achieve positive clinical outcomes for new products;

•	satisfy the increased demands by healthcare payors, providers and patients for lower-cost procedures;

•	innovate and develop new materials, product designs and surgical techniques; and

•	provide adequate medical and/or consumer education relating to new products and attract key surgeons to advocate these new products.

Moreover, innovations generally will require a substantial investment in research and development before we can determine the commercial viability of these innovations and we may not have the financial resources necessary to fund these innovations. In addition, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not produce revenue in excess of the costs of development and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

IF WE FAIL TO MAINTAIN OUR RELATIONSHIPS WITH HEALTHCARE PROVIDERS, CUSTOMERS MAY NOT BUY OUR PRODUCTS AND OUR REVENUE AND PROFITABILITY MAY DECLINE.

We market our products to numerous health care providers, including eye care professionals, hospitals, ambulatory surgical centers, corporate optometry chains and group purchasing organizations. We have developed and strive to maintain close relationships with members of each of these groups who, at times, assist in product research and development and advise us on how to satisfy the full range of surgeon and patient needs. We rely on these groups to recommend our products to their patients and to other members of their organizations. The failure of our existing products and any new products we may introduce to retain the support of these various groups could have a material adverse effect on our business, financial condition and results of operations.

WE CONDUCT A SIGNIFICANT AMOUNT OF OUR SALES AND OPERATIONS OUTSIDE OF THE UNITED STATES, WHICH SUBJECTS US TO ADDITIONAL BUSINESS RISKS, SUCH AS BUSINESS INTERRUPTION AND INCREASED COSTS, AND MAY CAUSE OUR PROFITABILITY TO DECLINE.

Because we manufacture and sell our products in a number of foreign countries, our business is subject to risks associated with doing business internationally. In particular, our two manufacturing sites are located outside the continental United States, in Anasco, Puerto Rico and Hangzhou, China, and in 2001, we derived approximately $376 million, or 69% of our total revenue, from sales of our products outside of the United States. In addition, in 2001 we derived approximately 25.3% of our net sales in Japan. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to greater risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	unexpected changes in foreign regulatory requirements;

•	differing local product preferences and product requirements;

•	fluctuations in foreign currency exchange rates;

•	political and economic instability;

•	changes in foreign medical reimbursement and coverage policies and programs;

•	diminished protection of intellectual property in some countries outside of the United States;

•	trade protection measures and import or export licensing requirements;

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

•	difficulty in staffing and managing foreign operations;

•	differing labor regulations; and

•	potentially negative consequences from changes in tax laws.

Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. In addition, we are particularly susceptible to the occurrence of any of these risks in Japan due to our high concentration of sales in Japan.

As we expand our international operations, we may encounter new risks. For example, as we focus on building our international sales and distribution networks in new geographic regions, we must continue to develop relationships with qualified local distributors and trading companies. If we are not successful in developing these relationships, we may not be able to grow sales in these geographic regions. These or other similar risks could adversely affect our revenue and profitability.

WE ARE SUBJECT TO RISKS ARISING FROM CURRENCY EXCHANGE RATE FLUCTUATIONS, WHICH COULD INCREASE OUR COSTS AND MAY CAUSE OUR PROFITABILITY TO DECLINE.

Since a significant portion of our international sales and manufacturing costs are denominated in local currencies and not in U.S. dollars, our reported sales and earnings are subject to fluctuations in foreign exchange rates. Significant increases in the value of the United States dollar relative to foreign currencies, including the Japanese Yen or the Euro, could have a material adverse effect on our results of operations. Currency risk management for our business has historically been managed by Allergan’s treasury operations. As part of this strategy, Allergan has used financial instruments to reduce its exposure to adverse movements in currency exchange rates. As an independent company, we have implemented a hedging policy that attempts to manage currency exchange rate risks to an acceptable level based on management’s judgment of the appropriate trade-off between risk, opportunity and cost; however, this hedging policy may not successfully eliminate the effects of currency exchange rate fluctuations.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS AND PROSPECTS MAY BE HARMED.

Our ability to compete effectively is dependent upon the proprietary nature of the designs, processes, technologies and materials owned, used by or licensed to us. Although we attempt to protect our proprietary property, technologies and processes through a combination of patent law, trade secrets and non-disclosure agreements, these may be insufficient. For example, in the case of patents, it is possible that existing patents granted to us or our licensors will be invalidated. Patents currently or prospectively applied for by us or our licensors may not be granted. Even if patents are granted, this does not assure that they will provide

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

significant commercial benefits. Moreover, it is possible that competing companies may circumvent our patents or our licensors’ patents by developing products that closely emulate but do not infringe these patents.

This would allow our competitors to market products that compete with our products without obtaining a license from us. In addition to patented or potentially patentable designs, technologies, processes and materials, we also rely on proprietary designs, technologies, processes and procedures to protect against improper disclosure of these trade secrets. It is possible, however, that competitors could independently develop the same or superior designs, technologies, processes and know-how. It is also possible that our trade secrets could be improperly disclosed in spite of our protective procedures.

We believe that the international market for our products is as important as the domestic market, and therefore we seek patent protection for our products or those of our licensors in foreign countries where we feel such protection is needed. Because of the differences in foreign patent and other laws concerning proprietary rights, our products may not receive the same degree of protection in foreign countries as they would in the United States.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY LITIGATION AND INFRINGEMENT CLAIMS, WHICH COULD CAUSE US TO INCUR SIGNIFICANT EXPENSES OR PREVENT US FROM SELLING OUR PRODUCTS.

There is a substantial amount of litigation over patent and other intellectual property rights in the eye care industry, and in the ophthalmic surgical device and contact lens care markets particularly. The fact that we have patents issued to us for our products does not mean that we will always be able to successfully defend our patents and proprietary rights against challenges or claims of infringement by our competitors. A successful claim of patent or other intellectual property infringement against us could adversely affect our growth and profitability, in some cases materially. We cannot assure you that others will not claim that our proprietary or licensed products are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. From time to time, we receive notices from third parties of potential infringement and receive claims of potential infringement. We may be unaware of intellectual property rights of others that may cover some of our technology. If someone claims that our products infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or an injunction preventing us from manufacturing, selling or using some of our

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

products in the event of a successful claim of patent or other intellectual property infringement. Any of these adverse consequences could have a material adverse effect on our business and profitability.

IF WE EXPERIENCE AN INTERRUPTION OF OUR MANUFACTURING OPERATIONS, OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS WOULD BE MATERIALLY HARMED.

We rely on third parties to manufacture a significant portion of our products, and we manufacture the remainder. As a result, any prolonged disruption in the operation of our manufacturing facilities or those of our third party manufacturers, whether due to technical, labor or other difficulties, destruction of or damage to any facility or other reasons, could materially harm our business, financial condition and operating results.

OUR MANUFACTURING CAPACITY MAY NOT BE ADEQUATE TO MEET THE DEMANDS ON OUR BUSINESS.

We manufacture our products or contract with third parties to manufacture our products. Our products are manufactured in quantities sufficient to satisfy our current level of product sales. If we experience increases in sales, we will need to increase our production significantly beyond our present manufacturing capacity. Additionally, in June 2005 our manufacturing agreement with Allergan will terminate and we will be required to increase our manufacturing capacities or to contract with additional parties to manufacture our products. The process to transfer manufacturing of our products to new facilities is lengthy and requires regulatory approval. We cannot assure you that we can successfully increase our capacity on a profitable basis, complete the regulatory approval process in a timely manner, or contract with additional parties on terms acceptance to us, if at all. Any prolonged disruption in the operation of our manufacturing facilities or those of our third party manufacturers could materially harm our business. Furthermore, we cannot assure you that if we choose to scale-up our manufacturing operations, we will be able to maintain compliance with Food and Drug Administration or other regulatory standards.

IF WE FAIL TO RETAIN THE INDEPENDENT AGENTS AND DISTRIBUTORS UPON WHOM WE RELY HEAVILY TO MARKET OUR PRODUCTS, CUSTOMERS MAY NOT BUY OUR PRODUCTS AND OUR REVENUE AND PROFITABILITY MAY DECLINE.

Our marketing success in the United States and abroad depends largely upon our agents’ and distributors’ sales and service expertise and relationships with the customers in the marketplace. Many of these agents have developed strong ties to existing and potential customers because of their detailed knowledge of products and instruments and commonly provide operating room personnel with implant and instrument product training as well as product support in the operating room. A significant loss of these agents could have a material adverse effect on our business. As part of the

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

reorganization of Allergan resulting in our formation, we will need to obtain new distributors in several markets in which we are unable to deploy our own sales force. Any new distributors we obtain will likely be unfamiliar with our products. We cannot assure you that we will be able to obtain new distributors in a timely manner or on terms that are acceptable to us. Our inability to find new distributors in a timely manner and the unfamiliarity of any new distributors with our products could result in lost sales in these countries.

IF WE FAIL TO ATTRACT, HIRE AND RETAIN QUALIFIED PERSONNEL, WE MAY NOT BE ABLE TO DESIGN, DEVELOP, MARKET OR SELL OUR PRODUCTS OR SUCCESSFULLY MANAGE OUR BUSINESS.

Our ability to attract new customers, retain existing customers and pursue our strategic objectives depends on the continued services of our current management, sales, product development and technical personnel and our ability to identify, attract, train and retain similar personnel.

Competition for top management personnel is intense and we may not be able to recruit and retain the personnel we need. The loss of any one of our management personnel, or our inability to identify, attract, retain and integrate additional qualified management personnel, could make it difficult for us to manage our business successfully and pursue our strategic objectives.

Similarly, competition for skilled sales, product development and technical personnel is intense and we may not be able to recruit and retain the personnel we need. The loss of the services of any key sales, product development and technical personnel, or our inability to hire new personnel with the requisite skills, could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers or manage our business effectively.

We may not be able to hire or retain qualified personnel if we are unable to offer competitive salaries and benefits, or if our stock does not perform well. In addition, as an independent company, separate from Allergan, we may find it more difficult to attract personnel. We may have to increase our salaries and benefits, which would increase our expenses and reduce our profitability.

Risks Related to Ownership of Our Common Stock

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

BECAUSE OUR QUARTERLY REVENUE AND OPERATING RESULTS MAY VARY SIGNIFICANTLY IN FUTURE PERIODS, OUR STOCK PRICE MAY DECLINE.

Our revenue and operating results may vary significantly from quarter to quarter. A high proportion of our costs are fixed, due in part to significant selling, research and development and manufacturing costs. Thus, small declines in revenue could disproportionately affect operating results in a quarter and the price of our common stock may fall. Other factors that could affect quarterly operating results include:

•	the timing and execution of customer contracts;

•	the timing of sales of products;

•	changes in foreign currency exchange rates;

•	unanticipated delays or problems in introducing new products;

•	competitors’ announcements of new products, services or technological innovations;

•	changes in our pricing policies or the pricing policies of our competitors;

•	the failure of third-party payors to reimburse our surgeons and patients or changes in reimbursement levels;

•	increased expenses, whether related to sales and marketing, raw materials or supplies, product development or administration;

•	adverse changes in the level of economic activity in the United States and other major regions in which we do business;

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

•	costs related to possible acquisitions of technologies or businesses;

•	an increase in the number or magnitude of product liability claims;

•	changes in our effective income tax rate;

•	our ability to expand our operations; and

•	the amount and timing of expenditures related to expansion of our operations.

THE TERMS OF OUR SEPARATION FROM ALLERGAN, ANTI-TAKEOVER PROVISIONS OF OUR AMENDED AND RESTATED CERTIFICATE OF INCORPORATION AND AMENDED AND RESTATED BYLAWS, OUR RIGHTS AGREEMENT AND PROVISION OF DELAWARE LAW COULD DELAY OR PREVENT A CHANGE OF CONTROL THAT YOU MAY FAVOR.

The term of our separation from Allergan could delay or prevent a change of control that our stockholders may favor. Any acquisitions of our stock or any issuances of our stock that represent 50% or more of our stock in the aggregate, and, in each case, that related to the distribution, would cause the distribution to be a taxable transaction to Allergan. Under the tax sharing agreement we would be required to indemnify Allergan for the resulting tax, and we would be required to meet various requirements, including obtaining the approval of Allergan before engaging in specified transactions relating to the distribution that involve the acquisition of our stock or the issuance of our stock. These obligations might discourage, delay or prevent a change of control that our stockholders may considerable favorable.

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

Provisions of our amended and restated certificate of incorporation, amended and restated bylaws and our rights agreement also may discourage, delay or prevent a merger or other change of control that our stockholders may consider favorable or may impede the ability of the holders of our common stock to change our management. The provisions of our amended and restated certificate of incorporation and amended and restated by bylaws, among other things:

•	authorize our board of directors to establish one or more series of undesignated preferred stock, the terms of which can be determined by the board of directors at a time of issuance;

•	divide our board of directors into three classes of directors, with each class serving a staggered three-year term. Because the classification of the board of directors generally increases the difficulty of replacing a majority of the directors, it may tend to discourage a third party from making a tender offer or otherwise attempting to obtain control of us and may make it difficult to change the composition of the board of directors;

•	provide that directors may be removed by stockholders only for cause;

•	not provide for cumulative voting in the election of directors which, if allowed, could enable a minority stockholder holding a sufficient percentage of a class of shares to ensure the election of one or more directors;

•	require that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing;

•	state that special meetings of our stockholders may be called only by our board of directors, the chairman of the board of directors, or our president;

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting;

•	provide that specified transactions benefiting a holder of greater than 15% of our outstanding common stock, an interested stockholder, must comply with procedures designed to ensure that our stockholders receive a fair price and are otherwise adequately informed of the transaction or be approved by either (i) the holders of a supermajority of our outstanding common stock and the holders of a majority of our outstanding common stock that is not held by the interested stockholder or its affiliates or (ii) a majority of the disinterested directors;

•	provide that certain provisions of our amended and restated certificate of incorporation can be amended only by supermajority vote of the outstanding shares, and that our bylaws can be amended only by

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

supermajority vote of the outstanding shares or by our board of directors;

•	allow only incumbent directors, not our stockholders, to fill vacancies on our board of directors; and

•	provide that the authorized number of directors may be changed only by resolution of the board of directors.

In addition, because we are subject to Section 203 of the Delaware General Corporation Law, this provision could also delay or prevent a change of control that you may favor. Section 203 provides that, subject to limited exceptions, any person that acquires, or is affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliate becomes a 15% stockholder.

Advanced Medical Optics, Inc.

ADVANCED MEDICAL OPTICS, INC.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On June 19, 2002 in actions by written consent, Allergan, as our sole stockholder prior to our spin-off on June 29, 2002, approved our stock-based employee benefit plans, including:

•	Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan;

•	Advanced Medical Optics, Inc. 2002 Employee Stock Purchase Plan;

•	Advanced Medical Optics, Inc. 2002 International Stock Purchase Plan;

•	AMO (Ireland) Share Participation Scheme; and

•	AMO Irish Savings Related Share Option Scheme.

On May 1, 2002 in an action by written consent, Allergan, as our sole stockholder, approved our amended and restated certificate of incorporation and amended and restated bylaws and confirmed our board of directors, as then comprised.

Item 5. Other Information

AMO has set April 30, 2003 as the date for its first annual meeting of stockholders. Any AMO stockholder wishing to have a proposal considered for inclusion in the AMO 2003 proxy solicitation materials must, in addition to other applicable requirements, set forth the proposal in writing and send the proposal to the Secretary of AMO so that it is received between December 31, 2002 and January 30, 2003.

AMO’s Chief Executive Officer and Chief Financial Officer have each signed the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, which certifications accompany this filing in the form of correspondence to the Securities and Exchange Commission. In conjunction with our spin-off from Allergan, Allergan has been responsible for our historical combined financial statements for all periods up to and including this quarter. AMO’s Chief Executive Officer and Chief Financial Officer have relied on the information provided from Allergan in making these certifications.

Item 6. Exhibits and Reports on Form 8-K

•	Exhibits - None

•	Reports on Form 8-k

On June 18, 2002, the Company filed a Current Report on Form 8-k announcing that the Company had entered into a purchase agreement with respect to the offer and sale of its $200,000,000 in aggregate principal amount of 9-1/4% Senior Subordinated Notes due 2010 in a private placement. The report also included the Unaudited Pro Forma Combined Statements of Earnings for the year ended December 31, 2001, the three months ended March 30, 2001, the three and the twelve months ended March 29, 2002, as well as the Unaudited Pro Forma Combined Balance Sheet as of March 29, 2002.

ADVANCED MEDICAL OPTICS, INC.

PART II — OTHER INFORMATION (continued)

On June 25, 2002, the Company filed a Current Report on Form 8-k announcing the Company’s adoption of a Stockholder Rights Plan, the expansion of the Company’s Board of Directors to seven members, and a form of manufacturing agreement to be entered into with Allergan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 12, 2002	ADVANCED MEDICAL OPTICS, INC.

/s/ Robert F. Gallagher

Robert F. Gallagher (Principal Accounting Officer)