Form 10-Q
period 2002-09-27
ADVANCED MEDICAL OPTICS INC
filed 2002-11-08
CIK 1168335

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED SEPTEMBER 27, 2002	COMMISSION FILE NUMBER 001-31257

ADVANCED MEDICAL OPTICS, INC.

A DELAWARE CORPORATION	IRS EMPLOYER IDENTIFICATION 33-0986820

1700 E. ST. ANDREW PLACE, SANTA ANA, CALIFORNIA 92705

TELEPHONE NUMBER 714/247-8200

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

As of November 1, 2002, there were 28,723,512 shares of common stock outstanding.

ADVANCED MEDICAL OPTICS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 27, 2002

PART I - FINANCIAL INFORMATION

Advanced Medical Optics, Inc.
Unaudited Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended

	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001

Net sales	$139,302	$136,774	$390,978	$396,793
Cost of sales	51,398	53,315	149,094	157,598

Gross margin	87,904	83,459	241,884	239,195

Selling, general and administrative	61,339	51,081	175,124	171,687
Research and development	6,571	6,080	21,439	20,517

Operating income	19,994	26,298	45,321	46,991

Non-operating expense (income)
Interest expense	5,649	838	7,815	2,516
Unrealized loss (gain) on derivative instruments	—	749	1,931	(209)
Other, net	3,524	64	6,551	(2)

	9,173	1,651	16,297	2,305

Earnings before income taxes	10,821	24,647	29,024	44,686
Provision for income taxes	4,983	6,678	11,900	12,555

Earnings before cumulative effect of change in accounting principle	5,838	17,969	17,124	32,131
Cumulative effect of change in accounting principle, net of $160 of tax	—	—	—	(391)

Net earnings	$5,838	$17,969	$17,124	$31,740

Net earnings per share:
Basic	$0.20
Diluted	$0.20

Weighted average number of shares outstanding:
Basic	28,724
Diluted	28,905

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands)

	September 27, 2002	December 31, 2001

ASSETS
Current assets
Cash and equivalents	$62,278	$6,957
Trade receivables, net	128,469	114,724
Inventories	49,113	65,237
Other current assets	28,064	23,634

Total current assets	267,924	210,552
Property, plant and equipment, net	39,995	28,293
Other assets	44,963	37,248
Goodwill	102,237	100,374
Intangibles, net	1,266	999

Total assets	$456,385	$377,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$750	$18,988
Accounts payable	43,472	29,583
Accrued compensation	14,078	16,652
Other accrued expenses	47,499	20,328

Total current liabilities	105,799	85,551
Long-term debt, net of current portion	302,710	75,809
Other liabilities	10,493	2,176
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 120,000,000 shares; issued 28,723,512 shares	287	—
Additional paid-in capital	31,523	—
Retained earnings	5,838	—
Allergan, Inc. net investment	—	215,653
Accumulated other comprehensive loss	(265)	(1,723)

Total stockholders’ equity	37,383	213,930

Total liabilities and stockholders’ equity	$456,385	$377,466

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended

	September 27, 2002	September 28, 2001

Cash flows provided by operating activities
Net earnings	$17,124	$31,740
Non cash items included in net earnings:
Cumulative effect of accounting change for derivative instruments	—	551
Amortization of original issue discount and debt issuance costs	442	—
Depreciation and amortization	11,049	16,866
Deferred income taxes	9,219	—
Loss on investments and assets	3,301	1,042
Unrealized loss/(gain) on derivatives	1,931	(209)
Changes in assets and liabilities:
Trade receivables	(8,598)	4,468
Inventories	15,404	1,976
Other current assets	(9,102)	(166)
Accounts payable	13,951	(5,311)
Accrued expenses and other liabilities	34,089	(6,099)
Other non-current assets	(8,469)	(2,350)

Net cash provided by operating activities	80,341	42,508
Cash flows from investing activities
Additions to property, plant and equipment	(15,230)	(4,210)
Proceeds from sale of property, plant and equipment	542	882
Additions to capitalized internal-use software	(903)	(2,136)
Additions to demonstration and bundled equipment	(3,746)	(2,974)

Net cash used in investing activities	(19,337)	(8,438)
Cash flows from financing activities
Proceeds from issuance of senior subordinated notes	197,194	—
Long-term debt borrowings	108,363	—
Repayment of long-term debt	(114,363)	—
Payment of Allergan, Inc. dividend	(50,597)	—
Distributions to Allergan, Inc., net of advances	(146,558)	(37,618)

Net cash used in financing activities	(5,961)	(37,618)
Effect of exchange rates on cash and equivalents	278	(427)

Net increase (decrease) in cash and equivalents	55,321	(3,975)
Cash and equivalents at beginning of period	6,957	12,641

Cash and equivalents at end of period	$62,278	$8,666

Supplemental disclosure of cash flow information Cash paid for:
Interest	$2,766	$2,468
Income taxes	$1,113	$63

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1:  Description of Business

On January 22, 2002, Allergan, Inc. (Allergan) announced a plan to spin off its optical medical device business consisting of the ophthalmic surgical and contact lens care product business lines to Allergan stockholders. The 28,723,512 shares of the new optical medical device company, Advanced Medical Optics, Inc. (AMO or the Company), were distributed on June 29, 2002 to Allergan stockholders of record on June 14, 2002 by means of a tax-free dividend. The distribution resulted in AMO operating as an independent entity with publicly traded common stock.

Allergan has no ownership interest in AMO after June 28, 2002, but performs certain services for AMO pursuant to various agreements that are outlined in Note 8.  However, unless released by third parties, Allergan may remain liable for certain obligations and liabilities that were transferred to and assumed by AMO.  The Company is obligated to indemnify Allergan for liabilities related to those transferred obligations and liabilities.

No earnings per share data for the three and nine months ended September 28, 2001 and the nine months ended September 27, 2002 is presented as the Company’s earnings were part of Allergan’s earnings through the close of business on June 28, 2002.

The Company develops, manufactures and markets surgical devices for the eyes, with a focus on devices that are used to perform cataract surgery, a surgery in which the natural focusing lens of the eye, having become hard and clouded, is broken up and removed and subsequently replaced with an artificial lens.  The Company also offers a broad range of contact lens care products for use with virtually all available types of contact lens.  These products include disinfecting solutions to destroy harmful microorganisms in and on the surface of contact lenses, daily cleaners to remove undesirable film and deposits from contact lenses, enzymatic cleaners to remove protein deposits from contact lenses and lens rewetting drops to provide added wearing comfort.

The Company has operations in approximately 20 countries and sells its products in approximately 60 countries.

Note 2:  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein.  These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited combined financial statements of the Company for the year ended December 31, 2001.  The results of operations for the three and nine months ended September 27, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Prior to the spin-off, Allergan did not account for the business that comprises AMO on the basis of separate legal entities, subsidiaries, divisions or segments. The accompanying unaudited condensed consolidated financial statements as of December 31, 2001 and for the three and nine month periods ended September 28, 2001 and through June 28, 2002 include those assets, liabilities, revenues and expenses directly attributable to AMO’s operations and allocations of certain Allergan corporate assets, liabilities and expenses to AMO. These amounts have been allocated to AMO on the basis that was considered by Allergan management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by the Company. All material intercompany balances have been eliminated.  The financial information included herein does not necessarily reflect what the financial position and results of operations of the Company would have been had it operated as a stand-alone public entity during all pre-spinoff periods presented, and may not be indicative of future operations or financial position.

The Company has estimated that it will incur incremental annual pre-tax costs of approximately $58 million associated with being an independent public company in excess of amounts recorded prior to the spin-off.

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

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

The Company has completed a separate assessment of goodwill and intangibles on a stand-alone basis as of June 29, 2002.  The Company’s separate assessment did not result in a negative impact on the consolidated financial statements.

The components of amortizable intangibles and goodwill were as follows:

Intangibles

	September 27, 2002		December 31, 2001

(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Amortized Intangible Assets:
Licensing	$3,940	$(3,220)	$3,940	$(3,004)
Trademarks	602	(56)	78	(15)

	$4,542	$(3,276)	$4,018	$(3,019)

Amortization expense for the three and nine months ended September 27, 2002  was approximately $103,000 and $257,000, respectively.  Amortization expense for the three and nine months ended September 28, 2001 was approximately $76,000 and $230,000, respectively.

Estimated amortization expense for years ending December 31, 2002, 2003, 2004, 2005, 2006 and thereafter are $360,000, $433,000, $404,000, $177,000, $99,000 and $50,000, respectively.

Goodwill

(In thousands)	September 27, 2002	December 31, 2001

Goodwill:
United States	$12,783	$12,783
Japan	24,668	22,805
Manufacturing Operations	64,786	64,786

	$102,237	$100,374

There was no activity related to goodwill during the nine months ended September 27, 2002, except for the impact of foreign currency fluctuations.

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Pro forma financial information related to the adoption of SFAS No. 142 is as follows:

(In thousands)

	For the quarters ended		For the nine months ended

	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001

Net earnings	$5,838	$17,969	$17,124	$31,740
Add back:
Goodwill amortization, net of tax	—	1,346	—	4,048

Adjusted net earnings	$5,838	$19,315	$17,124	$35,788

In October 2001, Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), was issued. SFAS No. 144 superseded Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. SFAS No. 144 retained the requirement in Opinion No. 30 to report separately discontinued operations and extended that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted the provisions of SFAS No. 144 for the quarter ended March 29, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial statements.

In April 2002, Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145) was issued.  SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  Upon adoption of SFAS No. 145, the Company is required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt.  SFAS No. 145 is effective for annual periods beginning after May 15, 2002, with earlier adoption encouraged.  The Company elected to early-adopt SFAS No. 145 during the quarter ended June 28, 2002.  The adoption of SFAS 145 did not have a material effect on the Company’s consolidated financial statements.

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 4:  Inventories

Components of inventories were:

	September 27, 2002	December 31, 2001

	(in thousands)
Finished goods, including inventory on consignment with customers of $7,266 and $6,653 in 2002 and 2001, respectively	$38,797	$51,479
Work in process	4,031	5,078
Raw materials	6,285	8,680

Total	$49,113	$65,237

Note 5:  Debt, Interest Rate Swap Agreements and Guarantor Subsidiaries

At September 27, 2002, the Company had $197.3 million, net of $2.7 million of original issue discount, of 9-1/4% senior subordinated notes due July 15, 2010 outstanding.  In addition, the Company has a senior credit facility, consisting of an initial $100.0 million term loan and a $35.0 million revolving line of credit.  The Company repaid $3.0 million of the term loan resulting in an outstanding balance of $97.0 million as of September 27, 2002.  Approximately $17.7 million of the revolving line of credit has been reserved to support letters of credit issued on the Company’s behalf.

A portion of the proceeds from the senior subordinated notes and the term loan were used to repay debt in Japan in June 2002.  As a result of the prepayment of the Japan debt and the adoption of SFAS No. 145, $3.5 million of early debt extinguishment costs were incurred and are recorded in “Other, net” on the accompanying unaudited condensed consolidated statement of earnings for the nine months ended September 27, 2002.

The senior credit facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and interest coverage ratios.  Certain covenants under the senior credit facility and the indenture relating to the senior subordinated notes also limit the incurrence of additional indebtedness and restrict dividend payments. The Company was in compliance with these covenants at September 27, 2002.

The aggregate maturities of total long-term debt are as follows:  $1.0 million each year between 2003 and 2006; $48.0 million in 2007 and $245.0 million after 2007.

The Company has entered into various interest rate swap agreements which effectively convert the interest rate on $150.0 million of the senior subordinated notes from a fixed to a floating rate and convert the interest rate on $50.0 million of the $97.0 million term loan borrowings from a floating rate to a fixed rate.  The interest rate swaps have maturity dates

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

beginning in 2005 and qualify as either fair value or cash flow hedges.  Changes in fair value of interest rate swap agreements qualifying as cash flow hedges are recorded in other comprehensive income to the extent such changes are effective and as long as the cash flow hedge requirements are met.

At September 27, 2002, the fair value of $9.2 million of interest rate swaps qualifying as fair value hedges is included in “Other assets.”  An offsetting $9.2 million credit is included in long-term debt as a fair value adjustment.  At September 27, 2002, the fair value of $(1.9) million of the interest rate swap qualifying as a cash flow hedge is recorded in “Other liabilities.”

On October 29, 2002, the Company realized the value of the interest rate swaps qualifying as fair value hedges.  The Company received approximately $10.4 million, a portion of which represented the net settlement of the accrued but unpaid amount between the Company and the banks.  The remaining amount will be recorded as an adjustment to the carrying amount of the senior subordinated notes as a premium and amortized over the remaining life of the notes.  The Company used $10 million of the cash proceeds to repay a portion of the term loan.

Concurrently, the Company entered into a new interest rate swap agreement effective October 31, 2002 which converts the interest rate on $150.0 million of the senior subordinated notes from a fixed to a floating rate.

In connection with the issuance of the senior subordinated notes, one of the Company’s subsidiaries (the Guarantor Subsidiary) jointly, fully, severally and unconditionally guaranteed such notes.  Pursuant to the Securities and Exchange Commission regulations, certain condensed financial information about the Parent, Guarantor Subsidiary and Non-Guarantor Subsidiaries is required to be disclosed.  The following provides this required financial information subsequent to the spin off.

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Condensed Consolidated Statement of Operations – Quarter ended September 27, 2002 (in thousands)	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$47,465	—	119,927	(28,090)	$139,302
Operating costs and expenses:
Cost of sales	23,340	—	51,638	(23,580)	51,398
Selling, general and administrative	20,443	—	40,896	—	61,339
Research and development	5,838	—	733	—	6,571

Operating income (loss)	(2,156)	—	26,660	(4,510)	19,994
Non-operating income (expense)	(5,977)	—	69	(3,265)	(9,173)

Earnings (loss) before income taxes	(8,133)	—	26,729	(7,775)	10,821
Income tax expense (benefit)	(2,115)	—	7,098	—	4,983

Net earnings (loss)	$(6,018)	—	19,631	(7,775)	$5,838

Condensed Consolidated Balance Sheet – September 27, 2002 (in thousands)	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets:
Cash and equivalents	$23,233	—	39,045	—	$62,278
Trade receivables, net	22,671	—	105,798	—	128,469
Inventories	19,600	—	29,513	—	49,113
Other current assets	12,093	—	15,971	—	28,064

Total current assets	77,597	—	190,327	—	267,924
Property, plant and equipment	12,806	—	27,189	—	39,995
Other assets	326,695	200,294	225,730	(707,756)	44,963
Goodwill and intangibles, net	13,831	—	121,264	(31,592)	103,503

Total assets	$430,929	200,294	564,510	(739,348)	456,385

Liabilities and stockholders’ equity:
Current portion of long-term debt	$750	—	—	—	750
Accounts payable and accrued expenses	25,930	—	72,277	6,842	105,049

Total current liabilities	26,680	—	72,277	6,842	105,799
Long-term debt, net of current portion	302,710	—	—	—	302,710
Other liabilities	5,170	—	5,323	—	10,493

Total liabilities	334,560	—	77,600	6,842	419,002
Total stockholders’ equity	96,369	200,294	486,910	(746,190)	37,383
Total liabilities and stockholders’ equity	$430,929	200,294	564,510	(739,348)	$456,385

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Condensed Consolidated Statement of Cash Flows – Quarter ended September 27, 2002 (in thousands)	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidated

Net cash provided by operating activities	$1,693	—	38,526	$40,219

Cash flows from investing activities:
Additions to property, plant and equipment	(5,111)	—	(1,399)	(6,510)
Proceeds from sale of property, plant and equipment	—	—	542	542
Additions to capitalized software	(11)	—	(17)	(28)
Additions to demonstration and bundled equipment	(349)	—	(733)	(1,082)

Net cash used in investing activities	(5,471)	—	(1,607)	(7,078)

Cash flows from financing activities:
Repayment of long-term debt	(3,000)	—	—	(3,000)
Payment of Allergan, Inc. dividend	(50,597)	—	—	(50,597)

Net cash used in financing activities	(53,597)	—	—	(53,597)
Effect of exchange rates on cash and equivalents	—	—	(368)	(368)

Net increase (decrease) in cash and equivalents	(57,375)	—	36,551	(20,824)
Cash and equivalents at beginning of period	80,608	—	2,494	83,102

Cash and equivalents at end of period	$23,233	—	39,045	$62,278

Note 6:  Income Taxes

The Company’s operations were historically included in Allergan’s consolidated U.S. federal and state income tax returns and in the tax returns of certain Allergan foreign subsidiaries.  The provision for income taxes has been determined as if the Company had filed separate tax returns under its then existing structure for the periods presented.  Accordingly, the effective tax rate of the Company in future years could vary from its historical effective tax rate depending on the Company’s future legal structure and tax elections. A majority of income taxes through June 28, 2002 were paid by Allergan and reflected through the “Allergan, Inc. net investment” account.

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Effective June 29, 2002, income taxes are provided on taxable income at the statutory rates applicable to such income.  The Company has also provided for U.S. federal income taxes and foreign withholding taxes on the portion of the undistributed earnings of non-U.S. subsidiaries expected to be remitted.

Note 7:  Incentive Compensation Plan and Employee Stock Purchase Plans

The Company has an incentive compensation plan that provides for the granting of stock options, restricted stock and other stock-based incentive awards to directors, employees and consultants.  Additionally, the employee stock purchase plans allow eligible employees to purchase common stock of the Company at 85 percent of the lower of the closing price of the Company’s common stock on the first or last day of the six-month purchase period.  The first six-month purchase period commenced on October 1, 2002.  An aggregate of 9,600,000 shares of common stock have been authorized for issuance under the above plans.

The Company granted options to employees and directors to purchase approximately 2,500,000 shares of common stock at a weighted average exercise price of $8.99 per share under the Company’s incentive compensation plan.  Options granted to employees become exercisable 25% per year beginning twelve months after the date of grant and have a ten year term.  Director stock options are fully vested the day before the next annual stockholder meeting.  The Company measures stock-based compensation for option grants to employees using the intrinsic value method and thus, no compensation expense has been recorded for the issuance of these stock options.  No stock-based awards have been granted to consultants to date.

As part of the spin-off from Allergan, all unvested Allergan stock options granted under Allergan’s 1989 Incentive Compensation Plan to AMO employees formerly employed by Allergan were canceled and reissued as options to acquire AMO common stock.  Options to purchase an aggregate of 2,639,866 shares of common stock with exercise prices ranging from $5.71 to $13.72 per share were issued in exchange for the unvested Allergan stock options.  The re-issuance into AMO stock options was done in such a manner that:  (1) the aggregate intrinsic value of the options immediately before and after the exchange was the same, (2) the ratio of the exercise price per option to the market value per option was not reduced, and (3) the vesting provisions and option period of the replacement AMO stock options was the same as the original vesting terms and option period of the Allergan stock options.

Note 8:  Arrangements with Allergan

Prior to June 29, 2002, the Company participated in various Allergan administered functions including shared services surrounding selling, general and administrative expenses, retirement and other post retirement benefit plans, income taxes and cash management.  The allocated portion of the expenses for these shared services for the nine months ended September

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

27, 2002 (through June 28, 2002) and for the three and nine months ended September 28, 2001 are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of earnings.

Prior to June 29, 2002, the Company entered into several agreements with Allergan in connection with, among other things, transitional services, employee matters, manufacturing and tax sharing.

The transitional services agreement sets forth charges generally intended to allow Allergan to fully recover the allocated costs of providing certain services, plus all out-of-pocket expenses, except that AMO will pay to Allergan a commission related to AMO products that are sold by Allergan during the transition period.  The Company will recover costs from Allergan in a similar manner for services provided by AMO.

Under the manufacturing agreement, Allergan manufactures certain contact lens care products and VITRAX for a period of up to three years from the date of distribution.  The Company purchases these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%.

The following table summarizes the charges from Allergan for the above-mentioned services for the three months ended September 27, 2002 (in thousands):

Selling, general and administrative expenses, net of $204,000 charged to Allergan	$2,415,000
Research and development	173,000
Foreign currency option contract	$686,000

The tax sharing agreement governs Allergan’s and the Company’s respective rights, responsibilities and obligations with respect to taxes for any tax period ending before, on or after the distribution.  Generally, Allergan is liable for all pre-distribution taxes attributable to its business, and the Company generally indemnifies Allergan for all unpaid pre-distribution taxes attributable to the AMO business for the current taxable year.  In addition, the tax sharing agreement provides that Allergan is liable for taxes that are incurred as a result of restructuring activities undertaken to effectuate the distribution.

The Company and Allergan have made representations to each other and to the Internal Revenue Service in connection with the private letter ruling that Allergan has received regarding the tax-free nature of the distribution of AMO common stock by Allergan to its stockholders.  If either AMO or Allergan breach the representations to each other or to the Internal Revenue Service, or if the Company or Allergan take or fail to take, as the

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

case may be, actions that result in the distribution failing to meet the requirements of a tax-free distribution pursuant to Section 355 of the Internal Revenue Code, the party in breach will indemnify the other party for any and all resulting taxes.

Note 9:  Commitments and Contingencies

In conjunction with the spin-off from Allergan, the Company entered into various facility leases worldwide.  Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year for these facilities, office equipment and automobiles are as follows:  $10.5 million in 2003; $7.2 million in 2004; $4.1 million in 2005; $3.3 million in 2006; $3.2 million in 2007 and $27.6 million thereafter.

In August 2002, the Company entered into an information technology services outsourcing agreement expiring in November 2007.  Future annual payments under this agreement are as follows:  $5.4 million each year between 2003 and 2005; $5.2 million in 2006 and $4.7 million in 2007.

The Company is involved in various litigation and claims arising in the normal course of business. Management believes that recovery or liability with respect to any pending lawsuits or asserted claims, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 10:  Other Comprehensive Income

The following table summarizes components of comprehensive income (in thousands):

	Three Months Ended

	September 27, 2002			September 28, 2001

	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount

Unrealized gain on derivatives	$160	(5)	$155	$—	—	$—
Foreign currency translation adjustments	$39	$—	39	$(1,446)	—	(1,446)

Net earnings			5,838			17,969

Total comprehensive income			$6,032			$16,523

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Nine Months Ended

	September 27, 2002			September 28, 2001

	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount

Unrealized loss on derivatives	$(1,868)	766	$(1,102)	$—	—	$—
Foreign currency translation adjustments	$2,560	—	2,560	$(1,373)	—	(1,373)

Net earnings			17,124			31,740

Total comprehensive income			$18,582			$30,367

Note 11:  Business Segment Information

As a part of Allergan, the Company operated in four regions or geographic operating segments:  North America, Latin America, Asia Pacific and Europe.  Effective with the spin-off from Allergan on June 29, 2002, the Company has organized its operations into three regions:  the Americas, which is comprised of North and South America, Japan and Europe/Africa/Asia Pacific and has restated prior period identifiable assets, net sales and operating income (loss) amounts to reflect these operating segments.

The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 27.8% and 31.7% of total net sales in the quarters ended September 27, 2002 and September 28, 2001, respectively, and 29.0% and 31.7% of total net sales for the nine months ended September 27, 2002 and September 28, 2001, respectively. Additionally, sales in Japan represented 29.2% and 28.2% of total net sales in the quarters ended September 27, 2002 and September 28, 2001, respectively, and 26.9% and 24.7% of total net sales for the nine months ended September 27, 2002 and September 28, 2001, respectively. No other country, or single customer, generates over 10% of total net sales.

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

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Income from manufacturing operations is not assigned to geographic regions because manufacturing operations produce products for more than one region. Research and development costs are corporate costs.

Identifiable assets are assigned by region based upon management responsibility for such assets.  Corporate assets are primarily cash and equivalents, goodwill, intangibles and other assets.  At December 31, 2001, identifiable assets by region only included inventories, accounts receivable and property, plant and equipment as these were the only assets specifically allocated by region.

Geographic Operating Segments

	Identifiable Assets

(In thousands)	September 27, 2002	December 31, 2001

United States	$83,708	$29,726
Japan	62,282	42,932
Europe/Africa/Asia Pacific	93,342	65,541
Other	4,621	9,798

Segments total	243,953	147,997
Manufacturing operations	35,544	60,258
General corporate	176,888	169,211

Total	$456,385	$377,466

	Net Sales		Operating Income(Loss)

(In thousands)	3rd Qtr. 2002	3rd Qtr. 2001	3rd Qtr. 2002	3rd Qtr. 2001

United States	$38,681	$43,415	$9,279	$12,173
Japan	40,685	38,615	13,841	15,589
Europe/Africa/Asia Pacific	54,695	47,423	10,968	10,429
Other	5,241	7,321	217	(469)

Segments total	139,302	136,774	34,305	37,722
Manufacturing operations	—	—	4,242	1,343
Research and development	—	—	(6,571)	(6,079)
Elimination of inter-company profit	—	—	(5,223)	(9,391)
General corporate	—	—	(6,759)	2,703

Total	$139,302	$136,774	$19,994	$26,298

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Net Sales		Operating Income(Loss)

	Nine Months Ended		Nine Months Ended

(In thousands)	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001

United States	$113,466	$125,687	$23,314	$24,358
Japan	105,133	97,930	35,818	33,305
Europe/Africa/Asia Pacific	153,822	150,163	27,100	26,761
Other	18,557	23,013	774	(939)

Segments total	390,978	396,793	87,006	83,485
Manufacturing operations	—	—	6,191	3,220
Research and development	—	—	(21,439)	(20,517)
Elimination of inter-company profit	—	—	(15,902)	(27,088)
General corporate	—	—	(10,535)	7,891

Total	$390,978	$396,793	$45,321	$46,991

In each geographic segment, the Company markets products in two product lines:  Ophthalmic Surgical and Contact Lens Care.  The Ophthalmic Surgical product line markets intraocular lenses, phacoemulsification equipment, viscoelastics, and other products related to cataract and refractive surgery.  The Contact Lens Care product line markets cleaning, storage and disinfection products for the consumer contact lens market.  The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for products in all geographic operating segments.  There are no transfers between product lines.

Net Sales by Product Line

(In thousands)

	Three Months Ended		Nine Months Ended

	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001

Ophthalmic Surgical	$66,808	$60,195	$195,120	$182,413
Contact Lens Care	72,494	76,579	195,858	214,380

Total Net Sales	$139,302	$136,774	$390,978	$396,793

ADVANCED MEDICAL OPTICS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 27, 2002

OVERVIEW

AMO is a global leader in the development, manufacture and marketing of medical devices for the eye and contact lens care products.  Our products in the ophthalmic surgical market include intraocular lenses, phacoemulsification systems, viscoelastics and surgical packs used in cataract surgery, and microkeratomes used in refractive surgery.  Our products in the contact lens care market include disinfecting solutions to destroy harmful microorganisms in and on the surface of contact lenses, daily cleaners to remove undesirable film and deposits from contact lenses, enzymatic cleaners to remove protein deposits from contact lenses and lens rewetting drops to provide added wearing comfort.

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

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 27, 2002

OVERVIEW (Continued)

We have previously estimated incurring incremental annual pre-tax costs of approximately $58 million associated with being an independent public company in excess of amounts recorded prior to the spin-off.

Allergan did not account for our business on the basis of separate legal entities, subsidiaries, divisions or segments. The accompanying unaudited condensed consolidated financial statements as of December 31, 2001 and for each of the periods ended September 27, 2002 (through June 28, 2002) and September 28, 2001 include those assets, liabilities, revenues and expenses directly attributable to our operations and allocations of certain Allergan corporate assets, liabilities and expenses. These amounts have been allocated on a basis that was considered by Allergan management to reflect most fairly or reasonably the utilization of the services provided to us or the benefit obtained by us. All material intercompany balances have been eliminated. The financial information included herein does not necessarily reflect what the financial position and results of our operations would have been had we operated as a stand-alone public entity during all pre-spinoff periods presented, and may not be indicative of future operations or financial position.

As part of Allergan, we historically participated in various Allergan administered functions including shared services surrounding selling, general and administrative expenses, retirement and other post retirement benefit plans, income taxes and cash management. Our allocated portions of the expenses for these shared services are included in selling, general and administrative expense in our unaudited condensed consolidated statements of earnings. For the three months ended September 28, 2001, these allocated expenses were $8.8 million.  For the nine months ended September 27, 2002 (through June 28, 2002) and September 28, 2001, these allocated expenses were $23.2 million and $25.8 million, respectively.

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

Cash and equivalents consist of cash in banks, money market mutual funds and repurchase agreements with financial institutions with original maturities of 90 days or less. We historically have participated in a centralized cash management program administered by Allergan. Cash and equivalents at December 31, 2001 include only those amounts that were to be considered part of our operations upon the distribution.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 27, 2002

OVERVIEW (Continued)

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

Under the manufacturing agreement, Allergan manufactures certain contact lens care products and VITRAX for a period of up to 3 years from the date of the distribution. We purchase these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. If we are unable to either build or obtain regulatory approvals for new facilities or locate and obtain regulatory approvals for third party manufacturers to produce our products, our business may be harmed.

The tax sharing agreement governs Allergan’s and our respective rights, responsibilities and obligations with respect to taxes for any tax period ending before, on or after the distribution. Generally, Allergan is liable for all pre-distribution taxes attributable to its business, and we generally indemnify Allergan for all unpaid pre-distribution taxes attributable to our business for the current taxable year. In addition, the tax sharing agreement provides that Allergan is liable for taxes that are incurred as a result of restructuring activities undertaken to effectuate the distribution.

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

CRITICAL ACCOUNTING POLICIES

Revenue and Accounts Receivable

We recognize revenue from product sales when the goods are shipped and title and risk of loss transfer to the customer (i.e., F.O.B. shipping point), with the exception of intraocular lenses, which are generally

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 27, 2002

CRITICAL ACCOUNTING POLICIES (Continued)

distributed on a consignment basis and recognized as revenue upon implantation in a patient.  We generally permit returns of product from a customer if the product is returned in a timely manner, in good condition, and through the normal channels of distribution.  Return policies in certain international markets can be more stringent and are based on the terms of contractual agreements with customers.  Allowances for returns are provided for based upon an analysis of our historical patterns of returns matched against the sales from which they originated.  Historically, product returns have been within the amounts reserved.

The allowance for doubtful accounts is determined by analyzing specific customer accounts and assessing the risk of uncollectibility based on insolvency, disputes or other collection issues.  In addition, we routinely analyze the different receivable aging categories and establish reserves based on the length of time receivables are past due.

Inventories

Inventories are valued at the lower of first-in, first-out cost or market.  On a regular basis, we evaluate inventory balances for excess quantities and obsolescence by analyzing estimated demand, inventory on hand, sales levels and other information.  Inventory balances are permanently reduced, if necessary, based on the analyses.

RESULTS OF OPERATIONS

Net Sales. The following table compares net sales by product line for the three month and nine month periods ended September 27, 2002 and September 28, 2001:

(in thousands)	Three Months Ended		Nine Months Ended

	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001

Ophthalmic Surgical	$66,808	$60,195	$195,120	$182,413
Contact Lens Care	72,494	76,579	195,858	214,380

Total Net Sales	$139,302	$136,774	$390,978	$396,793

Domestic	27.8%	31.7%	29.0%	31.7%
International	72.2%	68.3%	71.0%	68.3%

Net sales increased $2.5 million, or 1.8%, to $139.3 million in the three months ended September 27, 2002 from $136.8 million in the three months ended September 28, 2001.  Net sales for the nine months ended September 27, 2002 were $391.0 million, a 1.5% decrease from the comparable 2001 amount.

Advanced Medical Optics

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 27, 2002

RESULTS OF OPERATIONS (continued)

The increase in net sales in the three months ended September 27, 2002 compared with the same period last year was primarily the result of an increase in sales of our ophthalmic surgical products and favorable foreign currency changes partially offset by a decrease in sales of contact lens care products.  The decrease in net sales in the nine months ended September 27, 2002 compared with the same period last year was primarily the result of a decrease in sales of private-label contact lens care products partially offset by an increase in sales of ophthalmic surgical products.

The impact of foreign currency changes compared to the comparable prior year periods increased net sales by $4.8 million, or 3.5%, and decreased net sales by $0.8 million, or 0.2%, for the three and nine months ended September 27, 2002, respectively.

Global sales of our contact lens care products decreased $4.1 million, or 5.3%, and decreased $18.5 million, or 8.6%, in the three and nine months ended September 27, 2002, respectively, as compared with the same periods last year.  Sales of our contact lens care products in the United States decreased $4.7 million, or 27.7%, and decreased $13.6 million, or 27.0%, in the three and nine months ended September 27, 2002, respectively, as compared with the same periods last year. Much of the decline was due to management’s decision to exit the unprofitable sales of private-label contact lens care products.

International sales of our contact lens care products increased $0.6 million, or 1.0%, and decreased $4.9 million, or 3.0%, in the three and nine months ended September 27, 2002, respectively, compared with the same periods last year.  The increase in the three months ended September 27, 2002 was attained even though our private-label sales decreased by $3.4 million as compared to the prior year period.  The decrease in the nine months ended September 27, 2002 was due to the decrease in private-label sales of $7.5 million partially offset by an increase in sales of our branded products as compared to the prior year period.

The impact of foreign currency changes compared to the comparable prior year periods increased contact lens care product sales by $2.7 million, or 3.5%, and decreased contact lens care product sales by $0.8 million, or 0.4%, in the three and nine months ended September 27, 2002, respectively.

The overall decreases in contact lens care net sales for the three and nine months ended September 27, 2002 are primarily attributable to management’s strategic decision to exit the unprofitable sales of low-margin private- label products.  In the future, we expect the impact of reduced private-label product sales will be offset by the continued growth in sales of our branded one-bottle disinfection systems.

Advanced Medical Optics

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 27, 2002

RESULTS OF OPERATIONS (continued)

Global sales of our ophthalmic surgical products increased $6.6 million, or 11.0%, and increased $12.7 million, or 7.0%, in the three and nine months ended September 27, 2002, respectively, compared with the same periods last year.  In the United States, sales of our ophthalmic surgical products were relatively flat in the three months ended September 27, 2002 and increased $1.4 million, or 1.9%, in the nine months ended September 27, 2002 compared with the same periods last year. Sales in the United States increased in the nine months ended September 27, 2002 over the comparable prior year period primarily due to an increase in sales of phacoemulsification equipment and the SENSAR acrylic intraocular lens.

International sales of our ophthalmic surgical products increased $6.7 million, or 19.8%, and increased $11.3 million, or 10.5%, in the three and nine months ended September 27, 2002, respectively, compared with the same periods last year.  The increases were primarily attributable to sales increases in phacoemulsification equipment and the SENSAR acrylic intraocular lens and favorable foreign currency changes, which were partially offset by a decrease in silicone intraocular lenses sales. We believe that global sales of ophthalmic surgical products will continue to grow as sales of higher margin foldable intraocular lenses, most notably the SENSAR acrylic lens, continue to improve.

The impact of foreign currency changes compared to the comparable prior year period increased ophthalmic surgical product sales by $2.1 million, or 3.5%, in the three months ended September 27, 2002.  The impact of foreign currency changes as compared to the prior year period was negligible in the nine months ended September 27, 2002.

Gross Margin.  Our gross margin was 63.1% of net sales in the three months ended September 27, 2002, an increase of 2.1 percentage points from the comparable prior year period.  Due to inventory levels at the spin-off, our gross margin in the quarter was not impacted by sales of products manufactured by Allergan under the manufacturing agreement.  Beginning in the fourth quarter, we expect our gross margin will decline as sales of products purchased from Allergan, at a price equal to Allergan’s fully allocated costs plus 10%, will begin.

Our gross margin increased as a percent of net sales by 1.6 percentage points from 60.3% in the nine months ended September 28, 2001 to 61.9% in the nine months ended September 27, 2002.  Our gross margin in the nine months ended September 27, 2002 was negatively impacted by the June 2002 write-off of $2.6 million of inventory deemed unusable due to our spin-off from Allergan.  The increase in gross margin as a percent of net sales was primarily the result of higher gross margins achieved on sales of contact lens care products, decreased sales of low margin private-label products and a change in product sales mix to higher margin surgical products.  Gross margin in dollars increased by $4.4 million and $2.7 million in the

Advanced Medical Optics

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 27, 2002

RESULTS OF OPERATIONS (continued)

three and nine months ended September 27, 2002, respectively, compared with the same periods last year, due to the sales mix shift to higher margin products partially offset by the June 2002 write-off of inventory.

Selling, general and administrative.  Selling, general and administrative expenses were $61.3 million, or 44.0% of net sales, and $175.1 million, or 44.8% of net sales, in the three and nine months ended September 27, 2002, respectively, compared to $51.1 million, or 37.3% of net sales, and $171.7 million, or 43.3% of net sales, in the three and nine months ended September 28, 2001, respectively.  The increase in selling, general and administrative dollars and as a percent of net sales in the three months ended September 27, 2002 as compared to the same period last year was primarily a result of increased general and administrative expenses incurred as we began operations as an independent public company subsequent to our spin-off from Allergan and increased selling expenses.  This was partially offset by a reduction in goodwill amortization of $2.2 million.  The increase in selling, general and administrative dollars and as a percent of net sales in the nine months ended September 27, 2002 as compared to the same period last year was primarily a result of increased general and administrative expenses incurred in preparation for the spin-off and as we began operations as an independent public company partially offset by lower selling expenses and a reduction in goodwill amortization of $6.7 million.  Beginning in 2002, we no longer amortize goodwill in accordance with SFAS No. 142.

Research and development. Research and development expenses were $6.6 million, or 4.7% of net sales, and $21.4 million, or 5.5% of net sales, in the three and nine months ended September 27, 2002, respectively, compared to $6.1 million, or 4.4% of net sales, and $20.5 million, or 5.2% of net sales, in the three and nine months ended September 28, 2001, respectively.  The increase in research and development dollars and as a percent of net sales was a result of an increase in spending for research efforts in the ophthalmic surgical business, partially offset by a decrease in research and development spending for the contact lens care business.

Operating income.  Operating income was $20.0 million, or 14.4% of net sales, and $45.3 million, or 11.6% of net sales, in the three and nine months ended September 27, 2002, respectively, compared to $26.3 million, or 19.2% of net sales, and $47.0 million, or 11.8% of net sales, in the three and nine months ended September 28, 2001, respectively.  The decrease in operating income in the three months ended September 27, 2002 as compared to the same period last year was primarily the result of higher selling, general and administrative expenses, partially offset by the increase in gross margin.  The decrease in operating income in the nine months ended September 27, 2002 as compared to the same period last year was primarily the result of costs incurred in preparation for the spin-off

Advanced Medical Optics

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 27, 2002

RESULTS OF OPERATIONS (continued)

and as we began operations as an independent public company, partially offset by the increase in gross margin and lower selling expenses.

Non-operating expense.  Non-operating expense was $9.2 million and $16.3 million in the three and nine months ended September 27, 2002, respectively, compared to $1.7 million and $2.3 million in the three and nine months ended September 28, 2001, respectively.  We recorded an unrealized loss on derivative instruments of $1.9 million in the nine months ended September 27, 2002 compared to an unrealized gain of $0.2 million in the nine months ended September 28, 2001.  We record as “unrealized loss/(gain) on derivative instruments” the mark to market adjustments on the outstanding foreign currency options which we entered into, as part of Allergan’s overall risk management strategy, to reduce the volatility of expected earnings in currencies other than U.S. dollar.  The three and nine months ended September 27, 2002 include a $2.0 million charge for the permanent impairment of an equity investment.  Additionally, the nine months ended September 27, 2002 includes early debt extinguishment costs of $3.5 million associated with the prepayment of debt in Japan in June 2002.  Interest expense increased $4.8 million and $5.3 million in the three and nine months ended September 27, 2002, respectively, compared with the same periods last year due primarily to the $300.0 million of debt incurred in late June 2002.

Income taxes.  The effective tax rate for the three and nine months ended September 27, 2002 was 46.0% and 41.0%, respectively, as compared to the effective tax rate of 27.1% and 28.1% for the three and nine months ended September 28, 2001, respectively.  Effective June 29, 2002, income taxes are provided on taxable income at the statutory rates applicable to such income.  We have also provided for U.S. federal income taxes and foreign withholding taxes on the portion of undistributed earnings of non-U.S. subsidiaries expected to be remitted.  The annual effective tax rate in 2001 included the recognition of certain tax benefits associated with the utilization of a net operating loss carryforward and the realization of other deferred tax assets in Japan for which we previously had established a valuation allowance.  In 2001, we determined, based solely on our judgment, that realization of the deferred tax assets had become “more likely than not” and accordingly, we reversed the valuation allowance previously established.  We do not anticipate that our future provision for income taxes will include tax benefits similar to those we recognized in 2001.  We believe our future effective income tax rate may vary depending on our mix of domestic and international taxable income or loss and the various tax and treasury methodologies that we implement, including our policy regarding repatriation of future accumulated foreign earnings.

Net earnings.  Net earnings for the three and nine months ended September 27, 2002 were $5.8 million and $17.1 million, respectively, compared to $18.0 million and $31.7 million in the three and nine months ended

Advanced Medical Optics

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 27, 2002

RESULTS OF OPERATIONS (continued)

September 28, 2001, respectively. The $12.1 million decrease in net earnings for the three months ended September 27, 2002 is primarily the result of the $6.3 million decrease in operating income and the increase in non-operating expense partially offset by the decrease in the provision for income taxes.  The $14.6 million decrease in net earnings for the nine months ended September 27, 2002 is primarily the result of the increase in non-operating expenses and the decrease in operating income.  Net earnings for the nine months ended September 28, 2001 included a $0.4 million after-tax loss related to the adoption of SFAS No. 133 – “Accounting for Derivative Instruments and Hedging Activities.”

LIQUIDITY AND CAPITAL RESOURCES

Management assesses our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms.

Historically, we have generated cash from operations in excess of working capital requirements, and we expect to do so in the future. The net cash provided by operating activities was $80.3 million in the nine months ended September 27, 2002 compared to $42.5 million in the nine months ended September 28, 2001. Operating cash flow increased in the nine months ended September 27, 2002 compared to the nine months ended September 28, 2001 primarily as a result of improved management of inventory and an increase in accounts payable and accrued expenses and other liabilities, partially offset by lower net earnings and an increase in trade receivables and other assets.

Net cash used in investing activities was $19.3 million and $8.4 million in the nine months ended September 27, 2002 and September 28, 2001, respectively.  Expenditures for property, plant and equipment totaled $15.2 million and $4.2 million in the nine months ended September 27, 2002 and September 28, 2001, respectively. The 2002 expenditures are primarily comprised of improvements to our recently leased headquarters and also include expansion of manufacturing facilities and a variety of other projects designed to improve productivity.  We expect to invest a total of $17 million to $19 million in property, plant and equipment in 2002.  Expenditures for demonstration (demo) and bundled equipment, primarily phacoemulsification and microkeratome surgical equipment, were $3.7 million and $3.0 million in the nine months ended September 27, 2002 and September 28, 2001, respectively.  We maintain demo and bundled equipment to facilitate future sales of similar equipment and related products to our customers.  In addition to the property, plant and equipment expenditures, we expect to invest a total of $5.0 million to $6.0 million in demo and bundled equipment in 2002.  Expenditures for capitalized internal-use

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 27, 2002

LIQUIDITY AND CAPITAL RESOURCES (Continued)

software were $0.9 million and $2.1 million in the nine months ended September 27, 2002 and September 28, 2001, respectively.  We expect to invest a total of $2.0 million to $3.0 million in capitalized internal-use software in 2002.

Net cash used in financing activities was $6.0 million in the nine months ended September 27, 2002, which was comprised of $305.6 million of long-term debt borrowings offset by long-term debt repayments of $114.4 million and $197.2 million of net distributions to Allergan.  Net cash used in financing activities was $37.6 million in the nine months ended September 28, 2001, which was comprised of net distributions to Allergan.  Net transfers to Allergan ceased as of June 28, 2002 as a result of the spin-off.

As of the distribution date, we had incurred $300.0 million of debt with an estimated weighted average interest rate of 6.89%, including the benefit of interest rate swaps, resulting in incremental annual interest expense of approximately $18.8 million at current interest rates. As a result, we expect a related decrease in our cash flows from operations. We used approximately $258.1 million of these credit facilities to repay indebtedness borrowed from Allergan to purchase various assets from Allergan, make a distribution to Allergan in exchange for various assets contributed to us and repay a portion of Allergan’s debt assumed by us in connection with the spin-off.  We also entered into a new $35.0 million revolving credit facility to fund future capital expenditures and working capital, if needed.  At September 27, 2002, approximately $17.7 million of the $35.0 million revolving credit facility has been reserved to support letters of credit issued on our behalf.

A majority of cash generated from operations prior to June 28, 2002 was transferred to Allergan.  The net effect of these cash transfers has previously been reflected in the “Allergan, Inc. net investment” account in the equity section of our unaudited condensed consolidated balance sheets.

Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from some of our non-U.S. subsidiaries will result in additional tax costs.  However, these cash balances are generally available without legal restriction to fund ordinary business operations.

We believe that the net cash provided by our operating activities, supplemented as necessary with borrowings available under our revolving  credit facility and existing cash and equivalents, will provide sufficient resources to meet our working capital requirements, debt service and other cash needs over the next year.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 27, 2002

LIQUIDITY AND CAPITAL RESOURCES (Continued)

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

Foreign currency fluctuations.  Approximately 71% of our revenues for the nine months ended September 27, 2002 were derived from operations outside the United States and a significant portion of our cost structure is denominated in currencies other than the U.S. dollar.  Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

The impact of foreign currency fluctuations on sales was a $4.8 million increase and a $0.8 million decrease for the three and nine months ended September 27, 2002, respectively, and a $6.7 million decrease and a $23.4 million decrease for the three and nine months ended September 28, 2001, respectively.

Contractual obligations.  The following represents a list of our contractual obligations and commitments as of September 27, 2002:

	Payments Due by Year

(in millions)	2003	2004	2005	2006	2007	Thereafter	Total

Long-term debt	$1.0	1.0	1.0	1.0	48.0	245.0	$297.0
Lease obligations	$10.5	7.2	4.1	3.3	3.2	27.6	$55.9
IT services	$5.4	5.4	5.4	5.2	4.7	—	$26.1

Advanced Medical Optics

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a stand-alone company, we routinely monitor our risks associated with fluctuations in currency exchange rates and interest rates. We address these risks through controlled risk management that may include the use of derivative financial instruments to economically hedge or reduce these exposures. We do not expect to enter into financial instruments for trading or speculative purposes.  For all periods presented through June 28, 2002, we were considered in Allergan’s overall risk management strategy. As part of this strategy, Allergan managed its risks based on management’s judgment of the appropriate trade-off between risk, opportunity and costs. With respect to our risks, Allergan primarily utilized foreign currency option and forward contracts to economically hedge or reduce these exposures.

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

To ensure the adequacy and effectiveness of our interest rate and foreign exchange hedge positions, we continually monitor, from an accounting and economic perspective, our interest rate swap positions and foreign exchange forward and option positions, when applicable, both on a stand-alone basis and in conjunction with our underlying interest rate and foreign currency exposures.

Interest rate risk.  Our $297.0 million of debt is comprised solely of domestic borrowings. Thus, our interest expense will fluctuate with rate changes in the U.S.

We have entered into various interest rate swap agreements which effectively convert our interest rate on $150.0 million of the senior subordinated notes from a fixed rate to a floating rate and convert the interest rate on $50.0 million of our $97.0 million term credit facility borrowings from a floating rate to a fixed rate. At September 27, 2002, the fair value of $9.2 million of interest rate swaps qualifying as fair value hedges is included in “Other assets” in the accompanying unaudited condensed consolidated balance sheet.  An offsetting $9.2 million credit is included in long-term term debt as a fair value adjustment.  The fair value of $(1.9) million of the interest rate swap qualifying as a cash flow hedge is recorded in “Other liabilities” in the accompanying unaudited condensed consolidated balance sheet.

Advanced Medical Optics

On October 29, 2002, we realized the value of the interest rate swaps qualifying as fair value hedges.  We received approximately $10.4 million, a portion of which represented the net settlement of the accrued but unpaid amount between us and the banks.  The remaining amount will be recorded as an adjustment to the carrying amount of the senior subordinated notes as a premium and amortized over the remaining life of the notes.  We used $10 million of the cash proceeds to repay a portion of the term loan.

Advanced Medical Optics

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

Concurrently, we entered into a new interest rate swap agreement effective October 31, 2002 which converts the interest rate on $150.0 million of the senior subordinated notes from a fixed to a floating rate.

If interest rates were to increase or decrease by 0.125% for the year, annual interest expense would increase or decrease by approximately $246,000.

The tables below presents information about our cash equivalents and our debt obligations as of September 27, 2002 and December 31, 2001:

	September 27, 2002

	Maturing in						Total	Fair Market Value

	2003	2004	2005	2006	2007	Thereafter

	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$200,000	$200,000	$208,521
Weighted Average Interest Rate						9.25%	9.25%
Variable Rate	1,000	1,000	1,000	1,000	48,000	45,000	97,000	$97,000
Weighted Average Interest Rate	5.02%	5.02%	5.02%	5.02%	5.02%	5.02%	5.02%
Total Debt Obligations	$1,000	$1,000	$1,000	$1,000	$48,000	$245,000	$297,000	$305,521
Weighted Average Interest Rate	5.02%	5.02%	5.02%	5.02%	5.02%	8.47%	7.87%
INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Variable to Fixed	$—	$—	$50,000	$—	$—	$—	$50,000	$(1,868)
Average Pay Rate	—	—	3.74%	—	—	—	3.74%
Average Receive Rate	—	—	1.86%	—	—	—	1.86%
Fixed to Variable	$—	$—	$—	$—	$—	$150,000	$150,000	$9,171
Average Pay Rate	—	—	—	—	—	6.04%	6.04%
Average Receive Rate	—	—	—	—	—	9.25%	9.25%

Advanced Medical Optics

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

	December 31, 2001

	Maturing in						Total	Fair Market Value

	2002	2003	2004	2005	2006	Thereafter

	(in thousands, except interest rates)
ASSETS
Cash Equivalents:
Repurchase Agreements	$6,725	—	—	—	—	—	$6,725	$6,725
Weighted Average Interest Rate	1.59%	—	—	—	—	—	1.59%
LIABILITIES
Debt Obligations:
Fixed Rate (JPY)	—	$18,988	—	$37,830	—	—	$56,818	$59,063
Weighted Average Interest Rate	—	3.55%	—	1.85%	—	—	2.42%
Variable Rate (JPY)	18,988	18,991	—	—	—	—	37,979	37,979
Weighted Average Interest Rate	0.75%	0.58%	—	—	—	—	0.66%
Total Debt Obligations	$18,988	$37,979	—	$37,830	—	—	$94,797	$97,042
Weighted Average Interest Rate	0.75%	2.06%	—	1.85%	—	—	1.71%

Foreign currency risk.  Overall, we are a net recipient of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect our consolidated sales and gross margins as expressed in U.S. dollars.

From time to time Allergan, with respect to our currency risks, had entered into foreign currency option and foreign currency forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow our management to focus its attention on its core business issues and challenges. Through the end of 2002 and as part of the transitional services agreement, we will bear the costs and receive the benefits of Yen denominated foreign currency option contracts previously entered into by Allergan.

We may enter into various contracts which change in value as foreign exchange rates change to economically offset the effect of changes in the value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. Our policy will be to enter into foreign currency option and foreign currency forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year.

NEW ACCOUNTING STANDARDS

In April 2002, Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145) was issued.  SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  Upon adoption of SFAS No. 145, we will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal

Advanced Medical Optics

NEW ACCOUNTING STANDARDS (continued)

of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt.  SFAS No. 145 is effective for annual years beginning after May 15, 2002, with earlier adoption encouraged.  We have elected to early-adopt SFAS No. 145 during the quarter ended June 28, 2002.  The adoption of SFAS 145 did not have a material effect on our consolidated financial statements.

In July 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146) was issued.  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, we cannot determine the potential effects that adoption of SFAS No. 146 will have on our consolidated financial statements.

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES

Certain statements made by the Company in this report and in other reports and statements released by the Company constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as comments which express the Company’s opinions about trends and factors which may impact future operating results.  Disclosures which use words such as the Company “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from opinions and expectations.  Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its businesses including, without limitation, the factors discussed below:

•	WE HAVE A LIMITED HISTORY OPERATING AS AN INDEPENDENT COMPANY UPON WHICH YOU CAN EVALUATE US.

•

WE HAVE A SIGNIFICANT AMOUNT OF DEBT WHICH CONTAINS COVENANTS THAT MAY LIMIT OUR ACTIVITIES.  This level of debt could limit cash flows available for working capital, capital expenditures, acquisitions and other corporate purposes, could limit our ability to obtain additional financing and could limit our flexibility to react to competitive or other changes in our industry, and to economic conditions generally.  Our ability to comply with loan covenants and to repay or refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

•

OUR ABILITY TO ENGAGE IN ACQUISITIONS AND OTHER STRATEGIC TRANSACTIONS USING OUR STOCK IS SUBJECT TO LIMITATIONS BECAUSE OF THE FEDERAL INCOME TAX REQUIREMENTS FOR A TAX-FREE DISTRIBUTION.  In addition, our tax sharing agreement and contribution and distribution agreement with Allergan may limit our ability to use our stock for acquisitions and other similar strategic transactions.

•

WE MAY BE REQUIRED TO SATISFY CERTAIN INDEMNIFICATION OBLIGATIONS TO ALLERGAN, OR MAY NOT BE ABLE TO COLLECT ON INDEMNIFICATION RIGHTS FROM ALLERGAN.  Under the terms of the contribution and distribution agreement, we and Allergan have each agreed to indemnify each other from and after the distribution with respect to the indebtedness, liabilities and obligations retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities if called upon to do so, will depend upon the future financial strength of each of our companies. We cannot determine whether we will have to indemnify Allergan for any substantial obligations, and we do not have control over or clear visibility to the settlement of certain claims and lawsuits which require partial indemnification by AMO. We also cannot assure you that

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

if Allergan has to indemnify us for any substantial obligations, Allergan will have the ability to satisfy those obligations.

•

WE MAY BE RESPONSIBLE FOR FEDERAL INCOME TAX LIABILITIES THAT RELATE TO THE DISTRIBUTION OF OUR COMMON STOCK BY ALLERGAN.  Allergan has received a ruling from the Internal Revenue Service to the effect that the distribution qualified as a tax-free transaction.  If either AMO or Allergan breach representations to each other or to the Internal Revenue Service, or if AMO or Allergan take or fail to take, as the case may be, actions that result in the distribution failing to meet the requirements of a tax-free distribution pursuant to Section 355 of the Internal Revenue Code, the party in breach will indemnify the other party for any and all resulting taxes.  If we were required to pay any of the potential taxes described above, the payment would have a material adverse effect on our financial position.

•	WE FACE INTENSE COMPETITION AND OUR FAILURE TO COMPETE EFFECTIVELY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS.

•

OUR BUSINESS IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION.  Compliance with these regulations is expensive and time-consuming; and, if we fail to comply we may be subject to fines, injunctions and penalties that could harm our business.  Failure to obtain regulatory clearance or approvals of new products we develop, any limitations imposed by regulatory agencies on new product use or the costs of obtaining regulatory clearance or approvals could have a material adverse effect on our business, financial condition and results of operations.  In addition, if we or our subcontractors fail to comply with applicable manufacturing regulations, our business could be harmed.  Health care initiatives and other cost-containment pressures could cause us to sell our products at lower prices, resulting in less revenue to us.

•

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

•

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

•

WE CONDUCT A SIGNIFICANT AMOUNT OF OUR SALES AND OPERATIONS OUTSIDE OF THE UNITED STATES, WHICH SUBJECTS US TO ADDITIONAL BUSINESS RISKS, SUCH AS BUSINESS INTERRUPTION AND INCREASED COSTS, AND MAY CAUSE OUR PROFITABILITY TO DECLINE.  Our two manufacturing sites are located outside the continental United States, in Anasco, Puerto Rico and Hangzhou, China, and in 2001, we derived approximately $376 million, or 69% of our total revenue, from sales of our products outside of the United States.  In addition, in 2001 we derived approximately 25% of our net sales in Japan. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:  unexpected changes in foreign regulatory requirements; differing local product preferences and product requirements;  fluctuations in foreign currency exchange rates; political and economic instability; changes in foreign medical reimbursement and coverage policies and programs; diminished protection of intellectual property in some countries outside of the United States; trade protection measures and import or export licensing requirements; difficulty in staffing and managing foreign operations; differing labor regulations; and potentially negative consequences from changes in tax laws.

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations.  In addition, we are particularly susceptible to the occurrence of any of these risks in Japan due to our high concentration of sales in Japan.

•

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

•

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

•

OUR MANUFACTURING CAPACITY MAY NOT BE ADEQUATE TO MEET THE DEMANDS ON OUR BUSINESS.  We manufacture our products or contract with third parties to manufacture our products. Our products are manufactured in quantities sufficient to satisfy our current level of product sales. If we experience increases in sales, we will need to increase our production significantly beyond our present manufacturing capacity. Additionally, in June 2005 our manufacturing agreement with Allergan will terminate and we will be required to increase our manufacturing capacities or to contract with additional parties to manufacture our products. The process to transfer manufacturing of our products to new facilities is lengthy and requires regulatory approval. We cannot assure you that we can successfully increase our capacity on a profitable basis, complete the regulatory approval process in a timely manner, or contract with additional parties on terms acceptable to us, if at all. Any prolonged disruption in the operation of our manufacturing facilities or those of our third party manufacturers could materially harm our business. Furthermore, we cannot assure you that if we choose to scale-up our manufacturing operations, we will be able to maintain compliance with Food and Drug Administration or other regulatory standards.

Advanced Medical Optics, Inc.

Item 4.      Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Corporate Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, the Company’s President and Chief Executive Officer and Corporate Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

ADVANCED MEDICAL OPTICS, INC.

PART II - OTHER INFORMATION

Item 5.      Other Information

AMO’s Chief Executive Officer and Chief Financial Officer have each signed the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, which certifications accompany this filing in the form of correspondence to the Securities and Exchange Commission.

Item 6.      Exhibits and Reports on Form 8-K

•	Exhibits
10.1 First Amendment to 2002 Bonus Plan.

10.2 Information Technology Services Agreement between the Company and Siemens Business Services, Inc.*

•	Reports on Form 8-k

On July 1, 2002, the Company filed a Current Report on Form 8-K announcing the completion of the Company’s spin-off from Allergan, Inc. by way of a distribution of all shares of the Company to stockholders of Allergan on June 29, 2002.  Additionally, the Company announced that on June 24, 2002, the Company and Allergan entered into the Contribution and Distribution Agreement, Transitional Services Agreement, Employee Matters Agreement, Tax Sharing Agreement and Manufacturing Agreement described in the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 1, 2002, as amended.

* Confidential portions have been omitted and filed separately with the Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 8, 2002	ADVANCED MEDICAL OPTICS, INC.

/s/ RICHARD A. MEIER

Richard A. Meier (Principal Financial Officer)

/s/ ROBERT F. GALLAGHER

Robert F. Gallagher (Principal Accounting Officer)

CERTIFICATIONS

I, James V. Mazzo, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Advanced Medical Optics, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ JAMES V. MAZZO

President and Chief Executive Officer

I, Richard A. Meier, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Advanced Medical Optics, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ RICHARD A. MEIER

Corporate Vice President and Chief Financial Officer