Form 10-K
period 2002-12-31
ADVANCED MEDICAL OPTICS INC
filed 2003-03-14
CIK 1168335

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2002

Commission File No. 001-31257

ADVANCED MEDICAL OPTICS, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	33-0986820
(State of Incorporation)	(I.R.S. Employer Identification No.)

1700 E. St. Andrew Place, Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (714) 247-8200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each class registered

Common Stock, $0.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:
NONE

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

          The aggregate market value of the registrant’s voting stock held by non-affiliates was zero as of the last day of the second fiscal quarter, June 28, 2002, because Allergan, Inc. was our sole stockholder until June 29, 2002, the date of our spin-off.

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

          Common Stock outstanding as of January 31, 2003 – 28,748,553 shares (including 12,685 shares held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

          Part III incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on April 30, 2003, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2002.

PART I

ITEM 1.     BUSINESS

          We were incorporated in Delaware in October 2001 as a subsidiary of Allergan, Inc.  Allergan spun-off our company to its stockholders by way of a pro rata distribution of all of our shares of common stock on June 29, 2002.  As a result of our spin-off from Allergan, we are now an independent public company, and Allergan has no continuing stock ownership in us.

AMO Businesses

          We are a global leader in the development, manufacture and marketing of medical devices for the eye and eye care products.

Ophthalmic Surgical Product Line

          Our ophthalmic surgical products business develops, manufactures and markets medical devices for the cataract and refractive surgery markets.  We focus on three major segments of the cataract surgery market:

•	foldable intraocular lenses implanted in the lens capsule to restore sight;

•	phacoemulsification machines used to break-up the cloudy human lens prior to its replacement with an intraocular lens; and

•	related surgical accessories such as implantation systems, viscoelastics and disposables.

          Sales of our intraocular lenses (IOLs) represented approximately 34% of our total sales in 2002, 32% in 2001, and 29% in 2000.  Foldable intraocular lenses we market for small incision cataract surgery include the Array® multifocal silicone IOL; our line of monofocal silicone IOLs (PhacoflexII® SI-30NB®, SI-40NB®, and PhacoflexII®SI-55NB®); and the Sensar® acrylic IOL.  Our third-generation silicone intraocular lens is the ClariFlex® lens.  Both the ClariFlex® and Sensar® lenses have our patented OptiEdge™ square edge, with a design intended to reduce post-surgical posterior capsular opacification (PCO), the need for subsequent laser procedures, and the potential for unwanted glare and reflections following implantation.  Along with foldable intraocular lenses, we also market a series of insertion systems for each of our foldable lens models, referred to as The UnFolder® implantation systems.  These systems assist the surgeon in achieving controlled release of intraocular lenses.

          Phacoemulsification is a method of cataract extraction that uses ultrasound waves to break the natural lens into small fragments that can then be removed.  We currently market the Prestige®, AMO®Diplomax® and Sovereign® with WhiteStar™ phacoemulsification systems.  We also market AMO®Vitrax® and CoEase™ viscoelastics used to maintain the anterior chamber and protect endothelial cells during cataract surgery.  We have partnered with Allegiance Healthcare Corporation to provide custom surgical procedure packs to our U.S. and European customers.  And, we market and distribute the Injector Ring™ capsular tension rings in Europe that are manufactured by Corneal Laboratories.  Capsular tension rings are inserted into the capsular bag during cataract surgery and function to stabilize the capsular bag during placement of intraocular lenses.

          We compete in the refractive surgery market with the Amadeus™ microkeratome.  Surgeons use microkeratomes in LASIK procedures to cut a flap of corneal tissue that is folded back during the laser procedure and then folded back to its original position.  We are the exclusive worldwide distributor of the Amadeus™ microkeratome and SurePass® microkeratome blades, which are manufactured by SIS AG, Surgical Instrument Systems in Switzerland.  In addition, we market the Verisyse™ phakic intraocular lens in Europe, used in refractive surgery for the correction of hyperopia, myopia and astigmatism.  This lens is undergoing late-stage trials in the United States.  Once approved, we intend to market and distribute the lens globally, with exclusive marketing and distribution rights in the United States, Mexico, Canada and Japan.  We also have a co-marketing agreement with VISX Incorporated, which sells excimer laser systems for vision correction.

          In January 2003, we acquired from Optikon worldwide distribution rights to an AMO branded vitreal retinal system.  This system allows us to enter a new market segment for treatments for the back of the eye.

Eye Care Product Line

          We develop, manufacture and market a full range of products for use with most types of contact lenses.  These products include single-bottle multi-purpose cleaning and disinfecting solutions to destroy harmful microorganisms in and on the surface of contact lenses; daily cleaners to remove undesirable film and deposits from contact lenses; enzymatic cleaners to remove protein deposits from contact lenses; and contact lens rewetting drops to provide added wearing comfort.  Our leading brands include blink™, Complete®, Complete Blink-N-Clean®, Consept F®, Consept 1 Step®, Oxysept 1 Step®, UltraCare®, Ultrazyme® and Total Care® .  Complete®  products respresented approximately 20%, 19% and 17% of our total sales in 2002, 2001 and 2000, respectively.  Hydrogen peroxide-based solutions represented approximately 20%, 21% and 25% of our total sales in 2002, 2001 and 2000, respectively.

          Information concerning sales, operating earnings and assets attributable to each of our operating segments is set forth in Note 12 to the consolidated financial statements and are incorporated herein by reference.

Employee Relations

          At December 31, 2002, we employed approximately 1,960 persons throughout the world, including 441 in the United States.  None of our U.S.-based employees are represented by unions.  We consider our relations with our employees to be, in general, very good.

International Operations

          Sales in the United States were $151.3 million, $167.3 million and $178.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.  Our international sales have represented approximately $386.8 million, $375.8 million and $391.8 million for the years ended December 31, 2002, 2001 and 2000, or 72%, 69% and 69% of total sales, respectively.  Of those international sales, sales in Japan were $145.1 million, $137.3 million and $138.1 million for the years ended December 31, 2002, 2001 and 2000.  Our products are sold in over 60 countries.  Sales are attributed to the country where the customer resides.  Marketing activities are coordinated on a worldwide basis, and resident management teams provide leadership and infrastructure for introduction of new products in the local markets.

Sales, Marketing and Distribution

          Customers.  Our primary customers for our ophthalmic surgical products include surgeons who perform cataract surgeries, hospitals and ambulatory surgical centers.  The primary customers for our eye care products include optometrists, opticians, ophthalmologists and retailers that sell directly to consumers.  These retailers include mass merchandisers such as Wal-Mart, drug store chains, such as Walgreens, hospitals, commercial optical chains and food stores.  During 2002, no customer accounted for over 10% of our net sales.

          Sales and Marketing.  Our sales efforts and promotional activities with respect to our ophthalmic surgical products are primarily aimed at eye care professionals such as ophthalmologists who use our products.  Similarly, our sales and promotional efforts in lens care are primarily directed toward the practitioner, i.e., the optometrists, opticians and ophthalmologists.  In addition, we advertise in professional journals and have a direct mail program of descriptive product literature and scientific information that we provide to specialists in the ophthalmic field.  We have also developed training modules and seminars to update physicians regarding evolving technology.  We have utilized direct-to-consumer advertising of our eye care products and our Array® multifocal silicone intraocular lens.

          Recognizing the importance of our sales force’s expertise, we invest significant time and expense in providing training in such areas as product features and benefits.  Training for our ophthalmic surgical products sales force focuses on providing sales personnel with technical knowledge regarding the scope and characteristics of the products they are selling and developing skills in presenting and demonstrating those products.  In addition to providing product knowledge for communication to eye care practitioners, our eye care products sales force focuses on developing the necessary skills to sell to buyers for mass merchandisers and large drug store chains.  This sales force also seeks to develop relationships with eye care professionals who may purchase our products and recommend them to their patients.

          Each of our products is marketed under its brand name and our corporate name.  We have developed strong global brands through our marketing efforts.  In response to the different healthcare systems throughout the world, our sales and marketing strategy and organizational structure differ by region, with each region given relative autonomy in determining its own tactical marketing strategies.

          We also use third party distributors for the distribution of our products in smaller international markets.  No individual agent or distributor accounted for more than 10% of our net sales for the year ended December 31, 2002.

Research and Development

          Our long-term success is dependent on the introduction of new and innovative products in both the ophthalmic surgical and eye care businesses.  Our research and development strategy is to develop products for vision correction that are safe, effective, proprietary and address large unmet needs.  As we implement this strategy, we will seek to develop new products with measurable outcome benefits to customers, patients, clinicians and healthcare payors and providers.

          Research and development activities for our ophthalmic surgical business are focused on expanding our product portfolio for both cataract and refractive surgery.  Within cataract surgery, we have focused on three areas of opportunity to provide superior outcomes:

          •     Smaller incision surgery:  small incision surgery has been associated with less induced astigmatism, rapid stabilization of the wound and faster visual rehabilitation.

          •     Restoring accommodation following cataract surgery:  following cataract surgery, the eye may lose its ability to accommodate, or shift its field of focus.  As a result, the eye will attain a fixed point of focus.

          •     Reducing PCO following cataract surgery:  PCO is a clouding of the residual portion of the natural crystalline lens that occurs in some patients following cataract surgery.  Currently, treatment of moderate to severe PCO typically requires a laser procedure.

          Current projects include expansion of our multifocal Array® intraocular lens product offering by adding an OptiEdge™ design of the Sensar®lens as well as by adding an OptiEdge™ design to the existing silicone Array® offering.  Other projects include developing easier to use insertion systems for our foldable Sensar® and ClariFlex® intraocular lenses, and a new, more compact phacoemulsification system with advanced features.

          In addition to cataract surgery products, we are leveraging our expertise in intraocular lens implant technology to the areas of the surgical correction of vision.  These areas represent large unmet needs that are not addressed by current surgical procedures.  Products that are currently under development include refractive implants for correction of moderate to high myopia, moderate to high hyperopia and presbyopia.

          Our research and development efforts in the eye care business are aimed at developing proprietary systems that are effective and more convenient for customers to use, which we believe will result in a longer, more comfortable lens wear and higher rate of compliance with recommended lens care procedures.  Our efforts include seeking formulations that provide prolonged lubrication, improved protection against dryness and enhanced cleaning without irritation.  Our research and development efforts have resulted in the continued development of our flagship Complete® brand multi-purpose solution, with further advancements currently in development.

          We plan to supplement our research and development activities with a commitment to identifying and obtaining new technologies through in-licensing, technological collaborations and joint ventures, including the establishment of research relationships with academic institutions and individual researchers.

          We spent approximately $29.9 million in 2002, $29.0 million in 2001 and $29.9 million in 2000 on research and development.  We currently have approximately 150 employees dedicated to research and development.  We believe that the continuing introduction of new products supplied by our research and development efforts and in-licensing opportunities is critical to our success.  There are, however, inherent uncertainties associated with the research and development efforts and the regulatory process and we cannot assure you that any of our research projects will result in new products that we can commercialize.

Manufacturing

          We manufacture eye care products at our facility in Hangzhou, China, and we manufacture surgical products at our facility in Añasco, Puerto Rico.  In addition, as part of our separation from Allergan, we entered into an agreement with Allergan under which Allergan manufactures eye care products for us at Allergan’s facilities in Waco, Texas; Westport, Ireland; and Guarulhos, Brazil.  Under this agreement, Allergan also manufactures our ophthalmic surgical product, Vitrax®, at its Westport, Ireland facility.  The manufacturing agreement will terminate on June 29, 2005.  We are working to identify alternative sources for our products manufactured by Allergan, but the term of the manufacturing agreement may not be sufficient for us to either replace Allergan with a third party manufacturer or develop our own manufacturing capability in all of these regions.  If we are unable to replace Allergan in a timely manner, our business could be negatively impacted in a material way.

          We have historically, and currently plan to continue to, outsource the manufacture of our phacoemulsification equipment to third parties.  Each of ourPrestige®, Diplomax® and Sovereign® systems are manufactured by Zeiss Humphrey under a manufacturing and supply agreement, and each system is unique and has its own individual characteristics.  The manufacturing and supply agreement terminates in May 2005, but will automatically renew for a one year-period unless either party notifies the other of its intent not to renew the agreement nine months prior to the scheduled termination.  Pricing under the agreement was fixed during the first year and may be changed once during each subsequent year as a result of changes in volume or in material cost.  The markup and overhead amounts under the agreement will remain constant during the term of the agreement.  If Zeiss Humphrey were to cease manufacturing any of these systems for any reason, we cannot assure you that we would be able to replace it on terms favorable to us, or at all.

Raw Materials

          We use a diverse and broad range of raw materials in the design, development and manufacture of our products.  While we do produce some of our materials on-site at our manufacturing facilities, we purchase most of the materials and components used in manufacturing our products from external suppliers.  In addition, we purchase some supplies from single sources for reasons of quality assurance, sole source availability, cost effectiveness or constraints resulting from regulatory requirements.  Three of our chemicals are sole sourced.  However, we work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability.  Where we buy a material from one source and other sources are available, alternative supplier options are generally considered and identified, although we do not typically pursue regulatory qualification of alternative sources due to the strength of our existing supplier relationships and the time and expense associated with the regulatory process.  Although a change in suppliers could require significant effort or investment by us in circumstances where the items supplied are integral to the performance of our products or incorporate unique technology, we do not believe that the loss of any existing supply contract would have a material adverse effect on us.

Government Regulation and Other Matters

          United States.  Our products and operations are subject to extensive and rigorous regulation by the U.S. Food and Drug Administration.  The Food and Drug Administration regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses.  The Federal Trade Commission also regulates the advertising of our products.

          Under the Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes - Class I, Class II or Class III - depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness.  Our current products are Class I, II and III medical devices.

          Class I devices are those for which safety and effectiveness can be assured by adherence to a set of guidelines, which include compliance with the applicable portions of the Food and Drug Administration’s Quality System Regulation, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials, referred to as the general controls.  Some Class I, also called Class I reserved, devices also require premarket clearance by the Food and Drug Administration through the 510(k) premarket notification process described below.  Most Class I products, however, are generally exempt from the premarket notification requirements.

          Class II devices are those which are subject to the general controls and most require premarket demonstration of adherence to certain performance standards or other special controls (as specified by the Food and Drug Administration) and clearance by the Food and Drug Administration.  Premarket review and clearance by the Food and Drug Administration for these devices is accomplished through the 510(k) premarket notification procedure.  For most Class II devices, the manufacturer must submit to the Food and Drug Administration a premarket notification submission, demonstrating that the device is “substantially equivalent” to either:

•	a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted; or

•	to another commercially available, similar device which was subsequently cleared through the 510(k) process.

If the Food and Drug Administration agrees that the device is substantially equivalent, it will grant clearance to commercially market the device.  By regulation, the Food and Drug Administration is required to clear a 510(k) within 90 days of submission of the application.  As a practical matter, clearance often takes longer.  The Food and Drug Administration may require further information, including clinical data, to make a determination regarding substantial equivalence.  If the Food and Drug Administration determines that the device, or its intended use, is not “substantially equivalent,” the Food and Drug Administration will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill much more rigorous premarketing requirements, known as premarket approval.

          A Class III product is a product which has a new intended use or uses advanced technology that is not substantially equivalent to a use or technology with respect to a legally marketed device, or for which there is not sufficient information to establish performance standards or special controls to assure the device’s safety and effectiveness.  The safety and effectiveness of Class III devices cannot be assured solely by the general controls and the other requirements described above.  These devices almost always require formal clinical studies to demonstrate safety and effectiveness.

          Approval of a premarket approval application from the Food and Drug Administration is required before marketing of a Class III product can proceed.  The premarket approval application process is much more demanding than the 510(k) premarket notification process.  A premarket approval application, which is intended to demonstrate that the device is safe and effective, must be supported by extensive data, including data from preclinical studies and human clinical trials and existing research material, and must contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling.  Following receipt of a premarket approval application, once the Food and Drug Administration determines that the application is sufficiently complete to permit a substantive review, the Food and Drug Administration will accept the application for review.  The Food and Drug Administration, by statute and by regulation, has 180 days to review a filed premarket approval application, although the review of an application more often occurs over a significantly longer period of time, up to several years.  In approving a premarket approval application or clearing a 510(k) application, the Food and Drug Administration may also require some form of postmarket surveillance, whereby the manufacturer follows certain patient groups for a number of years and makes periodic reports to the Food and Drug Administration on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

          When Food and Drug Administration approval of a Class I, Class II or Class III device requires human clinical trials, and if the clinical trial presents a “significant risk” (as defined by the Food and Drug Administration) to human health, the device sponsor is required to file an investigational device exemption, or IDE, application with the Food and Drug Administration and obtain investigational device exemption approval prior to commencing the human clinical trial.  If the clincial trial is considered a “nonsignificant” risk, investigational device exemption submission to Food and Drug Administration is not required.  Instead, only approval from the Institutional Review Board overseeing the clinical trial is required, although the study is still subject to other provisions of the IDE regulation.  Human clinical studies are generally required in connection with approval of Class III devices and to a much lesser extent for Class I and II devices.  Clinical trials conducted abroad must also comply with local regulations.

          Continuing Food and Drug Administration Regulation.  After the Food and Drug Administration permits a device to enter commercial distribution, numerous regulatory requirements apply.  These include:

• the registration and listing regulation, which requires manufacturers to register all manufacturing facilities and list all medical devices placed into commercial distribution;

• the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

• labeling regulations;

• the Food and Drug Administration’s general prohibition against promoting products for unapproved or “off-label” uses; and

          •     the Medical Device Reporting regulation, which requires that manufacturers report to the Food and Drug Administration if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to reoccur.

Failure to comply with the applicable U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the Food and Drug Administration’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product applications, and criminal prosecution.

          Governmental Reimbursement.  In the United States, a significant percentage of the patients who receive our intraocular lenses are covered by the federal Medicare program.  When a cataract extraction with intraocular lens implantation is performed in an ambulatory surgical center, Medicare provides the ambulatory surgical center with a fixed facility fee that includes a recommended $150 allowance to cover the cost of the intraocular lens.  After the Centers for Medicare and Medicaid Services, or CMS (formerly the Health Care Financing Administration), awarded “new technology intraocular lens” status to our Array® multifocal intraocular lens in 2000, the reimbursement rate for our Array® multifocal intraocular lenses implanted in ambulatory surgical centers increased to $200 until May 2005.  When the procedure is performed in a hospital outpatient department, the hospital’s reimbursement is determined based on the cost of the hospital resources used blended with the cost of the IOLs.

          If implemented, price controls could materially and adversely affect our revenues and financial condition.  We cannot predict the likelihood or pace of any significant legislative action in these areas, nor can we predict whether or in what form health care legislation being formulated by various governments will be passed.  Medicare reimbursement rates are subject to change at any time.  We also cannot predict with precision what effect such governmental measures would have if they were ultimately enacted into law.  However, in general, we believe that legislative activity will likely continue, and the adoption of measures can have some impact on our business.

          International Regulation.  Internationally, the regulation of medical devices is also complex.  In Europe, our products are subject to extensive regulatory requirements.  The regulatory regime in the European Union for medical devices became mandatory in June 1998.  It requires that medical devices may only be placed on the market if they do not compromise safety and health when properly installed, maintained and used in accordance with their intended purpose.  National laws conforming to the European Union’s legislation regulate our intraocular lenses and contact lens care products under the medical devices regulatory system, rather than the more variable national requirements under which they were formerly regulated.  The European Union medical device laws require manufacturers to declare that their products conform to the essential regulatory requirements after which the products may be placed on the market bearing the CE marking.  The manufacturers’ quality systems for products in all but the lowest risk classification are also subject to certification and audit by an independent notified body.  In Europe, particular emphasis is being placed on more sophisticated and faster procedures for the reporting of adverse events to the competent authorities.

          In Japan, the regulatory process is equally complex.  Premarketing approval and clinical studies are required, as is governmental pricing approval for medical devices.  Clinical studies are subject to a stringent “Good Clinical Practices” standard.  Approval time frames from the Japanese Ministry, Health, Labor and Welfare (MHLW) vary from simple notifications to review periods of one or more years, depending on the complexity and risk level of the device.  In addition, importation into Japan of medical devices is subject to “Good Import Practices” regulations.  As with any highly regulated market, significant changes in the regulatory environment could adversely affect future sales.

In many of the other foreign countries in which we market our products, we are subject to regulations affecting, among other things:

•	product standards;

•	packaging requirements;

•	labeling requirements;

•	quality system requirements;

•	import restrictions;

•	tariff regulations;

•	duties; and

•	tax requirements.

Many of the regulations applicable to our devices and products in these countries are similar to those of the Food and Drug Administration.  In many countries, the national health or social security organizations require our products to be qualified before they can be marketed with the benefit of reimbursement eligibility.  To date, we have not experienced difficulty in complying with these regulations.

          Fraud and Abuse.  We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws, physician self-referral laws, and false claims laws.  Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, VA health programs and TRICARE.  We believe that our operations are in material compliance with such laws.  However, because of the far-reaching nature of these laws, we cannot assure you that we would not be required to alter one or more of our practices to be in compliance with these laws.  In addition, we cannot assure you that the occurrence of one or more violations of these laws would not result in a material adverse effect on our financial condition and results of operations.

          Anti-Kickback Laws.  Our operations are subject to federal and state anti-kickback laws.  Provisions of the Social Security Act, commonly known as the “Anti-Kickback Law,” prohibit entities, such as our company, from knowingly and willfully offering, paying, soliciting or receiving any form of remuneration in return for, or to induce:

•	the referral of persons eligible for benefits under a federal health care program, including Medicare, Medicaid, the VA health programs and TRICARE, or a state health program; or

•	the recommendation, arrangement, purchase, lease or order of items or services that are covered, in whole or in part, by a federal health care program or state health programs.

The Anti-Kickback Law may be violated when even one purpose, as opposed to a primary or sole purpose, of a payment is to induce referrals or other business.  Federal Regulations create a small number of “safe harbors.”  Practices which meet all the criteria of an applicable safe harbor will not be deemed to violate the statute; practices that do not satisfy all elements of a safe harbor do not necessarily violate the statute, although such practices may be subject to scrutiny by enforcement agencies.

          Violation of the Anti-Kickback Law is a felony, punishable by fines up to $25,000 per violation and imprisonment for up to five years.  In addition, the Department of Health and Human Services may impose civil penalties and exclude violators from participation in Medicare or state health programs.  This means that if a manufacturer is excluded, its products are not eligible for reimbursement by Medicare, Medicaid and other state and federal health care programs.  Many states have adopted similar prohibitions against payments intended to induce referrals to Medicaid and other third party payor patients that vary in scope and may apply regardless of whether a federal health care program is involved.

Environmental Matters

          Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the United States and foreign countries, including those relating to discharges of substances to the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants.  We believe we are currently in material compliance with such requirements and do not currently anticipate any material adverse effect on our business or financial condition as a result of our efforts to comply with such requirements.

          In the future, federal, state or local governments in the United States or foreign countries could enact new or more stringent laws or issue new or more stringent regulations concerning environmental and worker health and safety matters that could affect our operations.  Also, in the future, contamination may be found to exist at our current or former facilities or off-site locations where we have sent wastes.  We could be held liable for such newly-discovered contamination which could have a material adverse effect on our business or financial condition.  In addition, changes in environmental and worker health and safety requirements could have a material effect on our business or financial condition.

Competition

          The markets for our ophthalmic surgical device and eye care products are intensely competitive and are subject to rapid and significant technological change.  Companies within the ophthalmic surgical device market compete on technological leadership and innovation, quality and efficacy of products, relationships with eye care professionals and health care providers, breadth and depth of product offering, and pricing.  Companies within the eye care market compete primarily on recommendations from eye care professionals, customer brand loyalty, product quality and pricing.  We have numerous competitors in the United States and abroad, including, among others, large companies such as Alcon, Inc., a subsidiary of Nestle S.A.; Bausch & Lomb and its acquired businesses, Chiron Vision and Storz Ophthalmics; CIBA Vision Corporation, a unit of Novartis; Pharmacia Ophthalmics; Staar Surgical and Moria.  These competitors may develop technologies and products that are more effective or less costly than any of our current or future products or that could render our products obsolete or noncompetitive.  Some of these competitors have substantially more resources and marketing capabilities than we do.  In addition, the medical technology and device industry continues to experience consolidation, resulting in larger, more diversified companies than us.  Among other things, these consolidated companies can spread their research and development costs over much broader revenue bases than we can and can influence customer and distributor buying decisions.  Our inability to produce and develop products that compete effectively against those of our competitors could result in a material reduction in sales.

Patents, Trademarks and Other Intellectual Property

          Patents and other proprietary rights are important to the success of our business.  We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.  We protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to our proprietary information.

          We own over 1,000 issued patents and nearly 600 pending patent applications relating to aspects of the technology incorporated in many of our products.  The scope and duration of our proprietary protection varies throughout the world by jurisdiction and by individual product.  In particular, patents for individual products extend for varying periods of time according to the date a patent application is filed, the date a patent is granted and the term of patent protection available in the jurisdiction granting the patent.  Our proprietary protection often affords us the opportunity to enhance our position in the marketplace by precluding our competitors from using or otherwise exploiting our technology.

          We believe trademark protection is particularly important to the maintenance of the recognized brand names under which we market our products.  The scope and duration of our trademark protection varies throughout the world, with some countries protecting trademarks only as long as the mark is used, and others requiring registration of the mark and the payment of registration fees.  We own or have rights to material trademarks or trade names that we use in conjunction with the sale of our products, which include, among others, Advanced Medical Optics™, Allervisc®, Amadeus™, AMO®, Array®, blink™, Blink-n-Clean®, ClariFlex®, ComfortPLUS™, Complete®, Consept F®, Consept 1 Step®, Diplomax®, Injector Ring™, OptiEdge™, Oxysept 1 Step®, PhacoFlex® II SI30NB®, SI40NB®, and SI55NB®, Prestige®, Sensar®, Sovereign®, The Unfolder®, Total Care®, UltraCare®, Ultrazyme®, Verisyse™, Vitrax® and Whitestar™.  Generally, our products are marketed under one of these trademarks or brand names.  Prior to the spin-off and short transition period thereafter, our products were also marketed under the Allergan name.

          We are also a party to several license agreements relating to various of our products; however, we do not believe the loss of any one license would materially affect our business.

          We believe that our patents, trademarks and other proprietary rights are important to the development and conduct of our business and the marketing of our products.  As a result, we aggressively protect our intellectual property.  However, we do not believe that any one of our patents or trademarks is currently of material importance in relation to our overall sales.

Information Available on our Website

          Our Internet address is www.amo-inc.com.  We make available on our website, free of charge, our filings made with the SEC electronically, including those on Form 10-K, Form 10-Q, and Form 8-K, and any amendments to those filings.  Copies are available as soon as reasonably practicable after we have filed or furnished these documents to the SEC.

Our Agreements with Allergan

          As a result of the spin-off, we and Allergan operate independently of each other as separate public companies.  Neither we nor Allergan have any beneficial stock ownership interest in the other.  In connection with the spin-off, we entered into a contribution and distribution agreement with Allergan that, together with other ancillary agreements with Allergan, have facilitated our separation from Allergan.  These agreements continue to govern our relationship with Allergan subsequent to the spin-off and provide for the allocation of employee benefits, tax and other liabilities and obligations.  The material ancillary agreements include:

•	a transitional services agreement;

•	a manufacturing agreement;

•	an employee matters agreement; and

•	a tax sharing agreement.

The material agreements summarized below have been filed with the Securities and Exchange Commission.  The following summaries are qualified in their entirety by reference to the full text of such agreements.

Contribution and Distribution Agreement

          The contribution and distribution agreement governs the principal corporate transactions which were required to effect Allergan’s contribution of the optical medical device business to us, the subsequent distribution of our shares to Allergan’s stockholders and other agreements governing the relationship between Allergan and us. To effect the contribution, Allergan transferred to us all of the assets and liabilities of the optical medical device business.  All assets were transferred to us on an “as is,” “where is” basis.  Generally, neither we nor Allergan made any representations or warranties.

          Releases and Indemnification.  The contribution and distribution agreement provides for:

•	a release from Allergan and its affiliates to us and our affiliates; and

•

a release from us and our affiliates to Allergan and its affiliates of all liabilities existing or arising from all acts and events occurring before the spin-off.  The liabilities released or discharged do not include liabilities arising under or assigned by the contribution and distribution agreement or any ancillary agreement.

          We have agreed to indemnify Allergan, each of its affiliates and each of its and their respective directors, officers and employees, from all liabilities relating to:

•

our failure, the failure of any of our affiliates or the failure of any other person to promptly discharge any liabilities or obligations under any contracts associated with the optical medical device business;

•	the optical medical device business and the contributed assets or liabilities; and

•	any material breach by us or any of our affiliates of the contribution and distribution agreement or any of the other ancillary agreements.

Allergan has agreed to indemnify us, each of our affiliates and each of our and their respective directors, officers and employees from all liabilities relating to:

•

Allergan’s failure, the failure of any affiliate of Allergan, or the failure of any other person to promptly discharge any liabilities of Allergan or its affiliates, other than liabilities assumed by us in the contribution and distribution agreement;

•	the businesses retained by Allergan or any liability of Allergan or its affiliates, other than liabilities associated with the contribution of the optical medical device business; and

•	any material breach by Allergan or any of its affiliates of the contribution and distribution agreement or any of the other ancillary agreements.

The contribution and distribution agreement also specifies procedures with respect to third-party claims subject to indemnification and related matters.

          Contingent Liabilities and Contingent Gains.  The contribution and distribution agreement provides that we and Allergan will indemnify each other with respect to contingent liabilities relating to our respective businesses or otherwise assigned to each of us, subject to the sharing between us and Allergan of:

•	any contingent liabilities that do not primarily relate to any business of Allergan or to our business; and

•	specifically identified liabilities, other than taxes, which are dealt with in the tax sharing agreement.

          Allergan will assume the defense of, and may seek to settle or compromise, any third-party claim that is a shared contingent liability, and those costs and expenses will be included in the amount to be shared by us and Allergan.

          The contribution and distribution agreement provides that we have the exclusive right to any benefit received with respect to any contingent gain that primarily relates to our business or that is expressly assigned to us and Allergan has the exclusive right to any benefit received with respect to any contingent gain that primarily relates to its business or that is expressly assigned to it.

          Non-Competition and Non-Solicitation.  The contribution and distribution agreement prohibits us and Allergan from engaging in the other’s lines of business, or from acquiring a joint venture or equity interest in any entity that engages in the other’s line of business prior to June 29, 2005.  This prohibition on competition will cease to apply upon the occurrence of certain “change in control” transactions or certain merger transactions involving us or Allergan.  The contribution and distribution agreement also prohibits both us and Allergan from soliciting or recruiting the other party’s employees for a period of three years following the spin-off date, except as a result of an employee’s response to a general recruitment effort carried out through a public or general solicitation.

Transitional Services Agreement

          We have entered into a transitional services agreement with Allergan.  Under this agreement, Allergan provides to us, on a transitional basis, various services including:

•	facilities subleases;

•	access to research and development facilities and services;

•	general accounting, order entry, accounts receivable, travel, payroll and customer service;

•	operational support;

•	information technology services;

•	legal support services;

•	regulatory support services;

•	retail channel support; and

•	product promotion and distribution services.

We also agreed to provide to Allergan in specified foreign countries, on a transitional basis, various services including:

•	facilities subleases;

•	retail channel support;

•	general administrative and facilities support services; and

•	general accounting, order entry, accounts receivable, payroll and customer services.

          The agreed upon charges for these services are generally intended to allow the provider of the service to recover fully the allocated costs of providing the services, except that retail channel support will be provided on a commission basis.  We believe the terms and conditions of the transitional services agreement are no less favorable to us than those we could have obtained by negotiating at arms-length with an independent third party.  In general, the transitional services commenced on the spin-off date and expire no later than June 2003.  Some of the services relating to research and development and facilities, however, will be provided to us through June 2005.  We may terminate the agreement with respect to one or more of those services upon prior written notice.  Several of the services contemplated by the agreement have been terminated as of December 31, 2002.

Manufacturing Agreement

          Prior to the spin-off, we and Allergan entered into a manufacturing agreement pursuant to which Allergan will manufacture eye care products for us.  Under this manufacturing agreement, Allergan will also manufacture our ophthalmic surgical product, Vitrax®.  The manufacturing agreement terminates in June 2005.  However, if we are able to either build and obtain regulatory approval for new facilities or locate and obtain regulatory approval for third-party manufacturers to produce our products in these locations prior to the manufacturing agreement’s termination, we may elect to terminate the manufacturing agreement at such earlier time.  We have agreed to pay Allergan for these manufacturing services at a rate that will allow Allergan to recover its fully allocated costs, plus 10%.  We believe that the terms and conditions of the manufacturing agreement are no less favorable to us than those we could have obtained by negotiating at arms-length with an independent third party.

Employee Matters Agreement

          Prior to the spin-off, we and Allergan entered into an employee matters agreement to allocate liabilities and responsibilities relating to employee compensation, benefits plans and programs and other related matters.  Pursuant to the employee matters agreement, as of June 29, 2002, we generally assumed liability for all wages, salaries, welfare benefits, incentive compensation and other employee-related obligations and liabilities for all employees of Allergan (and their beneficiaries and dependents) that became our employees in connection with the spin-off, except as specifically provided in the employee matters agreement.

          Contingent Liabilities.  The employee matters agreement provides that we and Allergan share contingent liabilities (including worker’s compensation claims) that relate to events or circumstances occurring before the spin-off relating to current and former Allergan employees and our employees.  Allergan will assume the defense of, and may seek to settle or compromise, any third-party claim that is such a shared contingent liability, and those costs and expenses will be included in the amount to be shared by us and Allergan.

          Treatment of Allergan Options.  The employee matters agreement addressed the treatment of unvested outstanding options to acquire Allergan stock held by our employees.  Unvested options issued under the Allergan, Inc. 1989 Incentive Compensation Plan to Allergan employees who became our employees were cancelled and reissued under our 2002 Incentive Compensation Plan as options to acquire our common stock.  The reissued options retain approximately the same economic value as the related cancelled options.  The number of shares purchasable under each reissued option granted to our employees was determined by multiplying the number of shares of Allergan common stock that were subject to such employee’s cancelled stock option by a conversion ratio.  The conversion ratio was calculated by dividing the closing price of Allergan’s common stock reported on the New York Stock Exchange on the trading day prior to the spin-off date by the closing price of our common stock in the “when issued” trading market on that same day.  Fractional shares were rounded down to the nearest whole number of shares.  The exercise price of these reissued options was determined by dividing the exercise price of the cancelled option by the conversion ratio, rounded up to the nearest whole cent.  The aggregate intrinsic value of the options that were converted at the time of the spin-off remained approximately the same and the ratio of the relevant exercise price per share to the market value per share was not reduced.  All other terms and conditions of the converted stock options will remain substantially the same as those in effect prior to the spin-off.

Tax Sharing Agreement

          Prior to the spin-off, we entered into a tax sharing agreement with Allergan which governs Allergan’s and our respective rights, responsibilities and obligations after the spin-off with respect to taxes for any tax period ending before, on or after the spin-off.  Allergan generally is responsible for filing any tax and information returns required to be filed for Allergan’s business and our business for all tax periods ending on or before the spin-off and for certain tax periods beginning on or before and ending after the date of the spin-off.  We will prepare and file all tax returns required to be filed by us for all tax periods beginning after the spin-off and for certain tax periods beginning on or before and ending after the date of the spin-off.  Generally, Allergan will be liable for all pre-spin-off taxes except that we generally will indemnify Allergan for all pre-spin-off taxes attributable to our business for the current taxable year.  In addition, the tax sharing agreement provides that Allergan is generally liable for taxes that are incurred as a result of restructuring activities undertaken to effectuate the spin-off.

          If there are tax adjustments related to us arising after the spin-off date, which relate to a tax return filed by Allergan for a pre-spin-off period, we generally are not responsible for any increased taxes, but we would also not receive the benefit of any tax refunds.  In addition, we and Allergan agree to cooperate in any tax audits, litigation or appeals that involve, directly or indirectly, tax returns filed for pre-spin-off periods and to provide information related to such periods.

          We and Allergan have made representations to each other, and we and Allergan have made representations to the Internal Revenue Service, in connection with the private letter ruling that Allergan has received regarding the tax-free nature of the spin-off of our common stock by Allergan to its stockholders.  The tax sharing agreement also provides that if either we or Allergan breach either our representations to each other or the representations to the Internal Revenue Service, or if we or Allergan take or fail to take, as the case may be, actions that result in the spin-off failing to meet the requirements of a tax-free spin-off pursuant to Section 355 of the Internal Revenue Code, the party in breach will indemnify the other party for any and all resulting taxes.  In addition, we agreed that we will not enter into any transaction involving acquisitions of our stock or issuances of our stock for which there is any agreement, understanding, arrangement or substantial negotiations during the six month period following the spin-off, nor will we enter into any transaction involving acquisitions of our stock or issuances of our stock during the two year period following the spin-off which, in the aggregate, equal or exceed 15% of our outstanding stock, without, in either case:

•

a ruling from the Internal Revenue Service or an opinion from tax advisors that the proposed transaction will not cause the spin-off to fail to meet the requirements of a tax-free spin-off under Section 355(e) of the Internal Revenue Code; and

•	approval from Allergan of the proposed transaction.

Certain Factors and Trends Affecting AMO and Its Businesses

          Certain statements we made in this report and in other reports and statements released by us constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as comments which express our opinions about trends and factors which may impact future operating results.  Disclosures that use words such as we “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations.  Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by us about our businesses including, without limitation, the factors discussed below.

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

•

OUR ABILITY TO ENGAGE IN ACQUISITIONS AND OTHER STRATEGIC TRANSACTIONS USING OUR STOCK IS SUBJECT TO LIMITATIONS BECAUSE OF THE FEDERAL INCOME TAX REQUIREMENTS FOR A TAX-FREE SPIN-OFF.  In addition, our tax sharing agreement and contribution and distribution agreement with Allergan may limit our ability to use our stock for acquisitions and other similar strategic transactions.

•

WE MAY BE REQUIRED TO SATISFY CERTAIN INDEMNIFICATION OBLIGATIONS TO ALLERGAN, OR MAY NOT BE ABLE TO COLLECT ON INDEMNIFICATION RIGHTS FROM ALLERGAN.  Under the terms of the contribution and distribution agreement, we and Allergan have each agreed to indemnify each other from and after the spin-off with respect to the indebtedness, liabilities and obligations retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities, if called upon to do so, will depend upon the future financial strength of each of our companies. We cannot determine whether we will have to indemnify Allergan for any substantial obligations, and we do not have control over or clear visibility to the settlement of certain claims and lawsuits which require partial indemnification by AMO. We also cannot assure you that if Allergan has to indemnify us for any substantial obligations, Allergan will have the ability to satisfy those obligations.

•

WE MAY BE RESPONSIBLE FOR FEDERAL INCOME TAX LIABILITIES THAT RELATE TO THE DISTRIBUTION OF OUR COMMON STOCK BY ALLERGAN.  Allergan has received a ruling from the Internal Revenue Service to the effect that the spin-off qualified as a tax-free transaction.  If either AMO or Allergan breach representations to each other or to the Internal Revenue Service, or if AMO or Allergan take or fail to take, as the case may be, actions that result in the spin-off failing to meet the requirements of a tax-free spin-off pursuant to Section 355 of the Internal Revenue Code, the party in breach will indemnify the other party for any and all resulting taxes.  If we were required to pay any of the potential taxes described above, the payment would have a material adverse effect on our financial position.

•	WE FACE INTENSE COMPETITION AND OUR FAILURE TO COMPETE EFFECTIVELY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS.

•

OUR BUSINESS IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION.  Compliance with these regulations is expensive and time-consuming; and, if we fail to comply, we may be subject to fines, injunctions and penalties that could harm our business.  Failure to obtain regulatory clearance or approvals of new products we develop, any limitations imposed by regulatory agencies on new product use or the costs of obtaining regulatory clearance or approvals could have a material adverse effect on our business, financial condition and results of operations.  In addition, if we or our subcontractors fail to comply with applicable manufacturing regulations, our business could be harmed.  Health care initiatives and other cost-containment pressures could cause us to sell our products at lower prices, resulting in less revenue to us.

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

•

OUR EYE CARE BUSINESS COMPETES IN A MARKET THAT IS GROWING AT A FLAT RATE ON A NET GLOBAL BASIS, WHICH COULD MATERIALLY IMPACT OUR OPERATING RESULTS IF WE CANNOT TIMELY GENERATE NEW SOURCES OF REVENUE. We believe that revenue growth of the contact lens care market in international markets is offset by a larger decline in the U.S. market, resulting in flat growth on a net global basis in 2002 as compared to 2001.  Our contact lens care business is impacted by trends in the contact lens care market such as technological and medical advances in surgical techniques for the correction of vision impairment. Less expensive one-bottle chemical disinfection systems have gained popularity among soft contact lens wearers instead of peroxide-based lens care products, which historically have been our strongest family of lens care products. Also, the growing use and acceptance of daily and extended wear contact lenses and laser correction procedures, along with the other factors above, could have the effect of continuing to reduce demand for lens care products generally. We cannot assure you that we have established appropriate or sufficient marketing and sales plans to mitigate the effect of these trends upon our contact lens care business.  If we cannot timely generate new sources of revenue to offset any decline in revenues from these trends, our operating results will materially suffer.

•

WE CONDUCT A SIGNIFICANT AMOUNT OF OUR SALES AND OPERATIONS OUTSIDE OF THE UNITED STATES, WHICH SUBJECTS US TO ADDITIONAL BUSINESS RISKS, SUCH AS BUSINESS INTERRUPTION AND INCREASED COSTS, AND MAY CAUSE OUR PROFITABILITY TO DECLINE.  Our two manufacturing sites are located outside the continental United States, in Añasco, Puerto Rico and Hangzhou, China, and in 2002, we derived approximately $386.8 million, or 72% of our total revenue, from sales of our products outside of the United States.  In addition, in 2002 we derived approximately 27% of our net sales in Japan. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:  unexpected changes in foreign regulatory requirements; differing local product preferences and product requirements;  fluctuations in foreign currency exchange rates; political and economic instability; changes in foreign medical reimbursement and coverage policies and programs;

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

•

OUR MANUFACTURING CAPACITY MAY NOT BE ADEQUATE TO MEET THE DEMANDS OF OUR BUSINESS.  We manufacture our products or contract with third parties to manufacture our products. Our products are manufactured in quantities sufficient to satisfy our current level of product sales. If we experience increases in sales, we will need to increase our production significantly beyond our present manufacturing capacity. Additionally, in June 2005 our manufacturing agreement with Allergan will terminate and we will be required to increase our manufacturing capacities or to contract with additional parties to manufacture our products. The process to transfer manufacturing of our products to new facilities is lengthy and requires regulatory approval. We cannot assure you that we can successfully increase our capacity on a profitable basis, complete the regulatory approval process in a timely manner, or contract with additional parties on terms acceptable to us, if at all. Any prolonged disruption in the operation of our manufacturing facilities or those of our third party manufacturers could materially harm our business. Furthermore, we cannot assure you that if we choose to scale-up our manufacturing operations, we will be able to maintain compliance with Food and Drug Administration or other regulatory standards.

Item 2.     Properties

          Our principal executive offices are located in Santa Ana, California, in a facility subleased by us through July 2015.  We conduct our global operations in facilities that we own or lease or that we occupy under the terms of our transitional services agreement with Allergan.  We lease our primary research facilities, which are located in Santa Ana, California and Irvine, California.  Other material facilities include administrative facilities in Australia, Canada, France, Germany, Hong Kong, Ireland, Italy, Spain and the United Kingdom. We also have two facilities in Japan, one used for administration and research and development and the other used for warehousing.  We lease all of these facilities.  In addition, we operate two manufacturing facilities: one in Añasco, Puerto Rico, where we lease the land and the facility, and one in Hangzhou, China, where we own the facility but lease the land.

Item 3.     Legal Proceedings

          While we are involved from time to time in litigation arising in the ordinary course of business, including product liability claims, we are not currently aware of any actions against us or Allergan relating to the optical medical device business that we believe would materially adversely affect our business, financial condition or results of operations.  We may be subject to future litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products.  We operate in an industry susceptible to significant product liability claims.  Product liability claims may be asserted against us in the future arising out of events not known to us at the present time.  Under the terms of the contribution and distribution agreement effecting our spin-off, Allergan agreed to assume responsibility for, and to indemnify us against, all current and future litigation relating to its retained businesses and we agreed to assume responsibility for, and to indemnify Allergan against, all current and future litigation related to the optical medical device business.

Item 4.     Submission of Matters to a Vote of Security Holders

          We did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

          Dividends. We have never declared or paid any cash dividends on our common stock or any of our securities.  We do not expect to pay cash dividends on our capital stock in the foreseeable future.  We intend to retain our future earnings to fund the development and growth of our business.  In addition, our senior credit facility prohibits our ability to pay cash dividends.

          Market Information.  The following table shows the quarterly price range of our common stock during the periods listed.  Our common stock began trading on the New York Stock Exchange on July 1, 2002 as an independent company.

2002

Calendar Quarter	Low	High

Third	$7.70	$10.78
Fourth	$8.21	$12.08

          Our common stock is listed on the New York Stock Exchange and is traded under the symbol “AVO.”  The closing price of our common stock was $12.48 on March 6, 2003.

          The approximate number of stockholders of record was 6,375 as of January 31, 2003.

          Securities Authorized for Issuance under Equity Compensation Plans.  Please see our disclosure in the subsection of our Proxy Statement entitled “Equity Compensation Plans Approved by Stockholders,” which disclosure is incorporated herein by reference.

Item 6.     Selected Financial Data

          The following table sets forth selected financial data as of and for each of the years in the five-year period ended December 31, 2002, which has been derived from our audited consolidated financial statements as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2002, 2001, 2000 and 1999 and from our unaudited consolidated financial statements as of December 31, 1999 and 1998 and for the year ended December 31, 1998.  After December 31, 2001, goodwill is no longer amortized.  Goodwill amortization was $9.0 million, $9.3 million, $9.2 million and $8.9 million in the years ended December 31, 2001, 2000, 1999 and 1998, respectively.

          In our opinion, the information derived from our unaudited consolidated financial statements is presented on a basis consistent with the information in our audited consolidated financial statements.  The selected financial data may not be indicative of the results of operations or financial position that we would have obtained if we had been an independent company during the periods presented.  We do not believe the declining net sales trend is indicative of our future results as Allergan’s management had shifted its focus and efforts to its specialty pharmaceutical business over the past several years.

	For the Year Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Statement of Operations:
Net sales	$538,087	$543,095	$570,573	$577,644	$545,715
Cost of sales	204,338	212,090	231,426	236,002	236,481

Gross margin	333,749	331,005	339,147	341,642	309,234

Selling, general and administrative	235,977	222,885	241,047	255,666	226,246
Research and development	29,917	28,990	29,878	27,765	27,674
Restructuring/impairment charge (reversal)	—	—	(2,237)	(6,527)	50,997

Operating income	67,855	79,130	70,459	64,738	4,317
Interest expense	13,764	3,302	3,625	6,500	6,092
Loss (gain) on investments, net	3,935	793	(231)	—	—
Unrealized loss (gain) on derivative instruments	3,199	(1,294)	—	—	—
Other, net	2,385	385	(1,135)	441	3,254

Earnings (loss) before income taxes	44,572	75,944	68,200	57,797	(5,029)
Provision (benefit) for income taxes	18,662	20,594	19,020	13,347	(1,454)

Earnings (loss) before cumulative effect of change in accounting principle	25,910	55,350	49,180	44,450	(3,575)
Cumulative effect of change in accounting principle, net of $160 of tax	—	(391)	—	—	—

Net earnings (loss)	$25,910	$54,959	$49,180	$44,450	$(3,575)

	As of December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Balance Sheet Data:
Cash and equivalents	$80,578	$6,957	$12,641	$2,250	$1,524
Current assets	274,494	210,552	228,942	234,538	212,692
Total assets	463,206	377,466	404,655	436,532	420,566
Current liabilities	108,204	85,551	87,165	113,177	74,533
Long term debt, net of current portion	277,559	75,809	100,364	83,232	86,987

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis presents the factors that had a material effect on AMO’s cash flows and results of operations during the three years ended December 31, 2002, and the Company’s financial position at that date.  This discussion and analysis should be read in conjunction with the historical consolidated financial statements of AMO and related notes thereto included elsewhere in this Form 10-K.

Overview

          AMO is a global leader in the development, manufacture and marketing of medical devices for the eye and contact lens care products.  Our products in the ophthalmic surgical market include intraocular lenses, phacoemulsification systems, viscoelastics and surgical packs used in cataract surgery, and microkeratomes used in refractive surgery.  Our eye care products include disinfecting solutions to destroy harmful microorganisms in and on the surface of contact lenses, daily cleaners to remove undesirable film and deposits from contact lenses, enzymatic cleaners to remove protein deposits from contact lenses and lens rewetting drops to provide added wearing comfort.

          We have operations in approximately 20 countries and sell our products in approximately 60 countries. As part of Allergan, we had organized our operations into four regions: North America, Latin America, Asia Pacific and Europe. Operations for the Europe Region included sales to customers in Africa and the Middle East, and operations in the Asia Pacific Region included sales to customers in Australia and New Zealand. Since the spin-off, we have organized our operations into three regions:

•	Americas (North and South America);
•	Europe, Africa and Asia Pacific (excluding Japan, but including Australia and New Zealand); and
•	Japan.

Separation from Allergan

          Allergan spun-off its existing optical medical device business by contributing all of the assets related to the two business lines that comprise the optical medical device business to us and distributing all of our outstanding shares of stock to its stockholders. We had no material assets, liabilities or activities as a separate corporate entity until Allergan’s contribution to us of the optical medical device business. The contribution of assets and distribution to Allergan stockholders was completed on June 29, 2002. As a result of the spin-off, we are an independent public company and, Allergan no longer maintains any stock ownership in us.

          Allergan did not account for our business on the basis of separate legal entities, subsidiaries, divisions or segments. The accompanying consolidated financial statements through June 28, 2002 include those assets, liabilities, revenues and expenses directly attributable to our operations and allocations of certain Allergan corporate assets, liabilities and expenses. These amounts have been allocated on a basis that was considered by Allergan management to reflect most fairly or reasonably the utilization of the services provided to us or the benefit obtained by us.  All material intercompany balances have been eliminated. The financial information included herein does not necessarily reflect what the financial position and results of our operations would have been had we operated as a stand-alone public entity during all pre-spinoff periods presented, and may not be indicative of our future operations or financial position.

          As part of Allergan, we historically participated in various Allergan administered functions including shared services surrounding selling, general and administrative expenses, retirement and other post-retirement benefit plans, income taxes and cash management. Our allocated portion of the expenses for these services are included in selling, general and administrative expenses in our consolidated statements of earnings. For the years ended December 31, 2002 (through June 28, 2002), 2001 and 2000, these allocated expenses were $23.2 million, $34.0 million, and $40.8 million, respectively.

          Our income historically has been included in consolidated income tax returns filed by Allergan, and most of the related income taxes have been paid by Allergan. Allergan has managed its tax position for the benefit of its entire portfolio of businesses. Allergan’s tax methodologies and elections are not necessarily reflective of the tax methodologies and elections that we would have followed or will follow as a stand-alone company. Our income tax expense has been recorded as if we filed tax returns separate from Allergan.

          Cash and equivalents consist of cash in banks, money market mutual funds and repurchase agreements with financial institutions with original maturities of 90 days or less. Prior to the spin-off, we had participated in a centralized cash management program administered by Allergan. Cash and equivalents at December 31, 2001 include only those amounts that were to be considered part of our operations upon spin-off.

          Prior to the spin-off, we entered into several agreements with Allergan in connection with, among other things, transitional services, employee matters, manufacturing and tax sharing.

          The transitional services agreement sets forth charges generally intended to allow Allergan to fully recover the allocated costs of providing the services, plus all out-of-pocket costs and expenses, except that we pay to Allergan a commission related to our products that are sold by them during the transition period. We recover costs from Allergan in a similar manner for services provided by us.

          Under the manufacturing agreement, Allergan manufactures certain of our eye care products and VITRAX® viscoelastics for a period of up to three years from the date of the spin-off. We purchase these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. During 2002 (subsequent to the spin-off), we purchased $31.8 million of product from Allergan.  We are currently pursuing alternative manufacturing sources.  If we are unable to either build or obtain regulatory approvals for new facilities or locate and obtain regulatory approvals for third party manufacturers to produce our products in a timely fashion, our business may be materially harmed.

          The tax sharing agreement governs Allergan’s and our respective rights, responsibilities and obligations with respect to taxes for any tax period ending before, on or after the spin-off.  Generally, Allergan is liable for all pre-spin-off taxes except that we will indemnify Allergan for all pre-spin-off taxes attributable to our business for the current taxable year.  In addition, the tax sharing agreement provides that Allergan is liable for taxes that are incurred as a result of restructuring activities undertaken to effectuate the spin-off.

          We and Allergan have made representations to each other and to the Internal Revenue Service in connection with the private letter ruling that Allergan has received regarding the tax-free nature of the spin-off of our common stock by Allergan to its stockholders.  If either we or Allergan breach our representations to each other or to the Internal Revenue Service, or if we or Allergan take or fail to take, as the case may be, actions that result in the spin-off failing to meet the requirements of a tax-free spin-off pursuant to Section 355 of the Internal Revenue Code, the party in breach will indemnify the other party for any and all resulting taxes.

Critical Accounting Policies

Revenue and Accounts Receivable

          We recognize revenue from product sales when title and risk of loss transfer to the customer, with the exception of intraocular lenses, which are generally distributed on a consignment basis and recognized as revenue upon implantation in a patient. We generally permit returns of product from a customer if the product is returned in a timely manner, in good condition, and through the normal channels of distribution. Return policies in certain international markets can be more stringent and are based on the terms of contractual agreements with customers. Allowances for returns are provided for based upon an analysis of our historical patterns of returns matched against the sales from which they originated. Historically, product returns have been within the amounts reserved.

          The allowance for doubtful accounts is determined by analyzing specific customer accounts and assessing the risk of uncollectibility based on insolvency, disputes or other collection issues.  In addition, we routinely analyze the different receivable aging categories and establish reserves based on the length of time receivables are past due.

Inventories

          Inventories are valued at the lower of first-in, first-out cost or market.  On a regular basis, we evaluate inventory balances for excess quantities and obsolescence by analyzing estimated demand, inventory on hand, sales levels and other information.  Based on these evaluations, inventory balances will be reduced, if necessary.

Deferred Taxes

          We account for income taxes using the asset and liability method, which recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  We regularly review historical and anticipated future pre-tax results of operations to determine whether we will be able to realize the benefit of net deferred tax assets.

Comparing Fiscal Years Ended December 31, 2002, 2001 and 2000

          Net sales. The following table sets forth, for the periods indicated, net sales by major product line.

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Ophthalmic surgical	$270,395	$253,143	$248,773
Eye care	267,692	289,952	321,800

Total net sales	$538,087	$543,095	$570,573

U.S.	28.1%	30.8%	31.3%
International (excluding U.S.)	71.9%	69.2%	68.7%

          Net sales for 2002 decreased by $5.0 million or 0.9%, to $538.1 million in 2002 from $543.1 million in 2001.  The decrease in net sales in 2002 compared to 2001 was the result of a decrease in sales of our private-label eye care products partially offset by an increase in sales of our ophthalmic surgical products. Foreign currency fluctuations in 2002 increased sales by $5.2 million, or 0.9%, as compared to average rates in effect in 2001.

          Global sales of our ophthalmic surgical products increased by $17.3 million, or 6.8%, from 2001 to 2002.  Sales of our ophthalmic surgical products in the United States increased $1.2 million, or 1.2%, between 2001 and 2002, primarily due to growing acceptance of the SOVEREIGN® with WHITESTAR™ technology, our technologically advanced phacoemulsification system, and the higher growth associated with SENSAR® acrylic intraocular lens.  International sales of our ophthalmic surgical products increased by $16.1 million, or 10.6%, between 2001 and 2002 primarily due to sales increases in phacoemulsification equipment and the SENSAR® acrylic intraocular lens and favorable foreign currency changes, which were partially offset by a sales decrease in silicone intraocular lenses.  At constant currency rates, international ophthalmic surgical sales increased by $12.9 million, or 8.6%, between 2001 and 2002.  We believe that global sales of ophthalmic surgical products will continue to grow due to increased sales of our SOVEREIGN® with WHITESTAR™ phacoemulsification systems and the SENSAR® and the CLARIFLEX® intraocular lenses, both with the OPTIEDGE™ design.  Additionally, the two new UNFOLDER® insertion devices launched in late 2002 should favorably impact sales of our foldable acrylic and silicone lenses.

          Global sales of our eye care products decreased by $22.3 million, or 7.7%, from 2001 to 2002.  Sales of our eye care products in the United States decreased $17.2 million, or 26.7%, between 2001 and 2002, primarily due to management’s decision to exit the lower-margin sales of private-label eye care products.  International sales of our eye care products decreased by $5.1 million, or 2.2%, between 2001 and 2002 primarily due to the decrease in private-label sales partially offset by an increase in sales of our COMPLETE® branded products as compared to 2001.  At constant currency rates, international eye care sales decreased by $7.1 million, or 3.1%, between 2001 and 2002.  In the future, we expect the impact of reduced private-label product sales will be offset by continued growth in sales of our COMPLETE® branded products.

          Net sales for 2001 decreased by $27.5 million, or 4.8%, to $543.1 million in 2001 from $570.6 million in 2000. At constant currency rates, sales increased by $0.7 million in 2001 compared to 2000. At constant currency rates, the increase in net sales in 2001 compared to 2000 was the result of an increase in sales of our ophthalmic surgical products, offset by a decrease in sales of our eye care products. Foreign currency fluctuations in 2001 decreased sales by $28.2 million, or 4.9%, as compared to average rates in effect in 2000.

          Global sales of our ophthalmic surgical products increased by $4.4 million, or 1.8%, from 2000 to 2001. In the United States, sales of our ophthalmic surgical products decreased $1.6 million, or 1.6%, while internationally, sales of our ophthalmic surgical products increased $6.0 million or 4.2% over the same period. At constant currency rates, international sales of our ophthalmic surgical products increased $16.9 million, or 12.0%. This increase was primarily attributable to sales increases in the SENSAR® acrylic intraocular lens and AMADEUS™ microkeratome, offset in part by sales decreases in PMMA intraocular lenses, silicone intraocular lenses and phacoemulsification equipment. International sales of our ophthalmic surgical products in 2001 were negatively impacted primarily by the weakening of the Japanese yen and the euro versus the dollar, representing a $10.9 million, or 7.6%, unfavorable currency impact.

          Global sales of our eye care products decreased by $31.8 million, or 9.9%, from 2000 to 2001. Sales of our eye care products in the United States decreased $9.8 million, or 13.3%, between 2000 and 2001, primarily due to a decrease in sales of private-label multi-purpose systems, peroxide-based disinfection systems, and ancillary products. International sales of our eye care products decreased $22.0 million, or 8.9%, between 2000 and 2001 primarily as a result of the weakening Japanese yen and euro versus the dollar, which represented $17.3 million of the decrease in international sales. At constant currency rates, international eye care sales decreased $4.7 million, or 1.9%, primarily attributable to the decrease in sales of peroxide-based disinfection and ancillary products partially offset by an increase in sales of our COMPLETE® branded products.

          The following table sets forth, for the periods indicated, net sales by geographic region:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
United States	$151,283	$167,280	$178,764
Europe/Africa/Asia Pacific	217,779	208,370	220,713
Japan	145,135	137,287	138,053
Other	23,890	30,158	33,043

Total net sales	$538,087	$543,095	$570,573

          We organize our operations into three regions: the Americas, which is comprised of North and South America, Europe/Africa/Asia Pacific and Japan.

          The U.S. information is presented separately as it is our headquarters country, and U.S. sales represented 28.1%, 30.8% and 31.3% of total net sales in 2002, 2001, and 2000, respectively. Additionally, sales in Japan represented 27.0%, 25.3%, and 24.2% of total net sales in 2002, 2001 and 2000, respectively. No other country, or any single customer, generated over 10% of total net sales in any of these years.

          Net sales in the United States decreased $16.0 million in 2002 as compared to 2001. Net sales in Europe/Africa/Asia Pacific increased $9.4 million in 2002 as compared to 2001 including the favorable impact of $10.3 million primarily from the strengthening of the euro versus the dollar. Net sales in Japan for 2002 increased $7.8 million including the negative impact of $3.5 million from the weakening of the Japanese yen versus the dollar. Net sales in the Other geographic segment for 2002 decreased by $6.3 million as compared to 2001 primarily due to reduced sales in Latin America.

          Net sales in the United States decreased $11.5 million in 2001 as compared to 2000. Net sales in Europe/Africa/Asia Pacific decreased $12.3 million including the negative impact of $7.8 million primarily from the weakening of the euro versus the dollar in 2001 as compared to 2000. Net sales in Japan decreased $0.8 million including the negative impact of $17.8 million from the weakening of the Japanese yen versus the dollar in 2001 as compared to 2000. Net sales in the Other geographic segment for 2001 decreased by $2.9 million as compared to 2000 primarily due to a $2.6 million decrease resulting from the weakening of the Brazilian real versus the dollar.

          For additional information relating to our geographic operating segments, including operating income or loss and total assets, see Note 12 of Notes to Consolidated Financial Statements.

          Income and expenses. The following table sets forth certain statement of earnings items as a percentage of net sales:

	Year Ended December 31,

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	38.0	39.1	40.6

Gross margin	62.0	60.9	59.4
Other operating costs and expenses:
Selling, general and administrative	43.8	41.0	42.2
Research and development	5.6	5.3	5.2
Restructuring charge reversal	—	—	(0.4)

Operating income	12.6	14.6	12.4
Loss on investments, net	(0.7)	(0.1)	—
Unrealized (loss) gain on derivative instruments	(0.6)	0.2	—
Other non-operating expense, net	(3.0)	(0.7)	(0.4)

Earnings before income taxes	8.3%	14.0%	12.0%

Net earnings	4.8%	10.1%	8.6%

          Gross margin. Our gross margin increased as a percent of net sales by 1.1 percentage points from 60.9% in 2001 to 62.0% in 2002 and by 1.5 percentage points from 59.4% in 2000 to 60.9% in 2001.  Our gross margin in 2002 was negatively impacted by the June 2002 write-off of $2.6 million of inventory deemed unusable due to our spin-off from Allergan.  The increase in gross margin as a percent of net sales in 2002 as compared to 2001 was primarily the result of decreased sales of low margin private-label products and a change in product sales mix to higher margin surgical products, including the SENSAR® and CLARIFLEX® intraocular lenses. In 2003, we expect our eye care product gross margin percentage to be slightly reduced by the full year impact of our manufacturing agreement with Allergan, partially offset by improved ophthalmic surgical product gross margins. The increase in gross margin as a percent of net sales in 2001 as compared to 2000 was primarily the result of higher gross margins achieved on sales of eye care products, partially offset by a change in product sales mix to lower margin surgical products.

          Selling, general and administrative. Selling, general and administrative expenses increased as a percent of net sales by 2.8 percentage points to 43.8% in 2002 from 41.0% in 2001. The percentage increase in 2002 was primarily the result of increased general and administrative expenses incurred in preparation for the spin-off and as we began operations as an independent public company partially offset by lower selling expenses and a reduction in goodwill amortization of $9.0 million.  Beginning in 2002, we no longer amortize goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Selling, general and administrative expenses decreased as a percent of net sales by 1.2 percentage points to 41.0% in 2001 from 42.2% in 2000. This decrease was the result of a dollar and percentage of sales decrease in promotion related expenses including samples and in general and administrative expenses.

          Research and development. Research and development expenses increased as a percent of net sales by 0.3 percentage points to 5.6% in 2002 from 5.3% in 2001. Research and development spending increased in 2002 as a result of an increase in spending for research efforts in the ophthalmic surgical business, partially offset by a decrease in research and development spending for the eye care business. Our increased investment in the ophthalmic surgical business resulted in the successful launch of two new intraocular lens insertion devices, the SILVER Z™ and the EMERALD T™, and the successful European launch of the VERISYSE™ phakic intraocular lens for the correction of hyperopia, myopia and astigmatism. We also expect to launch our new SOVEREIGN® COMPACT™ phacoemulsification system in 2003. Research and development expenses as a percent of net sales were comparable in 2001 and 2000.

          Non-operating expense. Non-operating expense was $23.3 million, $3.2 million and $2.3 million in 2002, 2001 and 2000, respectively. We recorded an unrealized loss on derivative instruments of $3.2 million in 2002 compared to an unrealized gain of $1.3 million in 2001. We recorded as “unrealized loss (gain) on derivative instruments” the mark to market adjustments on the outstanding foreign currency options which we entered into or were allocated as part of Allergan’s overall risk management strategy to reduce the volatility of expected earnings in currencies other than U.S. dollar. 2002 includes a $3.9 million charge for the permanent impairment of two equity investments and early debt extinguishment costs of $3.5 million associated with the prepayment of debt in Japan in June 2002.  As of December 31, 2002, we have no other equity investments.  Interest expense increased $10.5 million in 2002 compared with 2001 primarily due to the $300.0 million of debt incurred just prior to the spin-off.

          Income taxes. The effective tax rate in 2002 was 41.9%, up from the 27.1% effective tax rate in 2001. The increase in 2002 was primarily attributable to the provision of U.S. federal and state income taxes and foreign withholding taxes on the portion of undistributed earnings of non-U.S. subsidiaries expected to be remitted, which was not provided for in the prior year.  Effective June 29, 2002, income taxes are provided on taxable income at the statutory rates applicable to such income.

          In accordance with Emerging Issues Task Force Issue No. 94-10, “Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders under FASB Statement No. 109,” we established deferred tax assets of approximately $17.5 million through a credit to equity for all differences resulting from the spin-off in the financial reporting and tax bases of certain assets and liabilities.  These differences occurred in jurisdictions where the transfer of assets and liabilities to us in the spin-off was deemed to be a taxable transaction.  In such situations, the tax bases were adjusted to reflect the fair market value of the assets and liabilities on the spin-off date whereas the financial reporting bases were unchanged.

          Our effective tax rate in 2001 was 27.1%, down from the 27.9% effective tax rate in 2000. The decrease in 2001 was primarily attributable to the changes in the valuation allowance on deferred tax assets that were realized in 2001, partially offset by a shift in the mix of earnings from lower tax rate jurisdictions in Ireland and Puerto Rico to higher tax rate jurisdictions, primarily in the United States and Japan.

          As a result of an improvement in profitability in Japan in 2001, we were able to utilize $2.7 million of our net operating loss carryforward benefit to offset taxes currently payable and realize the benefits associated with $6.3 million of deferred tax assets in Japan, for which we previously had established a valuation allowance. Previously, management did not believe that realization of these benefits was “more likely than not,” and had provided a $9.0 million valuation allowance for these deferred tax assets in prior years. In 2001, we determined, based solely on our judgment, that realization of the deferred tax assets of $6.3 million had become “more likely than not” and, accordingly, we reversed the valuation allowance previously established. As a result of the realization of these deferred tax assets, our valuation allowance on deferred tax assets and our income tax expense were reduced, and our net earnings were increased, by approximately $9.0 million in 2001. We do not anticipate that our future provision for income taxes will include tax benefits similar to those recognized in 2001.

          We believe our future effective income tax rate will remain higher than our 2001 and 2000 effective tax rates due to our mix of domestic and international taxable income or loss and the various tax and treasury strategies that we implement, including a determination of our policy regarding the repatriation of future accumulated foreign earnings. We expect our effective tax rate to be between 38% and 40% in 2003.

          Net earnings. Net earnings were $25.9 million in 2002 compared to $55.0 million in 2001. The $29.1 million decrease in net earnings in 2002 is primarily the result of the $11.3 million decrease in operating income and an increase in non-operating expense of $20.1 million, partially offset by a decrease in income tax expense of $1.9 million.

          Net earnings were $55.0 million in 2001 compared to $49.2 million in 2000. The $5.8 million increase in 2001 net earnings is primarily the result of the $8.7 million increase in operating income, and the $1.3 million unrealized gain on derivative instruments, substantially offset by the increase in all other non-operating expenses of $2.2 million, the $1.6 million increase in income tax expense and the $0.4 million after-tax effect of the adoption of Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

          Seasonality. Traditionally, we have realized a seasonal trend in our sales and net earnings, with the smallest portion of our ophthalmic surgical sales being realized in the first quarter and with sales gradually increasing from the second to fourth quarter. This seasonality is primarily attributable to higher sales of our ophthalmic surgical products in the fourth quarter. We believe sales of our ophthalmic surgical products are comparatively higher in the fourth quarter because hospitals, ambulatory surgical centers and other customers increase spending as they reach their year-end and are able to spend the remainder of their annual budgeted amounts.

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

          Historically, we have generated cash from operations in excess of working capital requirements, and we expect to do so in the future. Net cash provided by operating activities in 2002 was $116.6 million compared to $75.8 million in 2001 and $93.6 million in 2000. Operating cash flow increased in 2002 compared to 2001 primarily as a result of improved management of inventory and an increase in accounts payable and accrued expenses and other liabilities, partially offset by lower net earnings and an increase in other assets. Operating cash flow decreased in 2001 compared to 2000 primarily as a result of an increase in other assets and a reduction in accounts payable, partially offset by the increase in net earnings and improved management of trade receivables.

          Net cash used in investing activities was $22.1 million, $14.5 million and $11.0 million in 2002, 2001, and 2000, respectively. Expenditures for property, plant and equipment totaled $16.7 million, $5.9 million and $6.6 million in 2002, 2001 and 2000, respectively. The 2002 expenditures are primarily comprised of improvements to our recently leased headquarters and also include expansion of manufacturing facilities and a variety of other projects designed to improve productivity. The 2001 and 2000 expenditures included expansion of manufacturing facilities and a variety of other projects designed to improve productivity. We expect to invest approximately $16.0 million to $18.0 million in property, plant and equipment in 2003. Expenditures for demonstration (demo) and bundled equipment, primarily phacoemulsification and microkeratome surgical equipment, were $5.0 million, $6.4 million and $4.1 million in 2002, 2001 and 2000, respectively. We maintain demo and bundled equipment to facilitate future sales of similar equipment and related products to our customers. We expect to invest approximately $3.0 million to $5.0 million in demo and bundled equipment in 2003. Expenditures for capitalized internal-use software were $0.9 million, $3.1 million and $0.5 million 2002, 2001 and 2000, respectively. We capitalize internal-use software costs after technical feasibility has been established. We expect to invest approximately $1.0 million to $3.0 million in capitalized software in 2003.

          Net cash used in financing activities was $21.9 million in 2002 which was comprised of $305.6 million of long-term debt borrowings offset by long-term debt repayments of $136.4 million, $5.6 million of net proceeds from the settlement of an interest rate swap, and $196.7 million of net distributions to Allergan.  Net transfers to Allergan ceased as of June 28, 2002 as a result of the spin-off.  In January 2003, we repaid an additional $25.0 million of our term loan.

          Net cash used in financing activities was $66.2 million in 2001, composed primarily of $58.6 million in distributions to Allergan, net of advances, and $7.6 million in net repayments of debt. Net cash used in financing activities was $71.7 million in 2000, composed primarily of $76.7 million in distributions to Allergan, net of advances, partially offset by $5.0 million in net debt borrowings.

          As of the spin-off date, we incurred $300.0 million of debt with an estimated weighted average interest rate of 6.89%, including the benefit of interest rate swaps. We used approximately $258.1 million of these credit facilities to repay indebtedness borrowed from Allergan to purchase various assets from Allergan, make a distribution to Allergan in exchange for various assets contributed to us, and repay a portion of Allergan’s debt assumed by us in connection with the spin-off.  As of December 31, 2002, we had repaid $25.0 million of this debt.   We also entered into a new $35.0 million revolving credit facility to fund future capital expenditures and working capital, if needed.  At December 31, 2002, approximately $17.9 million of the senior revolving credit facility has been reserved to support letters of credit issued on our behalf with the remainder available for future borrowings.

          A majority of cash generated from operations prior to June 28, 2002 was transferred to Allergan.  The net effect of these cash transfers has been reflected in the “Allergan, Inc. net investment” account in the equity section of our consolidated balance sheets.

          Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from some of our non-U.S. subsidiaries may result in additional tax costs.  However, these cash balances are generally available without legal restriction to fund ordinary business operations.

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

          Inflation. Although at reduced levels in recent years, inflation continues to apply upward pressure on the cost of goods and services used by us. The competitive and regulatory environments in many markets limit our ability to fully recover these higher costs through increased selling prices. We continually seek to mitigate the adverse effects of inflation through cost containment and improved productivity and manufacturing processes.

          Foreign currency fluctuations. Approximately 72% and 69% of our revenues in the years ended December 31, 2002 and 2001, respectively, were derived from operations outside the United States, and a significant portion of our cost structure is denominated in currencies other than the U.S. dollar. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

          The impact of foreign currency fluctuations on sales was a $5.2 million increase in 2002, a $28.2 million decrease in 2001, and an $18.0 million decrease in 2000. The sales increase in 2002 was due primarily to a strengthening of the euro versus the dollar. The sales decrease in 2001 was due primarily to a weakening of the Japanese yen and European currencies. The 2000 sales decrease included decreases related to European currencies partially offset by an increase related to the Japanese yen.

          Contractual obligations. The following represents a list of our material contractual obligations and commitments as of December 31, 2002:

	Payments Due by Year

(in millions)	2003	2004	2005	2006	2007	Thereafter	Total

Long-term debt	$0.8	0.8	0.8	0.8	36.0	236.0	$275.0
Lease obligations	$12.8	8.8	5.2	4.1	3.9	28.4	$63.2
IT services	$5.4	5.4	5.4	5.2	4.7	—	$26.1

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

          We adopted the provisions of SFAS No. 141 on June 30, 2001 and SFAS No. 142 on January 1, 2002 effective with Allergan’s adoption of the new accounting standards. Allergan’s adoption of SFAS No. 142 did not result in a negative impact on Allergan’s consolidated financial statements. As of December 31, 2002, we had unamortized goodwill in the amount of $103.0 million. Amortization expense related to goodwill was $9.0 million and $9.3 million for the years ended December 31, 2001 and 2000, respectively.

          We completed a separate assessment of goodwill and intangibles on a stand-alone basis as of June 29, 2002.  This separate assessment did not result in a negative impact on the consolidated financial statements.

          In April 2002, Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145), was issued. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, we will be required to apply the criteria in APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt. SFAS No. 145 is effective for annual years beginning after May 15, 2002, with earlier adoption encouraged. We elected to early-adopt SFAS No. 145 during the second fiscal quarter ended June 28, 2002. The adoption of SFAS 145 did not have a material effect on our consolidated financial statements.

          In July 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), was issued. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, we cannot determine the potential effects that adoption of SFAS No. 146 will have on our consolidated financial statements.

          In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation” (SFAS No. 148), was issued.  SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  We will commence quarterly footnote disclosure of the fair value based method of accounting for stock-based employee compensation beginning in the first quarter ending March 28, 2003.  As we have decided not to voluntarily adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation, the new transition alternatives of SFAS No. 148 will not have a material impact on our consolidated financial statements.

          In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 elaborates on the existing disclosure requirements for most guarantees.  FIN 45 requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45’s scope, including guarantees issued prior to the issuance of FIN 45.  The adoption of FIN 45 did not have a material impact on our consolidated financial statements.

          In November 2002, the Emerging Issues Task Force finalized its consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), which provides guidance on the method of revenue recognition for sales arrangements that include the delivery of more than one product or service.  EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory.  We do not believe that the adoption of EITF-00-21 will have a material impact on our consolidated financial statements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

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

          Interest rate risk. Our $275.0 million of debt is comprised solely of domestic borrowings, a portion of which incurs interest at a variable interest rate.  Thus, our interest expense will fluctuate with rate changes in the U.S.

          We have entered into various interest rate swap agreements which effectively convert our interest rate on $150.0 million of the senior subordinated notes from a fixed rate to a floating rate and convert the interest rate on $50.0 million of our $75.0 million term credit facility borrowings from a floating rate to a fixed rate. Changes in fair value of interest rate swap agreements qualifying as cash flow hedges are recorded in other comprehensive income to the extent such changes are effective and as long as the cash flow hedge requirements are met.

          At December 31, 2002, the fair value of $0.4 million of the interest rate swap qualifying as a fair value hedge is included in “Other assets” in the accompanying consolidated balance sheet. An offsetting $0.4 million credit is included in long-term term debt as a fair value adjustment. The fair value of $(2.0) million of the interest rate swap qualifying as a cash flow hedge is recorded in “Other liabilities” in the accompanying consolidated balance sheet.

          On October 29, 2002, we realized the value of certain interest rate swaps qualifying as fair value hedges. We received approximately $10.4 million, of which approximately $4.8 million represented the net settlement of the accrued but unpaid amount between us and the banks. The remaining amount of approximately $5.6 million was recorded as an adjustment to the carrying amount of the senior subordinated notes as a premium and is amortized over the remaining life of the notes. We used $10 million of the cash proceeds to repay a portion of the term loan.

          Concurrently, we entered into a new interest rate swap agreement effective October 31, 2002 which converts the interest rate on $150.0 million of the senior subordinated notes from a fixed to a floating rate.

          If interest rates were to increase or decrease by 0.125% for the year, annual interest expense would increase or decrease by approximately $0.2 million.

          The tables below present information about our cash equivalents, debt obligations and interest rate derivatives for the years ended December 31, 2002 and 2001:

December 31, 2002

	Maturing in

	2003	2004	2005	2007	2008	Thereafter	Total	Fair Market Value

(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$200,000	$200,000	$205,606
Weighted Average Interest Rate						9.25%	9.25%
Variable Rate	750	750	750	750	36,000	36,000	75,000	$75,000
Weighted Average Interest Rate	4.90%	4.90%	4.90%	4.90%	4.90%	4.90%	4.90%
Total Debt Obligations	$750	$750	$750	$750	$36,000	$236,000	$275,000	$280,606
Weighted Average Interest Rate	4.90%	4.90%	4.90%	4.90%	4.90%	8.59%	8.06%
INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Variable to Fixed	$—	$—	$50,000	$—	$—	$—	$50,000	$(1,986)
Average Pay Rate	—	—	3.74%	—	—	—	3.74%
Average Receive Rate	—	—	1.76%	—	—	—	1.76%
Fixed to Variable	$—	$—	$—	$—	$—	$150,000	$150,000	$418
Average Pay Rate	—	—	—	—	—	6.50%	6.50%
Average Receive Rate	—	—	—	—	—	9.25%	9.25%

December 31, 2001

	Maturing in

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Market Value

	(in thousands, except interest rates)
Repurchase Agreements	$6,725	$—	$—	$—	$—	$—	$6,725	$6,725
Weighted Average Interest Rate	1.59%	—	—	—	—	—	1.59%
LIABILITIES
Debt Obligations:
Fixed Rate (JPY)	$—	$18,988	$—	$37,830	$—	$—	$56,818	$59,063
Weighted Average Interest Rate	—	3.55%	—	1.85%	—	—	2.42%
Variable Rate (JPY)	18,988	18,991	—	—	—	—	37,979	37,979
Weighted Average Interest Rate	0.75%	0.58%	—	—	—	—	0.66%
Total Debt Obligations	$18,988	$37,979	$—	$37,830	$—	$—	$94,797	$97,042
Weighted Average Interest Rate	0.75%	2.06%	—	1.85%	—	—	1.71%

          Foreign currency risk. Overall, we are a net recipient of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the US dollar, may negatively affect our consolidated sales and gross margins as expressed in US dollars.

          We may enter into foreign exchange option and forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges.  Accordingly, we enter into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses.  We enter into foreign exchange option and forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year.

          We use foreign currency option contracts, which provide for the sale of foreign currencies to offset foreign currency exposures expected to arise in the normal course of our business.  While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures.  The principal currencies subject to this process are the Japanese yen and the euro.

          The foreign currency options are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in Japanese yen and the euro.  As a result, the changes in the fair value of foreign currency option contracts during 2002 and 2001 are recorded through earnings as “Unrealized loss (gain) on derivative instruments” while any realized gains or losses on expired contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of earnings.  The premium cost of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized over the life of the options.

          As part of Allergan’s risk management strategy, foreign exchange forward contracts were entered into to protect the value of foreign currency denominated intercompany receivables and the changes in the fair value of the foreign currency forward contracts were economically designed to offset the changes in the revaluation of the foreign currency denominated intercompany receivables.  As a result, our allocated portion of current changes in both the foreign currency forward contracts and revaluation of the foreign currency denominated intercompany receivables was recorded through “Other, net” in the accompanying consolidated statements of earnings.

          At December 31, 2002, the aggregate notional amounts and strike amounts of our outstanding yen and euro currency option contracts were $64.6 million and 126.17 and $46.5 million and 0.99, respectively.  The notional principal amount provides one measure of the transaction volume outstanding as of year end, and does not represent the amount of our exposure to market loss.  The fair value of these foreign currency option contracts was $1.2 million at December 31, 2002.  The estimate of fair value is based on applicable and commonly used prevailing financial market information as of December 31, 2002.  The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

          Through June 28, 2002, our allocated portion of changes in the revaluation of foreign currency forward and changes in the fair value of foreign currency option contracts was based on our percentage of net sales compared to total Allergan net sales.  In the last half of 2002 and as part of the transitional services agreement with Allergan, we paid to Allergan the costs of certain yen denominated foreign currency option contracts previously entered into by Allergan.  The impact of foreign exchange risk management transactions on income was a net realized loss of $1.4 million in 2002, a net realized gain of $0.4 million and $1.8 million in 2001 and 2000, respectively, and are recorded in “Other, net” in the accompanying consolidated statements of earnings.

Item 8.     Financial Statements And Supplementary Data

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2002	2001

	(In thousands, except share data)
ASSETS
Current assets
Cash and equivalents	$80,578	$6,957
Trade receivables, net	121,607	114,724
Inventories	46,129	65,237
Other current assets	26,180	23,634

Total current assets	274,494	210,552
Property, plant and equipment, net	39,830	28,293
Other assets	45,274	37,248
Goodwill and intangibles, net	103,608	101,373

Total assets	$463,206	$377,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$750	$18,988
Accounts payable	42,356	29,583
Accrued compensation	17,651	16,652
Other accrued expenses	47,447	20,328

Total current liabilities	108,204	85,551
Long-term debt, net of current portion	277,559	75,809
Other liabilities	11,759	2,176
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; authorized 5,000,000 shares, none issued	—	—
Common stock, $.01 par value; authorized 120,000,000 shares; issued 28,723,512 and zero shares	287	—
Additional paid-in capital	47,455	—
Retained earnings	14,624	—
Allergan, Inc. net investment	—	215,653
Accumulated other comprehensive income (loss)	3,331	(1,723)

	65,697	213,930
Less treasury stock, at cost (3,151 and zero shares)	(13)	—

Total stockholders’ equity	65,684	213,930

Total liabilities and stockholders’ equity	$463,206	$377,466

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Net sales	$538,087	$543,095	$570,573
Cost of sales	204,338	212,090	231,426

Gross margin	333,749	331,005	339,147

Selling, general and administrative	235,977	222,885	241,047
Research and development	29,917	28,990	29,878
Restructuring charge reversal	—	—	(2,237)

Operating income	67,855	79,130	70,459
Non-operating expense (income)
Interest expense	13,764	3,302	3,625
Loss (gain) on investments, net	3,935	793	(231)
Unrealized loss (gain) on derivative instruments	3,199	(1,294)	—
Other, net	2,385	385	(1,135)

	23,283	3,186	2,259

Earnings before income taxes	44,572	75,944	68,200
Provision for income taxes	18,662	20,594	19,020

Earnings before cumulative effect of change in accounting principle	25,910	55,350	49,180
Cumulative effect of change in accounting principle, net of $160 of tax	—	(391)	—

Net earnings	$25,910	$54,959	$49,180

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-in Capital		Allergan Inc. Net Investment	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Par Value		Retained Earnings			Shares	Amount	Total	Comprehensive Income

	(in thousands)
Balance at December 31, 1999	—	$—	$—	$—	$246,757	$(8,037)	—	$—	$238,720
Comprehensive income
Net earnings					49,180				49,180	$49,180
Other comprehensive income:
Foreign currency translation adjustments						4,039			4,039	4,039

Total comprehensive income										$53,219

Distributions to Allergan, Inc., net of advances					(76,680)				(76,680)

Balance at December 31, 2000	—	—	—	—	219,257	(3,998)	—	—	215,259
Comprehensive income
Net earnings					54,959				54,959	$54,959
Other comprehensive income:
Foreign currency translation adjustments						2,275			2,275	2,275

Total comprehensive income										$57,234

Distributions to Allergan, Inc., net of advances					(58,563)				(58,563)

Balance at December 31, 2001	—	—	—	—	215,653	(1,723)	—	—	213,930
Comprehensive income
Net earnings prior to spin-off					11,286				11,286	$11,286
Net earnings subsequent to spin-off				14,624					14,624	14,624
Other comprehensive income:
Foreign currency translation adjustments						6,226			6,226	6,226
Unrealized loss on derivative instruments qualifying as cash flow hedges, net of $814 of tax						(1,172)			(1,172)	(1,172)

Total comprehensive income										$30,964

Issuance of common stock in connection with the spin-off (note 1)	28,724	287	80,094		(80,381)
Dividend and distributions to Allergan, Inc., net of advances and $17,513 of deferred tax assets resulting from the spin-off			(32,639)		(146,558)				(179,197)
Purchase of treasury stock, at cost							(3)	(13)	(13)

Balance at December 31, 2002	28,724	$287	$47,455	$14,624	$—	$3,331	(3)	$(13)	$65,684

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Cash flows provided by operating activities
Net earnings	$25,910	$54,959	$49,180
Non cash items included in net earnings:
Cumulative effect of accounting change for derivative instruments	—	551	—
Amortization of original issue discount and debt issuance costs	814	—	—
Depreciation and amortization	15,746	22,093	22,653
Amortization of prepaid royalties	—	392	7,364
Deferred income taxes	4,150	(3,222)	(56)
Loss on investments and assets	5,788	3,080	2,165
Unrealized loss (gain) on derivatives	3,199	(1,294)	—
Restructuring charge reversal	—	—	(2,237)
Changes in assets and liabilities:
Trade receivables	2,809	2,426	(3,610)
Inventories	19,041	5,858	7,721
Other current assets	(2,887)	(6,047)	617
Accounts payable	11,994	(909)	6,335
Accrued expenses	35,702	1,203	3,606
Other non-current assets	(5,632)	(3,278)	(91)

Net cash provided by operating activities	116,634	75,812	93,647

Cash flows from investing activities
Additions to property, plant and equipment	(16,737)	(5,865)	(6,578)
Proceeds from sale of property, plant and equipment	591	901	195
Additions to capitalized internal-use software	(948)	(3,069)	(523)
Additions to demonstration and bundled equipment	(4,993)	(6,428)	(4,132)

Net cash used in investing activities	(22,087)	(14,461)	(11,038)

Cash flows from financing activities
Net decrease in notes payable	—	(7,595)	(38,497)
Proceeds from issuance of senior subordinated notes	197,194	—	—
Long-term debt borrowings	108,363	—	43,522
Repayment of long-term debt	(136,363)	—	—
Net proceeds from settlement of interest rate swap	5,637	—	—
Dividend and distributions to Allergan, Inc., net of advances	(196,710)	(58,563)	(76,680)
Purchase of treasury stock	(13)	—	—

Net cash used in financing activities	(21,892)	(66,158)	(71,655)
Effect of exchange rates on cash and equivalents	966	(877)	(563)

Net increase (decrease) in cash and equivalents	73,621	(5,684)	10,391
Cash and equivalents at beginning of year	6,957	12,641	2,250

Cash and equivalents at end of year	$80,578	$6,957	$12,641

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$3,790	$3,166	$3,457
Income taxes	3,240	660	138

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

Note 1:     Description of Business

          Advanced Medical Optics, Inc. (AMO or the Company) develops, manufactures and markets surgical devices for the eyes, with a focus on devices that are used to perform cataract surgery, a surgery in which the natural focusing lens of the eye, having become hard and clouded, is broken up and removed and subsequently replaced with an artificial lens. The Company also offers a broad range of eye care products for use with virtually all available types of contact lens. These products include disinfecting solutions to destroy harmful microorganisms in and on the surface of contact lenses, daily cleaners to remove undesirable film and deposits from contact lenses, enzymatic cleaners to remove protein deposits from contact lenses and lens rewetting drops to provide added wearing comfort.

          The Company has operations in approximately 20 countries and sells its products in approximately 60 countries. On June 29, 2002, Allergan, Inc. (Allergan) transferred its optical medical device business consisting of the ophthalmic surgical and eye care product lines to the Company in connection with a tax-free spin-off.  The 28,723,512 shares of AMO were distributed on June 29, 2002 to Allergan stockholders of record on June 14, 2002 by means of a tax-free dividend.  The spin-off resulted in AMO operating as an independent entity with publicly traded common stock.  Unless the context indicates otherwise, references to the Company and AMO refer to Allergan’s optical medical device business for periods prior to June 29, 2002 and to AMO and its subsidiaries for the periods on or after such date.

          Allergan has no ownership interest in AMO after June 29, 2002, but performs certain services for AMO pursuant to various agreements that are outlined in Note 7.  However, unless released by third parties, Allergan may remain liable for certain obligations and liabilities that were transferred to and assumed by AMO.  The Company is obligated to indemnify Allergan for liabilities related to those transferred obligations and liabilities.

          No annual earnings per share data is presented as the Company’s earnings were part of Allergan’s earnings through the close of business on June 28, 2002.

Note 2:     Summary of Significant Accounting Policies

          This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with accounting principles generally accepted in the United States of America and have been applied consistently in all material respects. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expense during the reporting period, and related disclosures. Actual results could differ from those estimates.

     Basis of Presentation

          The consolidated financial statements include the accounts of Advanced Medical Optics, Inc. and all of its subsidiaries.  All significant transactions among the consolidated entities have been eliminated from the consolidated financial statements.

          The consolidated financial statements have been prepared using Allergan’s historical bases in the assets and liabilities and the historical results of operations of the optical medical device business prior to the spin-off.  Prior to the spin-off, Allergan did not account for the business that comprises AMO on the basis of separate legal entities, subsidiaries, divisions or segments. The accompanying consolidated financial statements as of December 31, 2001 and through June 28, 2002 include those assets, liabilities, revenues and expenses directly attributable to AMO’s operations and allocations of certain Allergan corporate assets, liabilities and expenses to AMO. These amounts have been allocated to AMO on the basis that was considered by Allergan management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by the Company. The financial information included herein does not necessarily reflect what the financial position and results of operations of the Company would have been had it operated as a stand-alone public entity during all pre spin-off periods presented, and may not be indicative of future operations or financial position.

     Foreign Currency Translation

          The financial position and results of operations of AMO’s foreign operations are generally determined using local currency as the functional currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions and remeasurements relating to foreign operations deemed to be operating in U.S. dollar functional currency in highly inflationary economies are included in earnings.

     Cash and Equivalents

          The Company considers cash and equivalents to include cash in banks, money market mutual funds and repurchase agreements with financial institutions with original maturities of 90 days or less. Cash and equivalents at December 31, 2001, include only those amounts that were considered part of the AMO operations upon spin-off.

          Prior to the spin-off, AMO participated in a centralized cash management program administered by Allergan in which AMO received short-term advances from Allergan or made transfers of excess cash to Allergan. These transactions were recorded as an adjustment to the “Allergan, Inc. net investment” account. No interest was charged on this balance.

     Investments

          The Company has non-marketable equity investments in conjunction with its various collaboration arrangements. The non-marketable equity investments are recorded at cost and are evaluated periodically for other than temporary declines in fair value. If it is determined that a decline of any investment is other than temporary, then the carrying value would be written down to fair value, and the write-down would be included in earnings as a loss.

          During 2002, the Company determined that the decline in fair value of two non-marketable equity investments was other than temporary.  Accordingly, a loss of $3.9 million was recorded.

     Inventories

          Inventories are valued at the lower of first-in, first-out cost or market.  On a regular basis, the Company evaluates its inventory balances for excess quantities and obsolescence by analyzing demand, inventory on hand, sales levels and other information.  Based on these evaluations, inventory balances will be reduced, if necessary.

     Property, Plant and Equipment

          Property, plant and equipment are stated at cost. Additions, major renewals and improvements are capitalized, while maintenance and repairs are expensed. For financial reporting purposes, depreciation is generally provided on the straight-line method over the useful lives of the related assets, which are 20 to 40 years for buildings and improvements and from 3 to 15 years for machinery and equipment. Leasehold improvements are amortized over the life of the related facility leases or the asset, whichever is shorter.  Accelerated depreciation methods are generally used for income tax purposes.

     Goodwill and Intangibles

          Goodwill represents the excess of acquisition costs over the fair value of net assets of purchased businesses and was amortized on a straight-line basis over periods ranging from 7 to 30 years through December 31, 2001.  After December 31, 2001, goodwill is no longer amortized.  Intangibles include patents, licensing agreements and marketing rights and are amortized over their estimated useful lives ranging from 3 to 10 years.

     Accounting for Long-Lived Assets

          Long-lived assets are reviewed for impairment in value when changes in circumstance dictate, based upon undiscounted future operating cash flows, and appropriate losses are recognized and reflected in current earnings, to the extent the carrying amount of an asset exceeds its estimated fair value determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets.

     Capitalized Software

          The Company capitalizes certain internal-use computer software costs after technological feasibility has been established. These capitalized costs are amortized utilizing the straight-line method over its estimated economic life not to exceed three years.

     Demonstration (Demo) and Bundled Equipment

          In the normal course of business, the Company maintains demo and bundled equipment, primarily phacoemulsification and microkeratome surgical equipment, for the purpose and intent of selling similar equipment or related products to the customer in the future. Demo and bundled equipment are not held for sale and are recorded as other non-current assets. The assets are amortized utilizing the straight-line method over their estimated economic life not to exceed three years.

     Revenue Recognition and Accounts Receivable

          The Company recognizes revenue from product sales when title and risk of loss transfer to the customer, with the exception of intraocular lenses, which are generally distributed on a consignment basis and recognized as revenue upon implantation in a patient. The Company generally permits returns of product if such product is returned in a timely manner, in good condition, and through the normal channels of distribution. Return policies in certain international markets can be more stringent and are based on the terms of contractual agreements with customers. Allowances for returns are provided for based upon an analysis of the Company’s historical patterns of returns matched against the sales from which they originated. Historical product returns have been within the amounts reserved.

          The allowance for doubtful accounts is determined by analyzing specific customer accounts and assessing the risk of uncollectibility based on insolvency, disputes or other collection issues.  In addition, the Company routinely analyzes the different aging categories and establishes reserves based on the length of time receivables are past due.

     Income Taxes

          The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income.  A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized. No provision is made for taxes on unremitted earnings of certain non-U.S. subsidiaries which are or will be reinvested indefinitely in such operations.

          Prior to the spin-off, AMO’s operations were included in Allergan’s consolidated U.S. federal and state income tax returns and in the tax returns of certain Allergan foreign subsidiaries. The provision for income taxes prior to the spin-off had been determined as if AMO had filed separate tax returns under its existing structure for the periods presented. Accordingly, the effective tax rate of AMO in future years could vary from its historical effective tax rates depending on AMO’s future legal structure and tax elections. Prior to the spin-off, a majority of income taxes were paid by Allergan and reflected through the “Allergan, Inc. net investment” account.

          In preparing its consolidated financial statements, the Company is required to estimate its income taxes in each jurisdiction in which it operates.  This process involves estimating the current liability as well as assessing temporary differences resulting from differing treatment of items for tax and financial accounting purposes.  Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities.  The stated effective tax rate could be materially affected in the event the actual tax results differ from these estimates or if the Company adjusts these estimates in future periods.

     Stock-Based Compensation

          The Company measures stock-based compensation for option grants to employees and members of the board of directors using the intrinsic value method. The pro forma effects to net earnings are presented in Note 10 as if the fair value method had been applied.

     Allergan, Inc. Net Investment

           “Allergan, Inc. net investment” represents the cumulative investments in, distributions from, and earnings of AMO prior to the spin-off.

     Research and Development

          Research and development costs are charged to expense when incurred.

     Comprehensive Income

          Comprehensive income encompasses all changes in equity other than those with stockholders and consists of net earnings, foreign currency translation adjustments and unrealized gains/losses on derivative instruments.

     Recently Adopted Accounting Standards

          In July 2001, Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141), was issued. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method combinations completed after June 30, 2001. SFAS No. 141 also requires the Company to evaluate its existing intangible assets and goodwill that were acquired in prior business combinations, and to make any necessary reclassifications in order to conform to the new criteria in SFAS No. 141 for recognition of intangibles apart from goodwill.

          Additionally, in July 2001, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), was issued and is effective for all fiscal years beginning after December 15, 2001 (January 1, 2002 for the Company). SFAS No. 142 establishes accounting and reporting standards for intangible assets. SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives be evaluated annually for impairment rather than amortized. Upon adoption of SFAS No. 142, the Company is also required to test goodwill and intangible assets with indefinite useful lives for impairment within the first interim period with any impairment loss being recognized as a cumulative effect of a change in accounting principle.

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

          The components of amortizable intangibles and goodwill were as follows:

Intangibles

	December 31, 2002		December 31, 2001

(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Amortized intangible assets:
Licensing	$3,940	$(3,940)	$3,940	$(3,004)
Trademarks	652	(87)	78	(15)

	$4,592	$(4,027)	$4,018	$(3,019)

Amortization expense was $1.0 million, $0.3 million and $0.2 million in 2002, 2001 and 2000, respectively.  The amortization expense in 2002 includes the impact of the reduction in the estimated useful life of a licensing agreement.

          Estimated amortization expense is $0.2 million for the year ending December 31, 2003 and $0.1 million for each of the years ending December 31, 2004, 2005, 2006 and 2007.

Goodwill

(In thousands)	December 31, 2002	December 31, 2001

Goodwill:
United States	$12,783	$12,783
Japan	25,474	22,805
Manufacturing operations	64,786	64,786

	$$103,043	$100,374

          There was no activity related to goodwill during 2002 except for the impact of foreign currency fluctuations.

          Pro forma financial information related to the adoption of SFAS No. 142 is as follows:

	Year ended December 31,

(In thousands)	2002	2001	2000

Net earnings	$25,910	$54,959	$49,180
Add back:
Goodwill amortization, net of tax	—	5,388	5,579

Adjusted net earnings	$25,910	$60,347	$54,759

          In April 2002, Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145), was issued.  SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  Upon adoption of SFAS No. 145, the Company is required to apply the criteria in APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt.  SFAS No. 145 is effective for annual periods beginning after May 15, 2002, with earlier adoption encouraged.  The Company elected to early-adopt SFAS No. 145 during the quarter ended June 28, 2002.  The adoption of SFAS 145 did not have a material effect on the Company’s consolidated financial statements.

     New Accounting Standards Not Yet Adopted

          In July 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), was issued.  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, the Company cannot determine the potential effects that adoption of SFAS No. 146 will have on the Company’s consolidated financial statements.

          In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation” (SFAS No. 148), was issued.  SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  The Company will commence quarterly footnote disclosure of the fair value based method of accounting for stock-based employee compensation beginning in the first quarter ending March 28, 2003.  As the Company has decided not to voluntarily adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation, the new transition alternatives of SFAS No. 148 will not have a material impact on the Company’s consolidated financial statements.

          In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 elaborates on the existing disclosure requirements for most guarantees.  FIN 45 requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45’s scope, including guarantees issued prior to the issuance of FIN 45.  The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

          In November 2002, the Emerging Issues Task Force finalized its consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), which provides guidance on the method of revenue recognition for sales arrangements that include the delivery of more than one product or service.  EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory.  The Company does not believe that the adoption of EITF-00-21 will have a material impact on the Company’s consolidated financial statements.

Note 3:     Special Charges

          In 1996, the Company recorded a $42.3 million restructuring charge to streamline operations and reduce costs through management restructuring and facilities consolidation.  In 2000, the Company completed all activities related to the 1996 restructuring plan and eliminated the remaining accrual of $2.2 million.

Note 4:     Composition of Certain Financial Statement Captions

	December 31,

	2002	2001

	(in thousands)
Trade receivables, net
Trade receivables	$127,069	$117,247
Less allowance for doubtful accounts	5,462	2,523

	$121,607	$114,724

Inventories
Finished products, including consignment inventory of $7,417 and $6,653 in 2002 and 2001, respectively	$39,500	$51,479
Work in process	1,441	5,078
Raw materials	5,188	8,680

	$46,129	$65,237

Other current assets
Prepaid expenses	$7,550	$5,825
Deferred taxes	10,091	9,620
Other	8,539	8,189

	$26,180	$23,634

Property, plant and equipment, net
Buildings and leasehold improvements	$32,880	$23,414
Machinery, equipment and furniture	46,757	34,944

	79,637	58,358
Less accumulated depreciation	39,807	30,065

	$39,830	$28,293

Note 5:     Debt and Guarantor Subsidiaries

(In thousands)	Average Rate of Interest	December 31, 2002	December 31, 2001

Senior Subordinated Notes due 2010	9.25%	$200,000	$—
Bank term loan	4.90%	75,000	—
Yen denominated notes	1.71%	—	94,797
Fair value adjustment (note 6)		418	—
Unamortized realized gain on interest rate swap (note 6)		5,515	—
Unamortized debt discount		(2,624)	—

		278,309	94,797
Less current maturities		750	18,988

Long-term debt, net of current portion		$277,559	$75,809

          On June 20, 2002, the Company issued $200 million of 9-1/4% Senior Subordinated Notes due July 15, 2010 (Notes).  The Notes were issued at a discount of $2.8 million.  Interest on the Notes is payable on January 15 and July 15 of each year, commencing on January 15, 2003.  The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 2006 at various redemption prices.

          The Company has a senior credit facility, consisting of a $100.0 million term loan and a $35.0 million revolving line of credit.  The term loan and the revolving credit facility mature on June 30, 2008 and 2007, respectively.  The term loan and borrowings under the revolving line of credit, if any, generally bear interest at current market rates plus a margin based upon the Company’s senior secured debt rating or debt to equity ratio.  Mandatory prepayment of borrowings under the senior credit facility is required from excess cash flow, as defined in the credit agreement, and from proceeds from certain equity or debt offerings, asset sales and extraordinary receipts.  The Company pays a quarterly fee (3.20% per annum at December 31, 2002) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.50% at December 31, 2002) on the average unused portion of the senior credit facility.

          As of December 31, 2002, the Company has repaid $25.0 million of the term loan and has no outstanding borrowings under the revolving line of credit.  Approximately $17.9 million of the revolving line of credit has been reserved to support letters of credit issued on the Company’s behalf.  In January 2003, the Company repaid an additional $25.0 million of the term loan.

          The discount on the Notes and the issuance costs on the Notes and the credit facility approximated $13.1 million at issuance and are being amortized to interest expense over the terms of the related debt.

          A portion of the proceeds from the Notes and the term loan were used to repay debt in Japan in June 2002.  As a result of the prepayment of the Japan debt and the adoption of SFAS No. 145, $3.5 million of early debt extinguishment costs were incurred and recorded in “Other, net” on the accompanying consolidated statement of earnings.

          The senior credit facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and interest coverage ratios.  Certain covenants under the senior credit facility and the indenture relating to the Notes also limit the incurrence of additional indebtedness.  The senior credit facility prohibits dividend payments. The Company was in compliance with these covenants at December 31, 2002.

          As of December 31, 2002, the aggregate maturities of total long-term debt are as follows:  $0.8 million each year between 2003 and 2006; $36.0 million in 2007 and $236.0 million after 2007.

          In connection with the issuance of the Notes, one of the Company’s subsidiaries (the Guarantor Subsidiary) jointly, fully, severally and unconditionally guaranteed such Notes.  Pursuant to the Securities and Exchange Commission regulations, certain condensed financial information about the Parent, Guarantor Subsidiary and Non-Guarantor Subsidiaries is required to be disclosed.  The following provides this required financial information subsequent to the spin-off.

Consolidated Statement of Earnings – Six months ended December 31, 2002 (in thousands)	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$95,590	—	257,951	(67,130)	$286,411
Operating costs and expenses:
Cost of sales	47,038	—	109,815	(50,211)	106,642
Selling, general and administrative	44,350	—	77,870	(28)	122,192
Research and development	13,391	—	1,658	—	15,049

Operating income (loss)	(9,189)	—	68,608	(16,891)	42,528
Non-operating income (expense)	(13,192)	—	2,811	(5,778)	(16,159)

Earnings (loss) before income taxes	(22,381)	—	71,419	(22,669)	26,369
Income tax expense (benefit)	(468)	—	12,213	—	11,745

Net earnings (loss)	$(21,913)	—	59,206	(22,669)	$14,624

Consolidated Balance Sheet – December 31, 2002 (in thousands)	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets:
Cash and equivalents	$5,388	—	75,190	—	$80,578
Trade receivables, net	20,152	—	101,455	—	121,607
Inventories	20,092	—	26,037	—	46,129
Other current assets	12,797	—	13,383	—	26,180

Total current assets	58,429	—	216,065	—	274,494
Property, plant and equipment	13,197	—	26,633	—	39,830
Other assets	323,681	200,614	230,955	(709,976)	45,274
Goodwill and intangibles, net	13,111	—	123,141	(32,644)	103,608

Total assets	$408,418	200,614	596,794	(742,620)	$463,206

Liabilities and stockholders’ equity:
Current portion of long-term debt	$750	—	—	—	$750
Accounts payable and accrued expenses	36,627	—	49,130	21,697	107,454

Total current liabilities	37,377	—	49,130	21,697	108,204
Long-term debt, net of current portion	277,559	—	—	—	277,559
Other liabilities	5,838	—	5,921	—	11,759

Total liabilities	320,774	—	55,051	21,697	397,522
Total stockholders’ equity	87,644	200,614	541,743	(764,317)	65,684

Total liabilities and stockholders’ equity	$408,418	200,614	596,794	(742,620)	$463,206

Consolidated Statement of Cash Flows – Six months ended December 31, 2002 (in thousands)	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidated

Net cash provided by operating activities	$864	—	75,648	$76,512
Cash flows from investing activities:
Additions to property, plant and equipment	(5,687)	—	(2,330)	(8,017)
Proceeds from sale of property, plant and equipment	56	—	535	591
Additions to capitalized software	(11)	—	(62)	(73)
Additions to demonstration and bundled equipment	(914)	—	(1,415)	(2,329)

Net cash used in investing activities	(6,556)	—	(3,272)	(9,828)

Cash flows from financing activities:
Repayment of long-term debt	(25,000)	—	—	(25,000)
Net proceeds from settlement of interest rate swap	5,637	—	—	5,637
Payment of Allergan, Inc. dividend	(50,152)	—	—	(50,152)
Purchase of treasury stock	(13)	—	—	(13)

Net cash used in financing activities	(69,528)	—	—	(69,528)
Effect of exchange rates on cash and equivalents	—	—	320	320

Net increase (decrease) in cash and equivalents	(75,220)	—	72,696	(2,524)
Cash and equivalents at beginning of period	80,608	—	2,494	83,102

Cash and equivalents at end of period	$5,388	—	75,190	$80,578

Note 6:     Financial Instruments

          In the normal course of business, the Company’s operations are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates.  The Company addresses these risks through controlled risk management that may include the use of derivative financial instruments to economically hedge or reduce these exposures.  The Company does not enter into financial instruments for trading or speculative purposes.

          The Company enters into derivative financial instruments with major financial institutions that have at least an “A” or equivalent credit rating.  The Company has not experienced any losses on its derivative financial instruments to date due to credit risk and management believes that such risk is remote.

          For all periods presented through June 28, 2002, the Company was considered in Allergan’s overall risk management strategy.  As part of this strategy, Allergan managed its risks based on management’s judgment of the appropriate trade-off between risks, opportunity and costs.  With respect to AMO’s risk, Allergan primarily utilized interest rate swap agreements, foreign currency option and forward contracts to economically hedge or reduce these exposures.

          The Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended, on January 1, 2001 effective with Allergan’s adoption of this accounting standard.  This statement requires that the Company recognize all derivatives on the balance sheet at fair value and establishes criteria for using derivatives as hedges.  Upon adoption, the Company recorded an allocated portion of the Allergan net-of-tax cumulative-effect loss of $0.4 million in earnings.  The allocation was based on the Company’s percentage of net sales compared to total Allergan net sales.

     Interest Rate Risk Management

          The Company’s $275.0 million of debt is comprised solely of domestic borrowings, a portion of which incurs interest at a variable interest rate.  Thus, interest expense will fluctuate with rate changes in the U.S.

          The Company has entered into various interest rate swap agreements which effectively convert the interest rate on $150.0 million of the Notes from a fixed rate to a floating rate and convert the interest rate on $50.0 million of the $75.0 million term credit facility borrowing from a floating rate to a fixed rate.  The interest rate swaps have maturity dates beginning in 2005 and qualify as either fair value or cash flow hedges.  Changes in fair value of interest rate swap agreements qualifying as cash flow hedges are recorded in other comprehensive income to the extent such changes are effective and as long as the cash flow hedge requirements are met.

          At December 31, 2002, the fair value of $0.4 million of the interest rate swap qualifying as a fair value hedge is included in “Other assets” in the accompanying consolidated balance sheet.  An offsetting $0.4 million credit is included in long-term debt as a fair value adjustment.  At December 31, 2002, the fair value of $(2.0) million of the interest rate swap qualifying as a cash flow hedge is recorded in “Other liabilities” in the accompanying consolidated balance sheet.

          On October 29, 2002, the Company realized the value of certain interest rate swaps qualifying as fair value hedges.  The Company received approximately $10.4 million, of which approximately $4.8 million represented the net settlement of the accrued but unpaid amount between the Company and the banks.  The remaining amount of approximately $5.6 million was recorded as an adjustment to the carrying amount of the Notes as a premium and is amortized over the remaining life of the Notes.  Concurrently, the Company entered into a new interest rate swap agreement effective October 31, 2002 which converts the interest rate on $150.0 million of the Notes from a fixed to a floating rate.

          During 2001, the Company held interest rate swap agreements to reduce the impact of interest rate changes on its Japan floating rate long-term debt by effectively converting the interest rate from a floating to a fixed rate.

          The following table presents the notional amounts, maturity dates, and effective floating and fixed interest rates related to the Company’s interest rate swaps as of December 31, 2002:

Notional Amount (in millions)	Maturity Date	Interest Rate

		Floating	Fixed

$50.0	2005	1.76%	3.74%
$150.0	2010	6.50%	9.25%

          At December 31, 2001, the Company did not have any interest rate swap agreements outstanding.

     Foreign Exchange Risk Management

          The Company enters into foreign exchange option and forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges.  Accordingly, the Company enters into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses.  The Company enters into foreign exchange option and forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year.  Effective January 1, 2001 with Allergan’s adoption of SFAS No. 133, these derivative instruments are not designated as accounting hedges.

          The Company uses foreign currency option contracts, which provide for the sale of foreign currencies to offset foreign currency exposures expected to arise in the normal course of the Company’s business.  While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures.  The principal currencies subject to this process are the Japanese yen and the euro.

          The foreign currency options are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in Japanese yen and the euro.  As a result, the changes in the fair value of foreign currency option contracts during 2002 and 2001 are recorded through earnings as “Unrealized loss/(gain) on derivative instruments” while any realized gains or losses on expired contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of earnings.  The premium cost of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized over the life of the options.

          As part of Allergan’s risk management strategy, foreign exchange forward contracts were entered into to protect the value of foreign currency denominated intercompany receivables and the changes in the fair value of the foreign currency forward contracts were economically designed to offset the changes in the revaluation of the foreign currency denominated intercompany receivables.  As a result, the allocated AMO portion of current changes in both the foreign currency forward contracts and revaluation of the foreign currency denominated intercompany receivables was recorded through “Other, net” in the accompanying consolidated statements of earnings.

          At December 31, 2002, the notional principal amount and fair value of the Company’s outstanding foreign currency option contracts were $111.1 million and $1.2 million, respectively.  The notional principal amount provides one measure of the transaction volume outstanding as of year end, and does not represent the amount of the Company’s exposure to market loss.  The estimate of fair value is based on applicable and commonly used prevailing financial market information as of December 31, 2002.  The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

          Through June 28, 2002, the allocated AMO portion of changes in the revaluation of foreign currency forward and changes in the fair value of foreign currency option contracts was based on AMO’s percentage of net sales compared to total Allergan net sales.  In the last half of 2002 and as part of the transitional services agreement, the Company paid to Allergan the costs of certain yen denominated foreign currency option contracts previously entered into by Allergan.  The impact of foreign exchange risk management transactions on income was a net realized loss of $1.4 million in 2002, a net realized gain of $0.4 million and $1.8 million in 2001 and 2000, respectively, and are recorded in “Other, net” in the accompanying consolidated statements of earnings.

     Fair Value of Financial Instruments

          At December 31, 2002 and 2001, the Company’s financial instruments included cash and equivalents, trade receivables, investments, accounts payable and borrowings. The carrying amount of cash and equivalents, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of long-term debt was estimated based on quoted market prices at year-end. The fair values of non-marketable equity investments are estimated based on the fair value information provided by these ventures.

          The carrying amount and estimated fair value of the Company’s financial instruments at December 31 were as follows (in thousands):

	2002		2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and equivalents	$80,578	$80,578	$6,957	$6,957
Non-marketable equity investments	—	—	3,935	3,935
Current portion of long-term debt	750	750	18,988	18,988
Long-term debt	277,559	279,856	75,809	78,054

     Concentration of Credit Risk

          Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains, and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the large number of customers comprising the Company’s customer base, and their geographic dispersion. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.

Note 7:     Related Party Transactions

          Prior to June 29, 2002, the Company participated in various Allergan administered functions including shared services surrounding selling, general and administrative expenses, retirement and other post retirement benefit plans, income taxes and cash management.  The allocated portion of the expenses for these shared services of $23.2 million, $34.0 million and $40.8 million for the years ended December 31, 2002 (through June 28, 2002), 2001 and 2000, respectively, are included in “Selling, general and administrative” expense in the accompanying consolidated statements of earnings.

          Prior to June 29, 2002, the Company entered into several agreements with Allergan in connection with, among other things, transitional services, employee matters, manufacturing and tax sharing.  These agreements generally require the Company to indefinitely indemnify Allergan from liabilities related to the business contributed to AMO.  The Company is not aware of any potential liabilities related to these indemnifications.

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

          Under the manufacturing agreement, Allergan manufactures certain eye care products and VITRAX® viscoelastics for a period of up to three years from the date of the spin-off.  The Company purchases these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%.  During 2002 (subsequent to the spin-off), the Company purchased $31.8 million of product from Allergan.

          The following table summarizes the charges from Allergan for the above-mentioned transitional services for the six months ended December 31, 2002 (in millions):

Selling, general and administrative expenses, net of $0.5 charged to Allergan	$6.3
Research and development	0.1
Foreign currency option contracts	1.5

          The tax sharing agreement governs Allergan’s and the Company’s respective rights, responsibilities and obligations with respect to taxes for any tax period ending before, on or after the spin-off. Generally, Allergan is liable for all pre-spin-off taxes except that the Company will indemnify Allergan for all pre-spin-off taxes attributable to its business for the current taxable year. In addition, the tax sharing agreement provides that Allergan is liable for taxes that are incurred as a result of restructuring activities undertaken to effectuate the spin-off.  A deemed dividend to Allergan of $45.3 million resulted from the spin-off transaction in Japan.  The related withholding tax of $4.5 million was not withheld at the time of the dividend distribution.  Allergan remitted the withholding tax plus the related interest and penalties aggregating $5.1 million to AMO Japan, which subsequently remitted such amount to the Japanese taxing authorities as full and agreed-upon settlement of all related tax liabilities.

          The Company and Allergan have made representations to each other and to the Internal Revenue Service in connection with the private letter ruling that Allergan has received regarding the tax-free nature of the spin-off of the Company’s common stock by Allergan to its stockholders. If either the Company or Allergan breach their representations to each other or to the Internal Revenue Service, or if the Company or Allergan take or fail to take, as the case may be, actions that result in the spin-off failing to meet the requirements of a tax-free spin-off pursuant to Section 355 of the Internal Revenue Code, the party in breach will indemnify the other party for any and all resulting taxes.

          As of December 31, 2002, a loan of $0.5 million was due from an officer.  This relocation loan is evidenced by a promissory note dated July 3, 2002.

Note 8:     Income Taxes

          The Company’s operations were included in Allergan’s consolidated U. S. federal and state income tax returns and in the tax returns of certain Allergan foreign subsidiaries prior to the spin-off.  The income tax information for periods prior to the spin-off was calculated as if AMO were a stand-alone affiliated group for those periods.

          The Company’s income before provision for income taxes was generated from the United States and international operations as follows:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Earnings before cumulative effect of change in accounting principle and income taxes
U.S.	$5,893	$50,230	$29,390
Foreign	38,679	25,714	38,810

Cumulative effect of change in accounting principle	—	(551)	—

Earnings before income taxes, but including the cumulative effect of change in accounting principle	$44,572	$75,393	$68,200

          The Company’s provision for income taxes consists of the following:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Income tax expense (benefit):
Earnings before income taxes	$18,662	$20,594	$19,020
Cumulative effect of change in accounting principle	—	(160)	—

	$18,662	$20,434	$19,020

Current
U.S. federal	$7,800	$16,291	$10,674
Foreign	5,512	6,930	8,022
U.S. state and Puerto Rico	1,200	435	380

Total current	14,512	23,656	19,076

Deferred
U.S. federal	(273)	(1,306)	535
Foreign	5,325	(2,245)	(647)
U.S. state and Puerto Rico	(902)	329	56

Total deferred	4,150	(3,222)	(56)

Total	$18,662	$20,434	$19,020

          The reconciliations of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,

	2002	2001	2000

Statutory rate of tax expense	35.0%	35.0%	35.0%
State taxes, net of U.S. tax benefit	0.4	0.1	0.2
Permanent items	1.6	—	—
Foreign income, including U.S. tax effect of foreign earnings and dividends, net of foreign tax credits	6.0	4.0	(5.3)
Change in valuation allowance	—	(12.0)	(3.1)
Intangible write-off	(0.8)	—	—
Other	(0.3)	—	1.1

Effective tax rate	41.9%	27.1%	27.9%

Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2002 and  2001, are as follows:

	As of December 31,

	2002	2001

	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$8,553	$—
Accrued expenses	6,992	4,420
Capitalized expenses	339	3,116
Deferred compensation	1,132	2,832
Intercompany profit in inventory	2,492	3,460
Capitalized intangible assets	14,826	654
Asset write-off — manufacturing facility	—	4,680
All other	7,970	4,258

	42,304	23,420
Less: valuation allowance	(4,213)	(975)

Total deferred tax asset	38,091	22,445

Deferred tax liabilities
Depreciation	(637)	888
U.S. tax on foreign earnings, net of foreign tax credit	8,724	—
All other	1,411	—

Total deferred tax liabilities	9,498	888

Net deferred tax asset	$28,593	$21,557

          The balances of net current deferred tax assets and net non-current deferred tax assets at December 31, 2002 were $10.1 million and $18.5 million, respectively. The balances of net current deferred tax assets and net non-current deferred tax assets at December 31, 2001 were $9.6 million and $12.0 million, respectively. Such amounts are included in “Other current assets” and “Other assets” in the accompanying consolidated balance sheets.

          In accordance with Emerging Issues Task Force Issue No. 94-10, “Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders under FASB Statement No. 109,” the Company established deferred tax assets of approximately $17.5 million through a credit to equity for all differences resulting from the spin-off in the financial reporting and tax bases of certain assets and liabilities.  These differences occurred in jurisdictions where the transfer of assets and liabilities to the Company in the spin-off was deemed to be a taxable transaction.  In such situations, the tax bases were adjusted to reflect the fair market value of the assets and liabilities on the spin-off date whereas the financial reporting bases were unchanged.

          Deferred taxes have been provided for U.S. federal and state income taxes and foreign withholding taxes on the portion of undistributed earnings of non-U.S. subsidiaries expected to be remitted.  Applicable foreign income taxes have also been provided.

          As of December 31, 2002, the Company has approximately $13.9 million of U.S. federal and $10.3 million of state tax net operating losses available for carryforward that will begin to expire in 2022 and 2007, respectively.  The Company also has approximately $23.6 million of foreign tax net operating losses available for carryforward that will begin to expire in 2007 if not utilized.  A valuation allowance has been provided on certain foreign net operating losses and certain long-term deferred tax assets of the Company.

          Based on the Company’s historical pre-tax earnings, management believes that it is “more likely than not” that the Company will realize the benefit of the existing net deferred tax asset at December 31, 2002.  Management believes that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

          The annual effective tax rate in 2001 included the recognition of certain tax benefits associated with the utilization of a net operating loss carryforward and the realization of other deferred tax assets in Japan for which a valuation allowance had previously been established.  In 2001, the Company determined, based solely on its judgment, that realization of the deferred tax assets had become “more likely than not” and, accordingly, the Company reversed the valuation allowance previously established.  The Company does not anticipate that its future provision for income taxes will include tax benefits similar to those recognized in 2001.

Note 9:     Employee Retirement and Other Benefit Plans

     Pension and Postretirement Benefit Plans

          Prior to the spin-off, AMO employees participated in Allergan defined benefit pension plans covering substantially all of Allergan’s employees. In addition, AMO employees also participated in Allergan’s two supplemental nonqualified plans, covering certain management employees and officers. U.S. pension benefits are based on years of service and compensation during the five highest consecutive earnings years. Allergan’s funding policy for its U.S. qualified plan is to provide currently for accumulated benefits, subject to federal regulations. Plan assets of the qualified plan consist primarily of fixed income and equity securities. Benefits for the nonqualified plans are paid as they come due. Allergan froze benefits for the AMO employees under the U.S. and certain international plans at the date of the spin-off. AMO did not establish a defined benefit pension plan in the U.S. to replace the Allergan plan. The pension liability related to AMO U.S. employees’ service prior to the spin-off date remained with Allergan. With respect to the Japan and certain European plans, Allergan transferred the assets and liabilities relating to AMO employees to AMO as of the spin-off.

          Pension expense for the Allergan-sponsored plans relating to AMO employees was $1.5 million, $3.0 million, and $4.1 million, in 2002 (through June 28, 2002), 2001, and 2000, respectively. The assumed discount rate applied to benefit obligations to determine 2002 and 2001 pension expense was 6.75% and 7.50%, respectively. The assumed long-term rate of return on assets was 8.25% and 10% for 2002 and 2001, respectively. The assumed rate of compensation increase was 4.14% and 4.89% for 2002 and 2001, respectively.

          In addition to pension benefits, AMO employees participated in Allergan-sponsored contributory healthcare benefits for substantially all domestic retired employees. Allergan froze benefits for the retirement eligible AMO employees under these plans at the date of the spin-off. AMO did not establish comparable healthcare plans for employees retiring subsequent to the spin-off date. Expense associated with these benefits relating to AMO employees was $0.4 million in 2002 (through June 28, 2002) and $0.4 million in each of the years 2001 and 2000.

          Subsequent to the spin-off, the Company began sponsoring defined benefit pension plans in Japan and in certain European countries.

          Components of net periodic benefit cost under the Japan and European pension plans in 2002 (subsequent to the spin-off) were (in thousands):

Service cost	$797
Interest cost	205
Expected return on plan assets	(101)
Amortization of transition amount	1
Amortization of prior service cost	36
Recognized net actuarial loss	22

Net periodic benefit cost	$960

          Components of the change in benefit obligation, change in plan assets and funded status for the Company’s pension plans for December 31, 2002 (subsequent to the spin-off) were as follows (in thousands):

Change in benefit obligation:
Benefit obligation, beginning of period	$10,206
Service cost	797
Interest cost	205
Actuarial gain	(140)
Benefits paid	(872)
Impact of foreign currency translation	528

Benefit obligation, end of period	$10,724

Change in plan assets:
Fair value of plan assets, beginning of period	$3,728
Actual return on plan assets	4
Company contribution	536
Benefits paid	(872)
Impact of foreign currency translation	165

Fair value of plan assets, end of period	$3,561

Funded status of plans	(7,163)
Unrecognized net actuarial loss	1,407
Unrecognized prior service cost	507
Unrecognized net transition obligation	5
Fourth quarter contributions	351

Accrued benefit cost	$(4,893)

          The funded status of the pension benefits presented were measured as of September 30, 2002.  The Company adopted this measurement date to conform to its internal cost management systems.  Assumptions used in determining benefit obligations are as follows:

Discount rate:
Japan	2.0%
European plans	5.5%
Expected return on plan assets:
Japan	2.5%
European plans	NA
Rate of compensation increase:
Japan	2.5%
European plans	3.3%

     Savings and Investment Plan

          Prior to the spin-off, AMO employees participated in the Allergan Savings and Investment Plan, which provided for all U.S. and Puerto Rico employees to become participants upon employment. In general, participants’ contributions, up to 5% of compensation, qualified for a 50% company match and company contributions were generally used to purchase Allergan Common Stock. The cost of the plan for AMO U.S. and Puerto Rico employees was $0.6 million, $1.0 million and $1.4 million, in 2002 (through June 28, 2002), 2001, and 2000, respectively. Subsequent to the spin-off, the Allergan Savings and Investment Plan account balances for AMO employees were transferred to the new Advanced Medical Optics, Inc. 401(k) Plan (the Plan).  Under the Plan, participants’ contributions, up to 8% of compensation, qualify for a 50% Company match.  Participants are immediately vested in their contributions and are 100% vested in Company contributions after three years of service.  The Company also provides an annual profit sharing contribution.  Participants vest ratably in five years in the Company’s profit sharing contributions. The Company contributed $1.6 million in 2002 to the Plan.

          AMO employees in the U.S. participated in the Allergan Stock Ownership Plan (ESOP). AMO employee participants received an allocation of shares held in the plan and became vested over five years of Allergan service. Allocated shares were divided among participants based on relative compensation. Compensation expense related to AMO employees for 2002 (through June 28, 2002), 2001, and 2000 was $0.7 million, $0.8 million, and $1.0 million, respectively. Subsequent to the spin-off, the AMO employee ESOP account balances were transferred to the newly established AMO 401(k) Plan.

Note 10:     Common Stock

          The Company has an incentive compensation plan that provides for the granting of stock options, restricted stock and other stock-based incentive awards to directors, employees and consultants.  Options granted to employees become exercisable 25% per year beginning twelve months after the date of grant and have a ten year term.  Director stock options are fully vested the day before the next annual stockholder meeting.  The Company measures stock-based compensation for option grants to employees using the intrinsic value method and thus, no compensation expense has been recorded for these stock options as the exercise price equals the fair market value at the date of grant.  A total of 6,700,000 shares of common stock have been authorized for issuance under the incentive compensation plan.

          During 2002, the Company granted options to employees and directors to purchase 2,516,350 shares of common stock at a weighted average exercise price of $9.00 per share under the incentive compensation plan.  No stock-based awards have been granted to consultants to date.

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

          The following is a summary of stock option activity during 2002:

	Number of Options	Weighted Average Exercise Price

Outstanding, June 28, 2002	—	$—
Conversion of Allergan options	2,639,866	10.56
Options granted	2,516,350	9.00
Options exercised	—	—
Options canceled	(150,703)	10.38

Outstanding, December 31, 2002	5,005,513	9.78
Exercisable, December 31, 2002	54,612	7.47

          The following table summarizes information regarding options outstanding and options exercisable at December 31, 2002:

	Outstanding			Exercisable

Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$5.71 - $8.90	1,355,289	6.8	$7.74	50,061	$7.03
$8.99 - $10.48	2,447,950	9.1	$8.99	—	—
$11.43 - $13.72	1,202,274	8.1	$13.68	4,551	$12.19

          If compensation expense for the Company’s stock options and employee stock purchase plans had been recognized, based upon the fair value of awards granted, the Company’s net earnings would have been reduced by approximately $3.2 million, resulting in a pro forma net earnings of approximately $22.7 million.  The fair value of each option granted in 2002 is estimated based on the date of grant using the Black-Scholes option-pricing model with the following assumptions:  expected life of one to five years, expected volatility of 42%, risk-free interest rate of 2.10% to 4.08%, and no dividend yield.  The weighted-average fair value for options granted in 2002 was $4.03.

          The pro forma net earnings may not be representative of future disclosures since the estimated fair value of stock options granted subsequent to the spin-off is amortized over the vesting period, which was only a partial year in 2002, and additional options may be granted in varying quantities in future years.  For years ended prior to December 31, 2002, the pro forma net earnings would be the same as the actual reported net earnings reported, as there were no AMO options in existence prior to the spin-off.

          Under the terms of the Allergan incentive compensation plan, Allergan restricted stock awards are subject to restrictions as to sale or other disposition of the shares and to restrictions which require continuous employment with Allergan.  The restrictions generally expire, and the awards become fully vested, four years from the date of grant.  Allergan did not grant restricted stock in 2000 or thereafter and granted 180,000 shares of stock under the plan in 1999.  Compensation expense recognized under the restricted stock award plan related to AMO employees was $0.2 million, $0.5 million, and $0.8 million in 2002 (through June 28, 2002), 2001 and 2000, respectively.  AMO employees with Allergan restricted stock retained such stock under the same restrictions as Allergan employees.  AMO currently does not intend to grant shares of restricted stock to its employees.

          The Company implemented two employee stock purchase plans (ESPP) for eligible employees to purchase shares of the Company’s common stock at 85% of the lower of the closing price of the Company’s common stock on the first or last day of the six-month purchase period.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any offering period for common stock purchases, subject to certain limitations. A total of up to 2,900,000 shares of common stock have been authorized for issuance under the ESPP. The first six-month purchase period commenced on October 1, 2002 and no shares have been issued as of December 31, 2002.  As of December 31, 2002, employee withholdings under the ESPP aggregated $0.5 million.

          On June 24, 2002, the Company adopted a stockholders’ rights plan to protect stockholders’ rights in the event of a proposed or actual acquisition of 15% or more of the outstanding shares of the Company’s common stock.  As part of this plan, each share of the Company’s common stock carries a right to purchase one one-hundredth (1/100th) of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, subject to adjustment, which becomes exercisable only upon the occurrence of certain events.  The rights are subject to redemption at the option of the Board of Directors at a price of $0.01 per right until the occurrence of certain events.  The rights expire on June 24, 2012, unless earlier redeemed or exchanged by the Company.

Note 11:     Commitments and Contingencies

          The Company leases certain facilities, office equipment and automobiles and provides for payment of taxes, insurance and other charges on certain of these leases. Rental expense, including amounts allocated to AMO by Allergan through June 28, 2002, was $10.9 million, $11.2 million and $12.5 million, in 2002, 2001 and 2000, respectively.

          Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year as of December 31, 2002, are as follows: $12.8 million in 2003; $8.8 million in 2004; $5.2 million in 2005; $4.1 million in 2006; $3.9 million in 2007 and $28.4 million thereafter.

          In August 2002, the Company entered into an information technology services outsourcing agreement expiring in November 2007.  Future annual payments under this agreement are as follows:  $5.4 million each year between 2003 and 2005; $5.2 million in 2006 and $4.7 million in 2007.

          The Company is involved in various litigation and claims arising in the normal course of business. Management believes that recovery or liability with respect to any pending lawsuits, or asserted claims, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 12:     Business Segment Information

          As a part of Allergan, the Company operated in four regions or geographic operating segments: North America, Latin America, Asia Pacific and Europe.  Effective with the spin-off from Allergan on June 29, 2002, the Company has organized its operations into three regions: the Americas, which is comprised of North and South America, Europe/Africa/Asia Pacific and Japan, and has reclassified prior period identifiable assets, net sales and operating income (loss) amounts to reflect these operating segments.

          The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 28.1%, 30.8% and 31.3% of total net sales in 2002, 2001, and 2000, respectively. Additionally, sales in Japan represented 27.0%, 25.3% and 24.2% of total net sales in 2002, 2001, and 2000, respectively. No other country, or single customer, generates over 10% of total net sales.

          Operating income attributable to each operating segment is based upon the management assignment of costs to such regions, which includes the manufacturing standard cost of goods produced by the Company’s manufacturing operations (or the cost to acquire goods from third parties), freight, duty and local distribution costs, and royalties. Prior to the spin-off, operating income for all operating segments and manufacturing operations included a charge for corporate services and asset utilization which management used to measure segment performance by including a cost of capital in the determination of operating income for each segment.

          Income from manufacturing operations is not assigned to geographic regions because most manufacturing operations produce products for more than one region. Research and development costs are corporate costs. For the year ended December 31, 2000, corporate costs also include the reduction of costs related to the reversal of special charges for restructuring.

          Identifiable assets are assigned by region based upon management responsibility for such assets. Corporate assets are primarily cash and equivalents, goodwill and intangibles, and long-term investments. At December 31, 2001 and 2000, identifiable assets by region only included trade receivables, inventories and property, plant and equipment, as these were the only assets specifically allocated by region. Depreciation and amortization and capital expenditures are assigned by operating segments based upon management responsibility for such items.

Geographic Operating Segments

	Net Sales			Operating Income (Loss)

	2002	2001	2000	2002	2001	2000

	(in thousands)
United States	$151,283	$167,280	$178,764	$31,134	$35,292	$27,074
Europe/Africa/Asia Pacific	217,779	208,370	220,713	44,689	43,952	45,933
Japan	145,135	137,287	138,053	51,069	49,988	46,742
Other	23,890	30,158	33,043	1,509	(1,142)	(1,381)

Segments total	538,087	543,095	570,573	128,401	128,090	118,368
Manufacturing operations	—	—	—	12,267	3,631	7,609
Research and development	—	—	—	(29,917)	(28,990)	(29,878)
Restructuring charge reversal	—	—	—	—	—	2,237
Elimination of inter-company profit	—	—	—	(22,858)	(34,528)	(36,335)
General corporate	—	—	—	(20,038)	10,927	8,458

Total	$538,087	$543,095	$570,573	$67,855	$79,130	$70,459

	Identifiable Assets			Property, Plant and Equipment

	2002	2001	2000	2002	2001	2000

	(in thousands)
United States	$89,287	$29,726	$38,209	$13,197	$1,748	$2,902
Europe/Africa/Asia Pacific	98,910	65,541	70,120	3,881	91	99
Japan	57,666	42,932	43,904	1,545	1,737	1,828
Other	1,038	9,798	13,327	70	—	—

Segments total	246,901	147,997	165,560	18,693	3,576	4,829
Manufacturing operations	32,119	60,258	62,924	21,137	24,717	25,098
Adjustments and eliminations	(709,976)	—	—	—	—	—
General corporate	894,162	169,211	176,171	—	—	—

Total	$463,206	$377,466	$404,655	$39,830	$28,293	$29,927

	Depreciation and Amortization			Capital Expenditures

	2002	2001	2000	2002	2001	2000

	(in thousands)
United States	$4,327	$4,825	$5,550	$12,010	$920	$1,577
Europe/Africa/Asia Pacific	3,269	2,704	2,591	2,748	67	76
Japan	1,520	3,613	4,052	949	877	183
Other	1,044	900	1,047	83	—	—

Segments total	10,160	12,042	13,240	15,790	1,864	1,836
Manufacturing operations	5,450	9,806	9,112	947	4,001	4,742
General corporate	136	245	301	—	—	—

Total	$15,746	$22,093	$22,653	$16,737	$5,865	$6,578

          In each geographic segment the Company markets products in two product lines: Ophthalmic Surgical and Eye Care. The Ophthalmic Surgical product line produces intraocular lenses, phacoemulsification equipment, viscoelastics, and other products related to cataract and refractive surgery. The Eye Care product line markets cleaning, storage and disinfection products for the consumer contact lens market. The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for products in all geographic operating segments. There are no transfers between product lines.

Net Sales By Product Line

	2002	2001	2000

	(in thousands)
Ophthalmic Surgical	$270,395	$253,143	$248,773
Eye Care	267,692	289,952	321,800

Net sales	$538,087	$543,095	$570,573

REPORT OF MANAGEMENT

Management is responsible for the preparation and integrity of the consolidated financial statements appearing in this report.  The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances and, accordingly, include some amounts based on management’s best judgments and estimates.

Management is responsible for maintaining a system of internal control and procedures to provide reasonable assurance, at an appropriate cost/benefit relationship, that assets are safeguarded and that transactions are authorized, recorded and reported properly.  The internal control system is augmented by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written Code of Ethics adopted by the Board of Directors, applicable to all employees of the Company and its subsidiaries.  Management believes that the Company’s system of internal control provides reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements and other data and for maintaining accountability for assets.

The Audit and Finance Committee of the Board of Directors, composed solely of Directors who are not officers or employees of the Company, meets with the independent auditors, management and internal auditors periodically to discuss internal accounting controls, auditing and financial reporting matters and to discharge its responsibilities outlined in its written charter.  The Committee reviews with the independent auditors the scope and results of the audit effort.  The Committee also meets with the independent auditors without management present to ensure that the independent auditors have free access to the Committee.

The independent auditors, KPMG LLP, were recommended by the Audit and Finance Committee of the Board of Directors and selected by the Board of Directors.  KPMG LLP was engaged to audit the 2002, 2001, and 2000 consolidated financial statements of Advanced Medical Optics, Inc. and its subsidiaries and conducted such tests and related procedures as deemed necessary in conformity with auditing standards generally accepted in the United States of America.  The opinion of the independent auditors, based upon their audits of the consolidated financial statements, is presented on Page 56 of this report.

February 20, 2003

/s/ JAMES V. MAZZO

President and Chief Executive Officer

/s/ RICHARD A. MEIER

Corporate Vice President and Chief Financial Officer

/s/ ROBERT F. GALLAGHER

Vice President, Controller and Principal Accounting Officer

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of Advanced Medical Optics, Inc.:

We have audited the accompanying consolidated balance sheets of Advanced Medical Optics, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of earnings, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Medical Optics, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangibles in 2002.  Also as discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

/s/ KPMG LLP

Orange County, California February 20, 2003

ADVANCED MEDICAL OPTICS, INC.

QUARTERLY RESULTS (UNAUDITED)(a)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

	(in thousands)

2002 (b)
Net sales	$113,997	$137,678	$139,302	$147,110	$538,087
Gross margin	69,721	84,259	87,904	91,865	333,749
Net earnings	4,726	6,560	5,838	8,786	25,910
2001 (c)
Net sales	120,811	139,208	136,774	146,302	543,095
Gross margin	70,476	85,260	83,459	91,810	331,005
Earnings before cumulative effect of change in accounting principle	1,214	12,948	17,969	23,219	55,350
Net earnings	823	12,948	17,969	23,219	54,959

(a)	All fiscal quarters prior to and including the quarter ended June 28, 2002, are comprised of amounts allocated to the optical medical device business by Allergan.
(b)	Fiscal quarters in 2002 ended on March 29, June 28, September 27 and December 31. After December 31, 2001, goodwill is no longer amortized.
(c)	Fiscal quarters in 2001 ended on March 30, June 29, September 28 and December 31. Goodwill amortization was $9.0 million in the year ended December 31, 2001.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

PART III

Item 10.     Directors and Executive Officers of Advanced Medical Optics, Inc.

          Information required by this item is included under the headings “Election of Directors” and “Executive Officers” in our proxy statement for the annual meeting of stockholders to be held on April 30, 2003 (the “Proxy Statement”), which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2002 and which is incorporated herein by reference.

          The information required by Item 405 of Regulation S-K is included in the Proxy Statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 11.     Executive Compensation

          The sections entitled “Certain Relationships and Related Transactions,” “Executive Compensation,” and “Comparison of Cumulative Total Return,” and the subsection entitled “Director Compensation” included in the Proxy Statement are incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The common stock information in the section entitled “Ownership of Our Stock” in the Proxy Statement is incorporated herein by reference.  The information regarding securities authorized for issuance under equity compensation plans in the subsection of our Proxy Statement entitled “Equity Compensation Plans Approved by Stockholders” is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

          The section entitled “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14.     Controls and Procedures

          Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Corporate Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, our President and Chief Executive Officer and Corporate Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to AMO (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

          Our President and Chief Executive Officer and Corporate Vice President and Chief Financial Officer have each signed the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, which certifications accompany this filing in the form of correspondence to the Securities and Exchange Commission.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

All other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(b)	Reports on Form 8-K

We filed no reports on Form 8-K during the last quarter of 2002.

(c)	Item 601 Exhibits

Reference is made to the Index of Exhibits beginning at page S-4 of this report.

(d)	Other Financial Statements

There are no financial statements required to be filed by Regulation S-X which are excluded from this report by Rule 14 a-3(b)(1).

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2003	ADVANCED MEDICAL OPTICS, Inc.

	By	/s/ JAMES. V. MAZZO

James V. Mazzo
President and Chief Executive Officer, Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: March 12, 2003	By	/s/ RICHARD A. MEIER

Richard A. Meier
Corporate Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 12, 2003	By	/s/ ROBERT F. GALLAGHER

Robert F. Gallagher
Vice President and Controller
(Principal Accounting Officer)

Date: March 12, 2003	By	/s/ WILLIAM R. GRANT

William R. Grant,
Chairman of the Board

Date: March 3, 2003	By	/s/ CHRISTOPHER G. CHAVEZ

Christopher G. Chavez, Director

Date: March 12, 2003	By	/s/ WILLIAM J. LINK, Ph.D.

William J. Link, Ph.D., Director

Date: March 12, 2003	By	/s/ MICHAEL A. MUSSALLEM

Michael A. Mussallem, Director

Date: March 12, 2003	By	/s/ DAVID E.I. PYOTT

David E. I. Pyott, Director

Date: March 12, 2003	By	/s/ JAMES O. ROLLANS

James O. Rollans, Director

CERTIFICATIONS

I, James V. Mazzo, certify that:

1. I have reviewed this annual report on Form 10-K of Advanced Medical Optics, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

/s/ JAMES V. MAZZO

President and Chief Executive Officer

I, Richard A. Meier, certify that:

1. I have reviewed this annual report on Form 10-K of Advanced Medical Optics, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

/s/ RICHARD A. MEIER

Corporate Vice President and Chief Financial Officer

Exhibits and Financial Statement Schedules

(a)  Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 3.1 of Advanced Medical Optics, Inc.’s Form 10).

3.2	Amended and Restated Bylaws of Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 3.2 of Advanced Medical Optics, Inc.’s Form 10).

4.1

Indenture, dated as of June 20, 2002, by and among Advanced Medical Optics, Inc., as issuer, AMO Holdings, LLC and Allergan, Inc., as guarantors, and The Bank of New York, as trustee, including form of Note (incorporated by reference to Exhibit 4.1 of Advanced Medical Optics, Inc.’s Form S-4 Registration Statement filed August 8, 2002).

4.2

Registration Rights Agreement, dated as of June 20, 2002, by and among Advanced Medical Optics, Inc., as issuer, AMO Holdings, LLC, as guarantor and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Secuirites LLC, as representatives of the inital purchasers named therein (incorporated by reference to Exhibit 4.4 of Advanced Medical Optics, Inc’s Form S-4 Registration Statement filed August 8, 2002).

10.1

Contribution and Distribution Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.1 of Advanced Medical Optics, Inc’s Form S-4 Registration Statement filed August 8, 2002).

10.2

Transititional Services Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.2 of Advanced Medical Optics, Inc’s Form S-4 Registration Statement filed August 8, 2002).

10.3

Employee Matters Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.3 of Advanced Medical Optics, Inc’s Form S-4 Registration Statement filed August 8, 2002).

10.4

Tax Sharing Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.4 of Advanced Medical Optics, Inc’s Form S-4 Registration Statement filed August 8, 2002).

10.5

Employment Agreement, dated as of January 18, 2002, by and between Advanced Medical Optics, Inc. and James Mazzo (incorporated by reference to Exhibit 10.8 of Advanced Medical Optics, Inc.’s Form 10).*

10.6(a)

Form of Employment Agreement between Advanced Medical Optics, Inc. and those parties identified on Exhibit 10.6(b) (incorporated by reference to Exhibit 10.9(a) of Advanced Medical Optics, Inc.’s Form 10).*

Exhibit No.	Description of Exhibit

10.6(b)

Schedule of parties to the Employment Agreement filed as Exhibit 10.6(a) (incorporated by reference to Exhibit 10.6(b) of Advanced Medical Optics, Inc’s Form S-4 Registration Statement filed August 8, 2002).*

10.6(c)

Employment Agreement, dated as of June 28, 2002, by and between Advanced Medical Optics, Inc. and Holger Heidrich (incorporated by reference to Exhibit 10.20 of Advanced Medical Optics, Inc.’s Form S-4 Registration Statement filed August 8, 2002).*

10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 of Advanced Medical Optics, Inc’s Form S-4 Registration Statement filed August 8, 2002).*

10.8(a)	Advanced Medical Optics, Inc. 2002 Bonus Plan (incorporated by reference to Exhibit 10.8 of Advanced Medical Optics, Inc’s Form S-4 Registration Statement filed August 8, 2002).*

10.8(b)	First Amendment to Advanced Medical Optics, Inc. 2002 Bonus Plan (incorporated by reference to Exhibit 10.1 of Advanced Medical Optics, Inc’s Quarterly Report on Form 10-Q filed November 8, 2002).*

10.9

Manufacturing Agreement, dated as of June 30, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.9 of Advanced Medical Optics, Inc’s Form S-4 Registration Statement filed August 8, 2002).

10.10(a)	Advanced Medical Optics, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.1 of Advanced Medical Optics, Inc.’s Form S-8 filed on June 21, 2002).*

10.10(b)	First Amendment to Advanced Medical Optics, Inc. 401(k) Plan.*

10.11	Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Advanced Medical Optics, Inc.’s Form S-8 filed on June 21, 2002).*

10.12	Advanced Medical Optics, Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of Advanced Medical Optics, Inc.’s Form S-8 filed on June 21, 2002).*

10.13	Advanced Medical Optics, Inc. International Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of Advanced Medical Optics, Inc.’s Form S-8 filed on June 21, 2002).*

10.14	Advanced Medical Optics, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of Advanced Medical Optics, Inc.’s Form S-8 filed on June 21, 2002).*

10.15

Consent to Sublease and Second Amendment to Lease, dated as of May 24, 2002, by and among Andrew Place Two LLC, as landlord, Ingram Micro, Inc., as tenant and Advanced Medical Optics, Inc., as subtenant (incorporated by reference to Exhibit 10.5 of Advanced Medical Optics, Inc.’s Form 10-Q for the quarter ended March 29, 2002).

Exhibit No.	Description of Exhibit

10.16

Sublease Agreement, dated as of May 24, 2002, by and between Advanced Medical Optics, Inc. and Ingram Micro, Inc. for the premises located at 1700 East St. Andrew Place, Santa Ana, California 92705 (incorporated by reference to Exhibit 10.6 of Advanced Medical Optics, Inc.’s Form 10-Q for the quarter ended March 29, 2002).

10.17

Manufacture and Supply Agreement, dated as of May 28, 1999, by and between Allergan Sales, Inc. and Carl Zeiss, Inc. on behalf of Humphrey System Divisions (incorporated by reference to Exhibit 10.10(a) of Advanced Medical Optics, Inc.’s Form 10).

10.18

First Amendment to Manufacture and Supply Agreement, dated as of March 1, 2000, by and between Allergan Sales, Inc. and Carl Zeiss, Inc. on behalf of Humphrey System Divisions (incorporated by reference to Exhibit 10.10(b) of Advanced Medical Optics, Inc.’s Form 10).

10.19

Second Amendment to Manufacture and Supply Agreement by and between Allergan Sales, Inc. and Carl Zeiss Ophthalmic Systems, Inc. (Confidential portions have been omitted and filed separately with the Commission.)

10.20

$135,000,000 Credit Agreement, dated June 21, 2002, among Advanced Medical Optics, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, ABN AMRO Bank N.V., Bank of America, N.A. and other lenders party thereto (incorporated by reference to Exhibit 10.19 of Advanced Medical Optics, Inc’s Form S-4 Registration Statement filed August 8, 2002).

10.21

Amendment No. 1 to the $135,000,000 Credit Agreement, dated December 19, 2002, among Advanced Medical Optics, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, ABN AMRO Bank N.V., Bank of America, N.A. and other lenders party thereto.

10.22

Information Technology Services Agreement, dated August 23, 2002, by and between Advanced Medical Optics, Inc. and Siemens Business Services, Inc. (incorporated by reference to Exhibit 10.2 of Advanced Medical Optics, Inc’s Quarterly Report on Form 10-Q filed November 8, 2002).

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

*Management contract or compensatory plan or arrangement.

SCHEDULE II

ADVANCED MEDICAL OPTICS, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(IN MILLIONS)

Allowance For Doubtful Accounts	Balance at Beginning of Year	Additions(a)	Deductions(b)	Balance at End of Year

2002	$2.5	$3.5	$(0.5)	$5.5

2001	$2.7	$0.8	$(1.0)	$2.5

2000	$3.1	$—	$(0.4)	$2.7

(a)	Provision charged to earnings.
(b)	Accounts written off.