Form 10-Q
period 2003-03-28
ADVANCED MEDICAL OPTICS INC
filed 2003-05-05
CIK 1168335

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED MARCH 28, 2003	COMMISSION FILE NUMBER 001-31257

ADVANCED MEDICAL OPTICS, INC.

A DELAWARE CORPORATION	IRS EMPLOYER IDENTIFICATION 33-0986820

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

☒	Yes	☐	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of May 1, 2003, there were 29,003,387 shares of common stock outstanding.

ADVANCED MEDICAL OPTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 28, 2003

PART I - FINANCIAL INFORMATION

Advanced Medical Optics, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	March 28, 2003	March 29, 2002
Net sales	$131,176	$113,997
Cost of sales	50,020	44,276

Gross profit	81,156	69,721

Selling, general and administrative	67,608	54,170
Research and development	8,784	6,984

Operating income	4,764	8,567

Non-operating expense (income)
Interest expense	4,851	681
Unrealized loss on derivative instruments	301	213
Other, net	(236)	51

	4,916	945

Earnings (loss) before income taxes	(152)	7,622
Provision (benefit) for income taxes	(59)	2,896

Net earnings (loss)	$(93)	$4,726

Net loss per share (note 1):
Basic and diluted	$(0.00)
Weighted average number of shares outstanding:
Basic and diluted	28,749

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 28, 2003	December 31, 2002
ASSETS
Current assets
Cash and equivalents	$55,671	$80,578
Trade receivables, net	120,063	121,607
Inventories	46,251	46,129
Other current assets	21,780	26,180

Total current assets	243,765	274,494
Property, plant and equipment, net	39,647	39,830
Other assets	43,689	45,274
Goodwill and intangibles, net	103,292	103,608

Total assets	$430,393	$463,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$500	$750
Accounts payable	40,334	42,356
Accrued compensation	13,740	17,651
Other accrued expenses	43,018	47,447

Total current liabilities	97,592	108,204
Long-term debt, net of current portion	252,352	277,559
Other liabilities	12,296	11,759
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 120,000,000 shares; issued 28,848,399 and 28,723,512 shares	288	287
Additional paid-in capital	48,095	47,455
Retained earnings	14,531	14,624
Accumulated other comprehensive income	5,357	3,331

	68,271	65,697
Less treasury stock, at cost (12,708 and 3,151 shares)	(118)	(13)

Total stockholders’ equity	68,153	65,684

Total liabilities and stockholders’ equity	$430,393	$463,206

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 28, 2003	March 29, 2002
Cash flows provided by operating activities:
Net earnings (loss)	$(93)	$4,726
Non cash items included in net earnings (loss):
Amortization of original issue discount and debt issuance costs	449	—
Amortization of realized gain on interest rate swaps	(184)	—
Depreciation and amortization	3,891	3,355
Loss on investments and assets	260	216
Unrealized loss on derivatives	301	213
Changes in assets and liabilities:
Trade receivables	2,519	18,369
Inventories	56	(2,785)
Other current assets	4,161	6,054
Accounts payable	(2,143)	(9,894)
Accrued expenses and other liabilities	(5,972)	(2,057)
Other non-current assets	(472)	477

Net cash provided by operating activities	2,773	18,674
Cash flows from investing activities:
Additions to property, plant and equipment	(1,753)	(460)
Additions to capitalized internal-use software	(31)	(632)
Additions to demonstration and bundled equipment	(1,607)	(1,062)

Net cash used in investing activities	(3,391)	(2,154)
Cash flows from financing activities:
Repayment of long-term debt	(25,000)	—
Proceeds from issuance of common stock	641	—
Purchase of treasury stock	(105)	—
Distributions to Allergan, Inc., net of advances	—	(18,278)

Net cash used in financing activities	(24,464)	(18,278)
Effect of exchange rates on cash and equivalents	175	(363)

Net decrease in cash and equivalents	(24,907)	(2,121)
Cash and equivalents at beginning of period	80,578	6,957

Cash and equivalents at end of period	$55,671	$4,836

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$10,905	$819

Income taxes	$—	$513

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1: Description of Business

Advanced Medical Optics, Inc. (AMO or the Company) develops, manufactures and markets surgical devices for the eyes, with a focus on devices that are used to perform cataract surgery, a surgery in which the natural focusing lens of the eye, having become hard and clouded, is broken up and removed and subsequently replaced with an artificial lens. The Company also offers a broad range of eye care products for use with virtually all available types of contact lenses. These products include disinfecting solutions to destroy harmful microorganisms in and on the surface of contact lenses, daily cleaners to remove undesirable film and deposits from contact lenses, enzymatic cleaners to remove protein deposits from contact lenses and lens rewetting drops to provide added wearing comfort.

The Company has operations in approximately 20 countries and sells its products in approximately 60 countries. On June 29, 2002, Allergan, Inc. (Allergan) transferred its optical medical device business consisting of the ophthalmic surgical and eye care product lines to the Company in connection with a tax-free spin-off. References to the Company and AMO refer to Allergan’s optical medical device business for the quarter ended March 29, 2002 and to AMO and its subsidiaries for the periods subsequent to the spin-off.

No earnings per share data for the three months ended March 29, 2002 is presented as the Company’s earnings were part of Allergan’s earnings through the close of business on June 28, 2002.

Note 2: Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2002. The results of operations for the three months ended March 28, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Prior to the spin-off, Allergan did not account for the business that comprises AMO on the basis of separate legal entities, subsidiaries, divisions or segments. The accompanying unaudited condensed consolidated statement of operations for the three month period ended March 29, 2002 includes those revenues and expenses directly attributable to AMO’s operations and allocations of certain Allergan corporate expenses to AMO. These amounts were allocated to AMO on the basis that was considered by Allergan management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by the Company. All material intercompany balances have been eliminated.

Note 3: Recently Adopted Accounting Standards

In July 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), was issued. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company adopted SFAS No. 146 during the quarter ended March 28, 2003. The adoption of SFAS No. 146 did not have a material effect on the Company’s consolidated financial statements.

In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation” (SFAS No. 148), was issued. SFAS No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has commenced quarterly footnote disclosure of the fair value based method of accounting for stock-based employee compensation beginning with the quarter ended March 28, 2003. The pro forma effect to net loss is presented in Note 6 as if the fair value method had been applied. As the Company decided not to adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation, the new transition alternatives of SFAS No. 148 did not have an effect on the Company’s consolidated financial statements.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 4: Composition of Certain Financial Statement Captions

The components of inventories were as follows:

(In thousands)	March 28, 2003	December 31, 2002
Finished goods, including inventory on consignment with customers of $7,150 and $7,417 in 2003 and 2002, respectively	$40,691	$39,500
Work in process	1,077	1,441
Raw materials	4,483	5,188

	$46,251	$46,129

The components of amortizable intangibles and goodwill were as follows:

Intangibles

	March 28, 2003		December 31, 2002
(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized Intangible Assets:
Licensing	$3,940	$(3,940)	$3,940	$(3,940)
Trademarks	572	(113)	652	(87)

	$4,512	$(4,053)	$4,592	$(4,027)

Amortization expense of intangible assets for the quarters ended March 28, 2003 and March 29, 2002 was approximately $26,000 and $76,000, respectively.

Estimated amortization expense of intangible assets is as follows: $106,000 each year between 2003 and 2006 and $61,000 in 2007.

Goodwill

(In thousands)	March 28, 2003	December 31, 2002
Goodwill:
United States	$12,783	$12,783
Japan	25,264	25,474
Manufacturing operations	64,786	64,786

	$102,833	$103,043

There was no activity related to goodwill during the three months ended March 28, 2003, except for the impact of foreign currency fluctuations.

Note 5: Debt, Interest Rate Swap Agreements and Guarantor Subsidiaries

At March 28, 2003, the Company had $197.5 million, net of $2.5 million of original issue discount, of 9-1/4% senior subordinated notes due July 15, 2010 outstanding. In addition, the Company has a senior credit facility, consisting of an initial $100.0 million term loan and a $35.0 million revolving line of credit. The Company has repaid $50.0 million of the term loan resulting in an outstanding balance of $50.0 million as of March 28, 2003. Approximately $18.3 million of the revolving line of credit has been reserved to support letters of credit issued on the Company’s behalf.

The senior credit facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and interest coverage ratios. Certain covenants under the senior credit facility and the indenture relating to the senior subordinated notes also limit the incurrence of additional indebtedness. The senior credit facility prohibits dividend payments. The Company was in compliance with these covenants at March 28, 2003.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The aggregate maturities of total long-term debt are as follows: $0.5 million each year between 2003 and 2006; $24.0 million in 2007 and $224.0 million after 2007.

The Company has entered into various interest rate swap agreements which effectively convert the interest rate on $150.0 million of the senior subordinated notes from a fixed to a floating rate and convert the interest rate on the $50.0 million of term loan borrowings from a floating rate to a fixed rate. The interest rate swaps have maturity dates beginning in 2005 and qualify as either fair value or cash flow hedges. Changes in fair value of the interest rate swap agreement qualifying as a cash flow hedge are recorded in other comprehensive income to the extent such changes are effective and as long as the cash flow hedge requirements are met.

At March 28, 2003, the fair value of $0.1 million of the interest rate swap qualifying as a fair value hedge is included in “Other assets.” An offsetting $0.1 million credit is included in long-term debt as a fair value adjustment. At March 28, 2003, the fair value of $(2.0) million of the interest rate swap qualifying as a cash flow hedge is recorded in “Other liabilities.”

In October 2002, the Company realized the value of certain interest rate swaps qualifying as fair value hedges. The Company received approximately $10.4 million, of which approximately $4.8 million represented the net settlement of the accrued but unpaid amount between the Company and the swap counterparties. The remaining amount of approximately $5.6 million was recorded as an adjustment to the carrying amount of the senior subordinated notes as a premium and is amortized over the remaining life of the notes. Concurrently, the Company entered into a new interest rate swap agreement effective October 31, 2002 which converts the interest rate on $150.0 million of the senior subordinated notes from a fixed to a floating rate. At March 28, 2003, the unamortized realized gain on the interest rate swaps was $5.3 million.

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

Condensed Consolidated Statement of Operations – Quarter ended March 28, 2003 (in thousands)	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$43,918	—	126,327	(39,069)	$131,176
Operating costs and expenses:
Cost of sales	20,982	—	57,916	(28,878)	50,020
Selling, general and administrative	23,396	—	44,213	(1)	67,608
Research and development	7,753	—	1,031	—	8,784

Operating income (loss)	(8,213)	—	23,167	(10,190)	4,764
Non-operating income (expense)	13,380	—	14,214	(32,510)	(4,916)

Earnings (loss) before income taxes	5,167	—	37,381	(42,700)	(152)
Provision (benefit) for income taxes	(100)	—	395	(354)	(59)

Net earnings (loss)	$5,267	—	36,986	(42,346)	$(93)

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Condensed Consolidated Balance Sheet – March 28, 2003 (In thousands)	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and equivalents	$9,464	—	46,207	—	$55,671
Trade receivables, net	16,729	—	103,334	—	120,063
Inventories	17,841	—	28,410	—	46,251
Other current assets	11,061	—	10,719	—	21,780

Total current assets	55,095	—	188,670	—	243,765
Property, plant and equipment, net	13,407	—	26,240	—	39,647
Other assets	273,799	200,614	229,551	(660,275)	43,689
Goodwill and intangibles, net	13,111	—	123,858	(33,677)	103,292

Total assets	$355,412	200,614	568,319	(693,952)	$430,393

Liabilities and stockholders’ equity:
Current portion of long-term debt	$500	—	—	—	$500
Accounts payable and accrued expenses	4,555	—	80,637	11,900	97,092

Total current liabilities	5,055	—	80,637	11,900	97,592
Long-term debt, net of current portion	252,352	—	—	—	252,352
Other liabilities	6,115	—	6,181	—	12,296

Total liabilities	263,522	—	86,818	11,900	362,240
Total stockholders’ equity	91,890	200,614	481,501	(705,852)	68,153

Total liabilities and stockholders’ equity	$355,412	200,614	568,319	(693,952)	$430,393

Condensed Consolidated Balance Sheet – December 31, 2002 (In thousands)	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and equivalents	$5,388	—	75,190	—	$80,578
Trade receivables, net	20,152	—	101,455	—	121,607
Inventories	20,092	—	26,037	—	46,129
Other current assets	12,797	—	13,383	—	26,180

Total current assets	58,429	—	216,065	—	274,494
Property, plant and equipment, net	13,197	—	26,633	—	39,830
Other assets	323,681	200,614	230,955	(709,976)	45,274
Goodwill and intangibles, net	13,111	—	123,141	(32,644)	103,608

Total assets	$408,418	200,614	596,794	(742,620)	$463,206

Liabilities and stockholders’ equity:
Current portion of long-term debt	$750	—	—	—	$750
Accounts payable and accrued expenses	36,627	—	49,130	21,697	107,454

Total current liabilities	37,377	—	49,130	21,697	108,204
Long-term debt, net of current portion	277,559	—	—	—	277,559
Other liabilities	5,838	—	5,921	—	11,759

Total liabilities	320,774	—	55,051	21,697	397,522
Total stockholders’ equity	87,644	200,614	541,743	(764,317)	65,684

Total liabilities and stockholders’ equity	$408,418	200,614	596,794	(742,620)	$463,206

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Condensed Consolidated Statement of Cash Flows – Quarter ended March 28, 2003 (In thousands)	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$1,852	—	921	$2,773

Cash flows from investing activities:
Additions to property, plant and equipment	(660)	—	(1,093)	(1,753)
Additions to capitalized internal-use software	—	—	(31)	(31)
Additions to demonstration and bundled equipment	(808)	—	(799)	(1,607)

Net cash used in investing activities	(1,468)	—	(1,923)	(3,391)

Cash flows from financing activities:
Net intercompany borrowings (repayments)	28,156	—	(28,156)	—
Repayment of long-term debt	(25,000)	—	—	(25,000)
Proceeds from issuance of common stock	641	—	—	641
Purchase of treasury stock	(105)	—	—	(105)

Net cash provided by (used) in financing activities	3,692	—	(28,156)	(24,464)
Effect of exchange rates on cash and equivalents	—	—	175	175

Net increase (decrease) in cash and equivalents	4,076	—	(28,983)	(24,907)
Cash and equivalents at beginning of period	5,388	—	75,190	80,578

Cash and equivalents at end of period	$9,464	—	46,207	$55,671

Note 6: Stock-Based Compensation

The Company measures stock-based compensation for option grants to employees and members of the board of directors using the intrinsic value method. Had compensation expense for the Company’s stock options and employee stock purchase plans been recognized based upon the fair value for awards granted, the Company’s net loss for the quarter ended March 28, 2003 would have been increased to the following pro forma amounts (in thousands, except per share data):

Net loss:
As reported	$(93)
Stock-based compensation expense determined under fair value based method, net of tax	(1,381)

Pro forma	$(1,474)

Loss per share:
As reported – basic and diluted	$(0.00)
Pro forma – basic and diluted	$(0.05)

These pro forma effects are not indicative of future amounts. The Company expects to grant additional awards in the future. For the quarter ended March 29, 2002, the pro forma net earnings would be the same as the actual reported net earnings, as there were no AMO options in existence prior to the spin-off.

Note 7: Arrangements with Allergan

Prior to June 29, 2002, the Company participated in various Allergan administered functions including shared services surrounding selling, general and administrative expenses, retirement and other post retirement benefit plans, income taxes and cash management. The allocated portion of the expenses for these shared services for the three months ended March 29, 2002 was $8.2 million and is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Prior to June 29, 2002, the Company entered into several agreements with Allergan in connection with, among other things, transitional services, employee matters, manufacturing and tax sharing. These agreements generally require the Company to indefinitely indemnify Allergan from liabilities related to the business contributed to AMO. The Company is not aware of any material liabilities related to these indemnifications.

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

Under the manufacturing agreement, Allergan manufactures certain eye care products and VITRAX® viscoelastics for a period of up to three years from the date of the spin-off. The Company purchases these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. During the three months ended March 28, 2003, the Company purchased $18.6 million of product from Allergan. On an annual basis, a pricing “true up” calculation is to be performed during the first calendar quarter. This “true up” calculation is based upon the actual volume of products shipped by Allergan to AMO during the preceding year versus the forecasted volume submitted by AMO that was used to calculate the invoiced prices.

The following table summarizes the charges and payment from Allergan for the above-mentioned services for the three months ended March 28, 2003 (in millions):

Selling, general and administrative expenses, net of $0.3 charged to Allergan	$1.2
Research and development	0.2
Manufacturing “true up” payment received	(0.6)

The tax sharing agreement governs Allergan’s and the Company’s respective rights, responsibilities and obligations with respect to taxes for any tax period ending before, on or after the spin-off. Generally, Allergan is liable for all pre-spin-off taxes except that the Company will indemnify Allergan for all pre-spin-off taxes attributable to its business for 2002. In addition, the tax sharing agreement provides that Allergan is liable for taxes that are incurred as a result of restructuring activities undertaken to effectuate the spin-off. The Company has filed its statutory accounts in certain foreign jurisdictions and believes that there is a remote possibility that additional taxes related to pre-spin-off periods may be owed. Additionally, the Company believes Allergan would be responsible for the tax liability, if any, under the tax sharing agreement.

The Company and Allergan have made representations to each other and to the Internal Revenue Service in connection with the private letter ruling that Allergan received regarding the tax-free nature of the spin-off of the Company’s common stock by Allergan to its stockholders. If either the Company or Allergan breach their representations to each other or to the Internal Revenue Service, or if the Company or Allergan take or fail to take, as the case may be, actions that result in the spin-off failing to meet the requirements of a tax-free spin-off pursuant to Section 355 of the Internal Revenue Code, the party in breach will indemnify the other party for any and all resulting taxes.

Note 8: Income Taxes

Income taxes are provided using an estimated annual effective tax rate, which is greater than the U.S. Federal statutory rate as the Company has, in addition to foreign income taxes, provided for U.S. federal income taxes and foreign withholding taxes on the portion of the undistributed earnings of non-U.S. subsidiaries expected to be remitted.

Note 9: Loss Per Share

Options to purchase 4,864,476 shares of common stock at exercise prices ranging from $5.71 to $13.72 were outstanding at March 28, 2003. These outstanding options were not included in the computation of diluted loss per share as the effect would be antidilutive. In addition, the potential dilutive effect resulting from the Employee Stock Purchase Plans (ESPP) has been excluded from the computation of diluted loss per share. As of March 28, 2003, employee withholdings under the ESPP aggregated $1.0 million. The current ESPP purchase period ended on March 31, 2003 and the aggregate number of shares issued was 131,007.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 10: Other Comprehensive Income

The following table summarizes components of comprehensive income (in thousands):

	Three Months Ended
	March 28, 2003			March 29, 2002
	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount
Unrealized loss on derivatives	$(102)	$40	$(62)	$—	$—	$—
Foreign currency translation adjustments	3,423	(1,335)	2,088	(507)	—	(507)

Net earnings (loss)			(93)			4,726

Total comprehensive income			$1,933			$4,219

Note 11: Business Segment Information

The Company operates in regions or geographic operating segments. The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 26.5% and 30.6% of total net sales in the quarters ended March 28, 2003 and March 29, 2002, respectively. Additionally, sales in Japan represented 26.5% and 25.4% of total net sales in the quarters ended March 28, 2003 and March 29, 2002, respectively. No other country, or single customer, generates over 10% of total net sales.

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

Identifiable assets are assigned by region based upon management responsibility for such assets. Corporate assets are primarily cash and equivalents, goodwill and intangibles and long-term investments. Assets in each geographic operating segment have not changed materially since December 31, 2002.

Geographic Operating Segments

	Property, Plant and Equipment
(In thousands)	March 28, 2003	December 31, 2002
United States	$13,407	$13,197
Europe/Africa/Asia Pacific	4,188	3,881
Japan	1,637	1,545
Other	62	70

Segments total	19,294	18,693
Manufacturing operations	20,353	21,137

Total	$39,647	$39,830

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Geographic Operating Segments (continued)

	Net Sales		Operating Income (Loss)
(In thousands)	1st Qtr. 2003	1st Qtr. 2002	1st Qtr. 2003	1st Qtr. 2002
United States	$34,730	$34,860	$6,257	$5,271
Europe/Africa/Asia Pacific	55,908	44,265	8,610	7,979
Japan	34,782	28,924	8,744	5,619
Other	5,756	5,948	401	45

Segments total	131,176	113,997	24,012	18,914
Manufacturing operations	—	—	7,458	1,118
Research and development	—	—	(8,784)	(6,984)
Elimination of inter-company profit	—	—	(9,308)	(4,514)
General corporate	—	—	(8,614)	33

Total	$131,176	$113,997	$4,764	$8,567

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

Net Sales by Product Line

	Three Months Ended
(In thousands)	March 28, 2003	March 29, 2002
Ophthalmic Surgical	$67,517	$57,412
Eye Care	63,659	56,585

Total Net Sales	$131,176	$113,997

ADVANCED MEDICAL OPTICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH 28, 2003

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Certain Factors and Trends Affecting AMO and Its Businesses.” The following discussion should be read in conjunction with the 2002 Form 10-K and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

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

We have operations in approximately 20 countries, sell our products in approximately 60 countries and have organized our operations into three regions:

•	Americas (North and South America);

•	Europe, Africa and Asia Pacific (excluding Japan, but including Australia and New Zealand); and

•	Japan.

Separation from Allergan

On June 29, 2002, Allergan transferred its optical medical device business consisting of the ophthalmic surgical and eye care product lines to us in connection with a tax-free spin-off. The accompanying unaudited condensed consolidated financial statements for the quarter ended March 29, 2002 include those revenues and expenses directly attributable to our operations and allocations of certain Allergan corporate expenses. These amounts were allocated on a basis that was considered by Allergan management to reflect most fairly or reasonably the utilization of the services provided to us or the benefit obtained by us. All material intercompany balances have been eliminated. The financial information included herein does not necessarily reflect what the financial position and results of our operations would have been had we operated as a stand-alone public entity during the pre-spin-off period presented, and may not be indicative of our future operations or financial position.

Prior to the spin-off, we participated in various Allergan administered functions including shared services surrounding selling, general and administrative expenses, retirement and other post retirement benefit plans, income taxes and cash management. Our allocated portions of the expenses for these shared services is included in selling, general and administrative expense in our unaudited condensed consolidated statement of operations. For the three months ended March 29, 2002, these allocated expenses were $8.2 million.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 28, 2003

OVERVIEW (Continued)

Prior to the spin-off, we entered into several agreements with Allergan in connection with, among other things, transitional services, employee matters, manufacturing and tax sharing.

The transitional services agreement sets forth charges generally intended to allow Allergan to fully recover the allocated costs of providing certain services, plus all out-of-pocket expenses, except that we pay to Allergan a commission related to our products that are sold by Allergan during the transition period. We recover costs from Allergan in a similar manner for services provided by us.

Under the manufacturing agreement, Allergan manufactures certain eye care products and VITRAX® viscoelastics for a period of up to three years from the date of the spin-off. We purchase these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. During the three months ended March 28, 2003, we purchased $18.6 million of product from Allergan. On an annual basis, a pricing “true up” calculation is to be performed during the first calendar quarter. This “true up” calculation is based upon the actual volume of products shipped by Allergan to us during the preceding year versus the forecasted volume submitted by us that was used to calculate the invoiced prices. In March 2003, we received a payment of $0.6 million from Allergan based upon the “true up” calculation for the period subsequent to the spin-off through December 31, 2002. This payment has been recorded as a credit to cost of sales in the accompanying unaudited condensed consolidated statement of operations.

The tax sharing agreement governs Allergan’s and our respective rights, responsibilities and obligations with respect to taxes for any tax period ending before, on or after the spin-off. Generally, Allergan is liable for all pre-spin-off taxes except that we will indemnify Allergan for all pre-spin-off taxes attributable to our business for the 2002 taxable year. In addition, the tax sharing agreement provides that Allergan is liable for taxes that are incurred as a result of restructuring activities undertaken to effectuate the spin-off.

We and Allergan have made representations to each other and to the Internal Revenue Service in connection with the private letter ruling that Allergan received regarding the tax-free nature of the distribution of our common stock by Allergan to its stockholders. If either we or Allergan breach our representations to each other or to the Internal Revenue Service, or if we or Allergan take or fail to take, as the case may be, actions that result in the distribution failing to meet the requirements of a tax-free distribution pursuant to Section 355 of the Internal Revenue Code, the party in breach will indemnify the other party for any and all resulting taxes.

CRITICAL ACCOUNTING POLICIES

Revenue and Accounts Receivable

We recognize revenue from product sales when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured, with the exception of intraocular lenses, which are generally distributed on a consignment basis and recognized as revenue upon implantation in a patient. We generally permit returns of product from a customer if the product is returned in a timely manner, in good condition, and through the normal channels of distribution. Return policies in certain international markets can be more stringent and are based on the terms of contractual agreements with customers. Allowances for returns are provided for based upon an analysis of our historical patterns of returns matched against the sales from which they originated. Historically, product returns have been within the amounts estimated.

The allowance for doubtful accounts is determined by analyzing specific customer accounts and assessing the risk of uncollectibility based on insolvency, disputes or other collection issues. In addition, we routinely analyze the different receivable aging categories and establish reserves based on the length of time receivables are past due.

Inventories

Inventories are valued at the lower of first-in, first-out cost or market. On a regular basis, we evaluate inventory balances for excess quantities and obsolescence by analyzing estimated demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reduced, if necessary.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 28, 2003

CRITICAL ACCOUNTING POLICIES (Continued)

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

RESULTS OF OPERATIONS

Net sales. The following table compares net sales by product line for the three month periods ended March 28, 2003 and March 29, 2002:

	Three Months Ended
(in thousands)	March 28, 2003	March 29, 2002
Ophthalmic Surgical	$67,517	$57,412
Eye Care	63,659	56,585

Total Net Sales	$131,176	$113,997

U.S.	26.5%	30.6%
International (excluding U.S.)	73.5%	69.4%

Net sales increased $17.2 million, or 15.1%, to $131.2 million in the three months ended March 28, 2003 from $114.0 million in the three months ended March 29, 2002. The increase in net sales was primarily the result of an increase in sales of our ophthalmic surgical products and favorable foreign currency changes. Foreign currency fluctuations increased sales by $12.0 million, or 10.5%, as compared to average rates in effect in the prior year period.

Global sales of our ophthalmic surgical products increased $10.1 million, or 17.6%, in the three months ended March 28, 2003 as compared with the same period last year. In the United States, sales of our ophthalmic surgical products increased $1.5 million, or 6.5%, in the three months ended March 28, 2003 as compared with the same period last year, primarily due to growing acceptance of the SOVEREIGN® with WHITESTAR™ technology, our technologically advanced phacoemulsification system. International sales of our ophthalmic surgical products increased $8.6 million, or 25.1%, in the three months ended March 28, 2003 as compared with the same period last year, primarily due to increases in sales of phacoemulsification equipment and the SENSAR® acrylic intraocular lens and favorable foreign currency changes. Foreign currency fluctuations increased international ophthalmic surgical sales by $5.7 million, or 10.0%. We believe that global sales of ophthalmic surgical products will continue to grow due to increased sales of our SOVEREIGN® with WHITESTAR™ phacoemulsification systems, and the SENSAR® and the CLARIFLEX® intraocular lenses, both with the OPTIEDGE™ design. Additionally, the recently introduced Sapphire and Emerald Series UNFOLDER® insertion devices should favorably impact sales of our foldable acrylic and silicone lenses.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 28, 2003

RESULTS OF OPERATIONS (continued)

Global sales of our eye care products increased $7.1 million, or 12.5%, in the three months ended March 28, 2003 as compared with the same period last year. Sales of our eye care products in the United States decreased $1.6 million, or 13.9%, in the three months ended March 28, 2003 as compared with the same period last year primarily due to the continued reduction of sales of lower-margin private-label eye care products and peroxide-based disinfection systems. International sales of our eye care products increased $8.7 million, or 19.4%, in the three months ended March 28, 2003 as compared with the same period last year primarily due to an increase in sales of our COMPLETE® branded products and favorable foreign currency changes. Foreign currency fluctuations increased international eye care sales by $6.3 million, or 11.0%. We believe that global sales of eye care products will continue to grow due to increased sales of our COMPLETE® branded products and continued sales growth in Europe and Japan.

Gross margin. Our gross margin was 61.9% of net sales in the three months ended March 28, 2003, an increase of a 0.7 percentage point from the comparable prior year period. The increase in gross margin as a percent of net sales was primarily due to a change in product sales mix to higher margin surgical products, including the SENSAR® and CLARIFLEX® intraocular lenses, and growth in the high margin COMPLETE® branded line of eye care solutions. In the future, we expect our eye care product gross margin percentage to be slightly reduced by the full year impact of our manufacturing agreement with Allergan, partially offset by improved ophthalmic surgical product gross margins and continued growth in sales of our high margin COMPLETE® branded products.

Selling, general and administrative. Selling, general and administrative expenses were $67.6 million, or 51.5% of net sales, in the three months ended March 28, 2003 compared to $54.2 million, or 47.5% of net sales, in the three months ended March 29, 2002. The increase in selling, general and administrative dollars and as a percent of net sales in the three months ended March 28, 2003 as compared to the same period last year was primarily a result of increased general and administrative expenses incurred due to our operations as an independent public company and our investment in the global eye care business.

Research and development. Research and development expenses were $8.8 million, or 6.7% of net sales, in the three months ended March 28, 2003 compared to $7.0 million, or 6.1% of net sales, in the three months ended March 29, 2002. The increase in research and development dollars and as a percent of net sales was primarily the result of an increase in spending for research efforts in the ophthalmic surgical business. As a result of our continued investment in research and development, we launched our new SOVEREIGN® COMPACT™ phacoemulsification system in April 2003 and expect to launch our next generation multifocal intraocular lens and our next generation COMPLETE® multi-purpose solution later this year.

Non-operating expense. Non-operating expense was $4.9 million in the three months ended March 28, 2003 compared to $0.9 million in the three months ended March 29, 2002. Interest expense increased $4.2 million in the three months ended March 28, 2003 as compared with the same period last year primarily due to the debt incurred just prior to the spin-off. Additionally, we recorded an unrealized loss on derivative instruments of $0.3 million in the three months ended March 28, 2003 compared to an unrealized loss of $0.2 million in the three months ended March 29, 2002. We record as “unrealized loss on derivative instruments” the mark to market adjustments on the outstanding foreign currency options which we entered into or were allocated as part of Allergan’s overall risk management strategy to reduce the volatility of expected earnings in currencies other than the U.S. dollar.

Income taxes. The effective tax rate for the three months ended March 28, 2003 was 39.0% compared to the effective tax rate of 38.0% for the three months ended March 29, 2002. Income taxes are provided on taxable income at the statutory rates applicable to such income. We have provided for U.S. federal income taxes and foreign withholding taxes on the portion of undistributed earnings of non-U.S. subsidiaries expected to be remitted. We believe our future effective income tax rate may vary depending on our mix of domestic and international taxable income or loss and the various tax and treasury methodologies that we implement, including our policy regarding repatriation of future accumulated foreign earnings.

Net earning (loss). Net loss for the three months ended March 28, 2003 was $(93,000) compared to net earnings of $4.7 million in the three months ended March 29, 2002. The $4.8 million decrease in net earnings for the three months ended March 28, 2003 is primarily the result of the $3.8 million decrease in operating income due to the additional costs of our operations as an independent public company and the increase in non-operating expense due to increased interest expense partially offset by the decrease in the provision for income taxes.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 28, 2003

LIQUIDITY AND CAPITAL RESOURCES

Management assesses our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms.

Historically, we have generated cash from operations in excess of working capital requirements, and we expect to do so in the future. The net cash provided by operating activities was $2.8 million in the three months ended March 28, 2003 compared to $18.7 million in the three months ended March 29, 2002. Operating cash flow decreased in the three months ended March 28, 2003 compared to the three months ended March 29, 2002 primarily as a result of lower net earnings due to the additional costs of our operations as an independent company and increased interest expense and a decrease in accounts payable and accrued expenses and other liabilities, partially offset by a decrease in other current assets.

Net cash used in investing activities was $3.4 million and $2.2 million in the three months ended March 28, 2003 and March 29, 2002, respectively. Expenditures for property, plant and equipment totaled $1.8 million and $0.5 million in the three months ended March 28, 2003 and March 29, 2002, respectively. The 2003 expenditures are primarily comprised of improvements to our recently leased headquarters and also include expansion of manufacturing facilities and a variety of other projects designed to improve productivity. We expect to invest approximately $18.0 million to $22.0 million in property, plant and equipment in 2003. Expenditures for demonstration (demo) and bundled equipment, primarily phacoemulsification and microkeratome surgical equipment, were $1.6 million and $1.1 million in the three months ended March 28, 2003 and March 29, 2002, respectively. We maintain demo and bundled equipment to facilitate future sales of similar equipment and related products to our customers. We expect to invest approximately $3.0 million to $5.0 million in demo and bundled equipment in 2003. Expenditures for capitalized internal-use software were $0.6 million in the three months ended March 29, 2002. We expect to invest approximately $1.0 million to $3.0 million in capitalized internal-use software in 2003.

Net cash used in financing activities was $24.5 million in the three months ended March 28, 2003, which was primarily comprised of $25.0 million of long-term debt repayments. Net cash used in financing activities was $18.3 million in the three months ended March 29, 2002, which was comprised of net distributions to Allergan. A majority of cash generated from operations prior to June 28, 2002 was transferred to Allergan. Net transfers to Allergan ceased as of June 28, 2002 as a result of the spin-off.

As of the spin-off date, we incurred $300.0 million of debt with an estimated weighted average interest rate of 6.89%, including the benefit of interest rate swaps. We used approximately $258.1 million of these credit facilities to repay indebtedness borrowed from Allergan to purchase various assets from Allergan, make a distribution to Allergan in exchange for various assets contributed to us and repay a portion of Allergan’s debt assumed by us in connection with the spin-off. As of March 28, 2003, we had repaid $50.0 million of this debt. As of the spin-off date, we had also entered into a $35.0 million revolving credit facility to fund future capital expenditures and working capital, if needed. At March 28, 2003, approximately $18.3 million of the senior revolving credit facility has been reserved to support letters of credit issued on our behalf with the remainder available for future borrowings.

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

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 28, 2003

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

Foreign currency fluctuations. Approximately 74% of our revenues for the three months ended March 28, 2003 were derived from operations outside the United States and a significant portion of our cost structure is denominated in currencies other than the U.S. dollar. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

The impact of foreign currency fluctuations on sales was a $12.0 million increase and a $5.8 million decrease for the three months ended March 28, 2003 and March 29, 2002, respectively.

Contractual obligations. The following represents a list of our material contractual obligations and commitments:

	Payments Due by Year
(in millions)	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$0.5	0.5	0.5	0.5	24.0	224.0	$250.0
Lease obligations	13.1	10.6	5.6	4.2	3.7	30.0	67.2
IT services	5.4	5.4	5.4	5.2	4.7	—	26.1

Advanced Medical Optics, Inc.

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

Interest rate risk. Our $250.0 million of debt is comprised solely of domestic borrowings. Thus, our interest expense will fluctuate with rate changes in the U.S.

We have entered into various interest rate swap agreements which effectively convert our interest rate on $150.0 million of the senior subordinated notes from a fixed rate to a floating rate and convert the interest rate on the $50.0 million of term loan borrowings from a floating rate to a fixed rate. At March 28, 2003, the fair value of $0.1 million of the interest rate swap qualifying as a fair value hedge is included in “Other assets” in the accompanying unaudited condensed consolidated balance sheet. An offsetting $0.1 million credit is included in long-term term debt as a fair value adjustment. The fair value of $(2.0) million of the interest rate swap qualifying as a cash flow hedge is recorded in “Other liabilities” in the accompanying unaudited condensed consolidated balance sheet.

In October 2002, we realized the value of certain interest rate swaps qualifying as fair value hedges. We received approximately $10.4 million, of which approximately $4.8 million represented the net settlement of the accrued but unpaid amount between us and the swap counterparties. The remaining amount of approximately $5.6 million was recorded as an adjustment to the carrying amount of the senior subordinated notes as a premium and is amortized over the remaining life of the notes. Concurrently, the Company entered into a new interest rate swap agreement effective October 31, 2002 which converts the interest rate on $150.0 million of the senior subordinated notes from a fixed to a floating rate. At March 28, 2003, the unamortized realized gain on the interest rate swaps was $5.3 million.

Advanced Medical Optics, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

If interest rates were to increase or decrease by 0.125% for the year, annual interest expense would increase or decrease by approximately $0.2 million.

The table below presents information about our debt obligations and interest rate derivatives as of March 28, 2003:

	March 28, 2003
	Maturing in							Fair Market Value
	2003	2004	2005	2006	2007	Thereafter	Total
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$200,000	$200,000	$208,559
Weighted Average Interest Rate						9.25%	9.25%
Variable Rate	$500	$500	$500	$500	$24,000	$24,000	$50,000	$50,000
Weighted Average Interest Rate	4.90%	4.90%	4.90%	4.90%	4.90%	4.90%	4.90%
Total Debt Obligations	$500	$500	$500	$500	$24,000	$224,000	$250,000	$258,559
Weighted Average Interest Rate	4.90%	4.90%	4.90%	4.90%	4.90%	8.78%	8.38%
INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Variable to Fixed	$—	$—	$50,000	$—	$—	$—	$50,000	$(2,024)
Average Pay Rate	—	—	3.74%	—	—	—	3.74%
Average Receive Rate	—	—	1.76%	—	—	—	1.76%
Fixed to Variable	$—	$—	$—	$—	$—	$150,000	$150,000	$59
Average Pay Rate	—	—	—	—	—	6.50%	6.50%
Average Receive Rate	—	—	—	—	—	9.25%	9.25%

Advanced Medical Optics, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

Foreign currency risk. Overall, we are a net recipient of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect our consolidated sales and gross profit as expressed in U.S. dollars.

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

The foreign currency options are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in Japanese yen and the euro. As a result, the changes in the fair value of foreign currency option contracts are recorded through earnings as “Unrealized loss on derivative instruments” while any realized gains or losses on expired contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of operations. The premium cost of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized over the life of the options.

Prior to the spin-off and as part of Allergan’s risk management strategy, foreign exchange forward contracts were entered into to protect the value of foreign currency denominated intercompany receivables and the changes in the fair value of the foreign currency forward contracts were economically designed to offset the changes in the revaluation of the foreign currency denominated intercompany receivables. As a result, our allocated portion of current changes in both the foreign currency forward contracts and revaluation of the foreign currency denominated intercompany receivables was recorded through “Other, net” in the accompanying unaudited condensed consolidated statements of operations.

At March 28, 2003, the aggregate notional and strike amounts of our outstanding yen and euro currency option contracts were $53.1 million and 126.17, and $36.6 million and 0.99, respectively. The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The fair value of these foreign currency option contracts was $0.6 million at March 28, 2003. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of March 28, 2003. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

NEW ACCOUNTING STANDARDS

In July 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), was issued. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. We adopted SFAS No. 146 during the quarter ended March 28, 2003. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial statements.

Advanced Medical Optics, Inc.

NEW ACCOUNTING STANDARDS (continued)

In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation” (SFAS No. 148), was issued. SFAS No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We have commenced quarterly footnote disclosure of the fair value based method of accounting for stock-based employee compensation beginning with the quarter ended March 28, 2003. The pro forma effect to net loss is presented in Note 6 to the unaudited condensed consolidated financial statements as if the fair value method had been applied. As we decided not to adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation, the new transition alternatives of SFAS No. 148 did not have an effect on our consolidated financial statements.

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities with which they are involved if the entity’s equity has specified characteristics. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2002. We do not believe that the adoption of FIN 46 will have a material impact on our consolidated financial statements.

In April 2003, Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149), was issued. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts enterer into or modified and for hedging relationships designated after June 30, 2003. We are currently analyzing the impact of adoption of SFAS No. 149 on our consolidated financial statements.

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES

Certain statements we made in this report and in other reports and statements released by us constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as comments which express our opinions about trends and factors which may impact future operating results. Disclosures that use words such as we “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by us about our businesses including, without limitation, the factors discussed below:

•	WE HAVE A LIMITED HISTORY OPERATING AS AN INDEPENDENT COMPANY UPON WHICH YOU CAN EVALUATE US. Financial information for all periods prior to June 29, 2002 includes those revenues and expenses directly attributable to our operations and allocations of certain Allergan corporate expenses. Such financial information does not necessarily reflect what the results of our operations would have been as a stand-alone public entity.

•	OUR ABILITY TO ENGAGE IN ACQUISITIONS AND OTHER STRATEGIC TRANSACTIONS USING OUR STOCK IS SUBJECT TO LIMITATIONS BECAUSE OF THE FEDERAL INCOME TAX REQUIREMENTS FOR A TAX-FREE SPIN-OFF. In addition, our tax sharing agreement and contribution and distribution agreement with Allergan may limit our ability to use our stock for acquisitions and other similar strategic transactions.

•	WE MAY BE REQUIRED TO SATISFY CERTAIN INDEMNIFICATION OBLIGATIONS TO ALLERGAN, OR MAY NOT BE ABLE TO COLLECT ON INDEMNIFICATION RIGHTS FROM ALLERGAN. Under the terms of the contribution and distribution agreement, we and Allergan have each agreed to indemnify each other from and after the spin-off with respect to the indebtedness, liabilities and obligations retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities, if called upon to do so, will depend upon the future financial strength of each of our companies. We cannot determine whether we will have to indemnify Allergan for any substantial obligations, and we do not have control over or clear visibility to the settlement of certain claims and lawsuits which require partial indemnification by us. We also cannot assure you that if Allergan has to indemnify us for any substantial obligations, Allergan will have the ability to satisfy those obligations.

•	WE MAY BE RESPONSIBLE FOR FEDERAL INCOME TAX LIABILITIES THAT RELATE TO THE DISTRIBUTION OF OUR COMMON STOCK BY ALLERGAN. Allergan has received a ruling from the Internal Revenue Service to the effect that the spin-off qualified as a tax-free transaction. If either we or Allergan breach representations to each other or to the Internal Revenue Service, or if we or Allergan take or fail to take, as the case may be, actions that result in the spin-off failing to meet the requirements of a tax-free spin-off pursuant to Section 355 of the Internal Revenue Code, the party in breach will indemnify the other party for any and all resulting taxes. If we were required to pay any of the potential taxes described above, the payment would have a material adverse effect on our financial position.

•	WE FACE INTENSE COMPETITION AND OUR FAILURE TO COMPETE EFFECTIVELY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS. The markets for our ophthalmic surgical device and eye care products are intensely competitive and are subject to rapid and significant technological change. Many of our competitors have substantially more resources and a greater marketing scale than we do. If we are unable to develop and produce or market our products to effectively compete against our competitors, our operating results will materially suffer.

•	OUR BUSINESS IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION. Compliance with these regulations is expensive and time-consuming; and, if we fail to comply, we may be subject to fines, injunctions and penalties that could harm our business. Failure to obtain regulatory clearance or approvals of new products we develop, any limitations imposed by regulatory agencies on new product use or the costs of obtaining regulatory clearance or approvals could have a material adverse effect on our business, financial condition and results of operations. In addition, if we or our subcontractors fail to comply with applicable manufacturing regulations, our business could be harmed. Health care initiatives and other cost-containment pressures could cause us to sell our products at lower prices, resulting in less revenue to us.

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

•	WE COULD EXPERIENCE LOSSES DUE TO PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS OR CORRECTIONS. We have in the past been, and continue to be, subject to product liability claims. We have assumed the defense of any litigation involving claims related to our business and will indemnify Allergan for all related losses, costs and expenses. As part of our risk management policy, we have obtained third-party product liability insurance coverage. Product liability claims against us may exceed the coverage limits of our insurance policies or cause us to record a self-insured loss. Even if any product liability loss is covered by an insurance policy, these policies have substantial retentions or deductibles that provide that we will not receive insurance proceeds until the losses incurred exceed the amount of those retentions or deductibles. To the extent that any losses are below these retentions or deductibles, we will be responsible for paying these losses. A product liability claim in excess of applicable insurance could have a material adverse effect on our business, financial position and results of operations.

•	OUR EYE CARE BUSINESS COMPETES IN A MARKET WITH MARGINAL GROWTH ON A GLOBAL BASIS. We believe that revenue growth of the eye care market in international markets is offset by a decline in the U.S. market, resulting in marginal growth on a global basis in 2002 as compared to 2001. Our eye care business is impacted by trends in the contact lens care market such as technological and medical advances in surgical techniques for the correction of vision impairment. Less expensive one-bottle chemical disinfection systems have gained popularity among soft contact lens wearers instead of peroxide-based lens care products, which historically have been our strongest family of lens care products. Also, the growing use and acceptance of daily and extended wear contact lenses and laser correction procedures, along with the other factors above, could have the effect of continuing to reduce demand for lens care products generally. We cannot assure you that we have established appropriate or sufficient marketing and sales plans to mitigate the effect of these trends upon our eye care business. If we cannot timely generate new sources of revenue to offset any decline in revenues from these trends, our operating results will materially suffer.

•	WE CONDUCT A SIGNIFICANT AMOUNT OF OUR SALES AND OPERATIONS OUTSIDE OF THE UNITED STATES THAT SUBJECTS US TO ADDITIONAL BUSINESS RISKS, SUCH AS BUSINESS INTERRUPTION AND INCREASED COSTS, WHICH MAY CAUSE OUR PROFITABILITY TO DECLINE. Our two manufacturing sites are located outside the continental United States, in Añasco, Puerto Rico and Hangzhou, China, and in 2002, we derived approximately $386.8 million, or 72% of our total revenue, from sales of our products outside of the United States. In addition, in 2002 we derived approximately 27% of our net sales in Japan. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including: the impact of severe acute respiratory syndrome (SARS) on sales of our products and on our manufacturing capacity in China for certain eye care products; unexpected changes in foreign regulatory requirements; differing local product preferences and product requirements; fluctuations in foreign currency exchange rates; political and economic instability; changes in foreign medical reimbursement and coverage policies and programs; diminished protection of intellectual property in some countries outside of the United States; trade protection measures and import or export licensing requirements; difficulty in staffing and managing foreign operations; differing labor regulations; and potentially negative consequences from changes in tax laws. Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. In addition, we are particularly susceptible to the occurrence of any of these risks in Japan due to our high concentration of sales in Japan.

•	WE HAVE A SIGNIFICANT AMOUNT OF DEBT WHICH CONTAINS COVENANTS THAT MAY LIMIT OUR ACTIVITIES. This level of debt could limit cash flows available for working capital, capital expenditures, acquisitions and other corporate purposes, could limit our ability to obtain additional financing and could limit our flexibility to react to competitive or other changes in our industry, and to economic conditions generally. Our ability to comply with loan covenants and to repay or refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

•	IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS AND PROSPECTS MAY BE HARMED. Our ability to compete effectively is dependent upon the proprietary nature of the designs, processes, technologies and materials owned, used by or licensed to us. Although we attempt to protect our proprietary property, technologies and processes through a combination of patent law, trade secrets and non-disclosure agreements, these may be insufficient.

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

•	WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY LITIGATION AND INFRINGEMENT CLAIMS, WHICH COULD CAUSE US TO INCUR SIGNIFICANT EXPENSES OR PREVENT US FROM SELLING OUR PRODUCTS. There is a substantial amount of litigation over patent and other intellectual property rights in the eye care industry, and in the ophthalmic surgical device and contact lens care markets particularly. The fact that we have patents issued to us for our products does not mean that we will always be able to successfully defend our patents and proprietary rights against challenges or claims of infringement by our competitors.

•	OUR MANUFACTURING CAPACITY MAY NOT BE ADEQUATE TO MEET THE DEMANDS OF OUR BUSINESS. We manufacture our products or contract with third parties to manufacture our products. Our products are manufactured in quantities sufficient to satisfy our current level of product sales. If we experience increases in sales, we will need to increase our production beyond our present manufacturing capacity. Additionally, in June 2005 our manufacturing agreement with Allergan will terminate and we will be required to increase our manufacturing capacities or to contract with additional parties to manufacture our products. The process to transfer manufacturing of our products to new facilities is lengthy and requires regulatory approval. We cannot assure you that we can successfully increase our capacity on a profitable basis, complete the regulatory approval process in a timely manner, or contract with additional parties on terms acceptable to us, if at all. Any prolonged disruption in the operation of our manufacturing facilities or those of our third party manufacturers could materially harm our business. Furthermore, we cannot assure you that if we choose to scale-up our manufacturing operations, we will be able to maintain compliance with Food and Drug Administration or other regulatory standards.

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

Advanced Medical Optics, Inc.

PART II - OTHER INFORMATION

Item 5.    Other Information

AMO’s Chief Executive Officer and Chief Financial Officer have each signed the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, which certifications accompany this filing as Exhibits 99.1 and 99.2 in accordance with SEC Release No. 33-8212. These certifications shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall they be incorporated by reference in any filing under the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K

•	Exhibits

99.1 Certification of James V. Mazzo

99.2 Certification of Richard A. Meier

•	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 1, 2003	ADVANCED MEDICAL OPTICS, INC.

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

Date: May 1, 2003

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

Date: May 1, 2003

/s/ RICHARD A. MEIER
Corporate Vice President and Chief Financial Officer