Form 10-Q
period 2003-06-27
ADVANCED MEDICAL OPTICS INC
filed 2003-08-05
CIK 1168335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter ended June 27, 2003

COMMISSION FILE NUMBER 001-31257

ADVANCED MEDICAL OPTICS, INC.

A DELAWARE CORPORATION	IRS EMPLOYER IDENTIFICATION 33-0986820

1700 E. ST. ANDREW PLACE, SANTA ANA, CALIFORNIA 92705

TELEPHONE NUMBER 714/247-8200

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of August 1, 2003, there were 29,082,130 shares of common stock outstanding.

ADVANCED MEDICAL OPTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 27, 2003

PART I – FINANCIAL INFORMATION

Advanced Medical Optics, Inc.

Unaudited Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Net sales	$152,136	$137,678	$283,312	$251,676
Cost of sales	56,697	53,419	106,717	97,696

Gross profit	95,439	84,259	176,595	153,980

Selling, general and administrative	69,899	59,615	137,507	113,785
Research and development	8,956	7,884	17,740	14,868

Operating income	16,584	16,760	21,348	25,327

Non-operating expense (income):
Interest expense	9,703	1,485	14,554	2,166
Unrealized (gain) loss on derivative instruments	(19)	1,719	282	1,931
Other, net	(499)	2,976	(735)	3,027

	9,185	6,180	14,101	7,124

Earnings before income taxes	7,399	10,580	7,247	18,203
Provision for income taxes	3,030	4,020	2,971	6,917

Net earnings	$4,369	$6,560	$4,276	$11,286

Net earnings per share (note 1):
Basic	$0.15		$0.15

Diluted	$0.15		$0.14

Weighted average number of shares outstanding:
Basic	29,018		28,887

Diluted	29,955		29,824

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands)

	June 27, 2003	December 31, 2002
ASSETS
Current assets
Cash and equivalents	$148,120	$80,578
Trade receivables, net	132,386	121,607
Inventories	44,886	46,129
Other current assets	19,316	26,180

Total current assets	344,708	274,494
Property, plant and equipment, net	40,251	39,830
Other assets	46,434	45,274
Goodwill and intangibles, net	103,280	103,608

Total assets	$534,673	$463,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$750
Accounts payable	37,211	42,356
Accrued compensation	15,941	17,651
Other accrued expenses	49,071	47,447

Total current liabilities	102,223	108,204
Long-term debt, net of current portion	345,476	277,559
Other liabilities	10,975	11,759
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 120,000,000 shares; issued 29,067,538 and 28,723,512 shares	291	287
Additional paid-in capital	49,227	47,455
Retained earnings	18,900	14,624
Accumulated other comprehensive income	7,596	3,331

	76,014	65,697
Less treasury stock, at cost (997 and 3,151 shares)	(15)	(13)

Total stockholders’ equity	75,999	65,684

Total liabilities and stockholders’ equity	$534,673	$463,206

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 27, 2003	June 28, 2002
Cash flows provided by operating activities:
Net earnings	$4,276	$11,286
Non cash items included in net earnings:
Amortization and write-off of original issue discount and debt issuance costs	3,299	—
Amortization and write-off of net realized loss on interest rate swaps	1,829	—
Depreciation and amortization	7,624	7,140
Deferred income taxes	—	5,720
Loss on investments and assets	613	1,635
Unrealized loss on derivatives	282	1,931
Expense of compensation plan	25	—
Changes in assets and liabilities:
Trade receivables	(6,193)	13,540
Inventories	1,907	3,521
Other current assets	6,568	4,105
Accounts payable	(5,885)	(7,599)
Accrued expenses and other liabilities	(429)	7,730
Other non-current assets	(815)	1,387

Net cash provided by operating activities	13,101	50,396
Cash flows from investing activities:
Additions to property, plant and equipment	(4,379)	(8,720)
Proceeds from the sale of property, plant and equipment	199	—
Additions to capitalized internal-use software	(33)	(875)
Additions to demonstration and bundled equipment	(3,706)	(2,664)

Net cash used in investing activities	(7,919)	(12,259)
Cash flows from financing activities:
Proceeds from issuance of convertible senior subordinated notes	140,000	—
Proceeds from issuance of senior subordinated notes	—	197,194
Long-term debt borrowings	—	108,363
Repayment of long-term debt	(75,000)	(111,363)
Financing related costs	(6,196)	(10,274)
Proceeds from the issuance of common stock	2,438	—
Net proceeds from settlement of interest rate swaps	582	—
Purchase of treasury stock	(120)	—
Distributions to Allergan, Inc., net of advances	—	(146,558)

Net cash provided by financing activities	61,704	37,362
Effect of exchange rates on cash and equivalents	656	646

Net increase in cash and equivalents	67,542	76,145
Cash and equivalents at beginning of period	80,578	6,957

Cash and equivalents at end of period	$148,120	$83,102

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$11,201	$2,719

Income taxes	$6,486	$1,113

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

The Company has operations in approximately 20 countries and sells its products in approximately 60 countries. On June 29, 2002, Allergan, Inc. (Allergan) transferred its optical medical device business consisting of the ophthalmic surgical and eye care product lines to the Company in connection with a tax-free spin-off. References to the Company and AMO refer to Allergan’s optical medical device business for the three and six months ended June 28, 2002 and to AMO and its subsidiaries for the periods subsequent to the spin-off.

No earnings per share data for the three and six months ended June 28, 2002 is presented as the Company’s earnings were part of Allergan’s earnings through the close of business on June 28, 2002.

Note 2: Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2002. The results of operations for the three and six months ended June 27, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Prior to the spin-off, Allergan did not account for the business that comprises AMO on the basis of separate legal entities, subsidiaries, divisions or segments. The accompanying unaudited condensed consolidated statements of earnings for the three and six months ended June 28, 2002 include those revenues and expenses directly attributable to AMO’s operations and allocations of certain Allergan corporate expenses to AMO. These amounts were allocated to AMO on the basis that was considered by Allergan management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by the Company. All material intercompany balances have been eliminated.

Certain reclassifications of prior year amounts have been made to conform with current year presentation.

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

In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation” (SFAS No. 148), was issued. SFAS No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company commenced quarterly footnote disclosure of the fair value based method of accounting for stock-based employee compensation beginning with the quarter ended March 28, 2003. The pro forma effect to net earnings is presented in Note 6 as if the fair value method had been applied. As the Company decided not to adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation, the new transition alternatives of SFAS No. 148 did not have an effect on the Company’s consolidated financial statements.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 4: Composition of Certain Financial Statement Captions

The components of inventories were as follows:

(In thousands)	June 27, 2003	December 31, 2002
Finished goods, including inventory on consignment with customers of $7,372 and $7,417 in 2003 and 2002, respectively	$39,706	$39,500
Work in process	1,087	1,441
Raw materials	4,093	5,188

	$44,886	$46,129

The components of amortizable intangibles and goodwill were as follows:

Intangibles

	June 27, 2003		December 31, 2002
(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized Intangible Assets:
Licensing	$3,940	$(3,940)	$3,940	$(3,940)
Trademarks	572	(143)	652	(87)

	$4,512	$(4,083)	$4,592	$(4,027)

Amortization expense of intangible assets for the three and six months ended June 27, 2003 and June 28, 2002 was immaterial.

Goodwill

(In thousands)	June 27, 2003	December 31, 2002
Goodwill:
United States	$12,783	$12,783
Japan	25,282	25,474
Manufacturing operations	64,786	64,786

	$102,851	$103,043

There was no activity related to goodwill during the three and six months ended June 27, 2003, except for the impact of foreign currency fluctuations.

Note 5: Debt, Interest Rate Swap Agreements and Guarantor Subsidiaries

At June 27, 2003, the Company had $197.5 million, net of $2.5 million of original issue discount, of 9¼% senior subordinated notes due July 15, 2010 outstanding.

In June 2003, the Company amended and restated its senior credit facility to retire the original $100.0 million term loan, and increase the senior revolving credit facility from $35.0 million to $100.0 million. The amended and restated senior credit facility matures on June 30, 2007. At March 28, 2003, the term loan outstanding balance was $50.0 million which was fully repaid in the quarter ended June 27, 2003. As a result of the prepayment of the term loan, the Company wrote off debt issuance costs of approximately $2.4 million and recognized a realized loss of approximately $2.2 million on an interest rate swap. At June 27, 2003, the Company did not have any borrowings outstanding under the senior credit facility. Approximately $12.2 million of the senior credit facility has been reserved to support letters of credit issued on the Company’s behalf.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Borrowings under the senior credit facility, if any, bear interest at current market rates plus a margin based upon the Company’s ratio of debt to EBITDA, as defined. The incremental interest rate margin decreases as the Company’s ratio of debt to EBITDA decreases to specified levels. Under the senior credit facility, certain transactions may trigger mandatory prepayment of borrowings, if any. Such transactions may include equity or debt offerings, asset sales and extraordinary receipts. The Company pays a quarterly fee (3.20% per annum at June 27, 2003) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.50% per annum at June 27, 2003) on the average unused portion of the senior credit facility.

On June 24, 2003, the Company issued $140.0 million of 3½% convertible senior subordinated notes due April 15, 2023 (Notes). Interest on the Notes is payable on April 15 and October 15 of each year, commencing on October 15, 2003. The Notes are convertible into 48.69 shares of AMO’s common stock for each $1,000 principal amount of Notes (conversion price of $20.54 per share), subject to adjustment. The Notes may be converted, at the option of the holders, on or prior to the final maturity date under certain circumstances, including:

•	during any fiscal quarter commencing after September 30, 2003 if the closing sale price per share of AMO’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter;

•	during the five business days after any five consecutive trading day period in which the trading price of the Notes for each day was less than 95% of the conversion value of the Notes; provided that holders may not convert their Notes in reliance on this provision after April 15, 2018 if on any trading day during such trading period the closing sale price per share of AMO’s common stock was between 100% and 120% of the then current conversion price. This conversion feature represents an embedded derivative. However, based on the deminimis value associated with this feature, no value has been assigned at issuance and at June 27, 2003;

•	during any period, following the earlier of (a) the date the Notes are rated by both Standard & Poor’s Rating Services and Moody’s Investor Services and (b) July 23, 2003, when the credit rating assigned to the Notes by Standard & Poor’s or Moody’s is below CCC+ or Caa2, respectively, or when either of these rating agencies does not rate or no longer rates the Notes, or withdraws the rating assigned to the Notes. This conversion feature represents an embedded derivative. However, based on the deminimis value associated with this feature, no value has been assigned at issuance and at June 27, 2003;

•	if the Notes have been called for redemption; or

•	upon the occurrence of specified corporate events.

Upon conversion, the Company has the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock.

The Company may redeem some or all of the Notes for cash, on or after April 18, 2008 for a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest, if any, to, but excluding, the redemption date.

The Notes contain put options which may require the Company to repurchase all or a portion of the Notes on April 15, 2008, 2013 and 2018 at a repurchase price of 100% of the principal amount plus accrued and unpaid interest, including contingent interest, if any, to, but excluding the repurchase date. The Company may choose to pay the repurchase price in cash, shares of common stock or a combination of cash and shares of common stock.

Beginning with the six-month interest period commencing April 15, 2008, holders of the Notes will receive contingent interest payments during any six-month interest period if the trading price of the Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the Notes. The contingent interest payable will equal 0.25% of the average trading price of $1,000 principal amount of Notes during the five trading days immediately preceding the first day of the applicable six-month interest period. This contingent interest payment feature represents an embedded derivative. However, based on the deminimis value associated with this feature, no value has been assigned at issuance and at June 27, 2003.

Part of the proceeds from the issuance of the Notes will be used to repurchase a portion of the 9¼% senior subordinated notes. On June 18, 2003, the Company commenced a “Modified Dutch Auction” tender, as amended, to purchase up to $115.0 million aggregate principal amount of the 9¼% senior subordinated notes at a purchase price per $1,000 principal amount at maturity of not greater than $1,150.00 and not less than $1,112.00. The tender offer expires on July 18, 2003.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The senior credit facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and interest coverage ratios. Certain covenants under the senior credit facility and the indenture relating to the senior subordinated notes also limit the incurrence of additional indebtedness. The senior credit facility prohibits dividend payments. The Company was in compliance with these covenants at June 27, 2003.

The aggregate stated maturity of total long-term debt is $340.0 million after 2007 (See Note 13).

The Company had previously entered into various interest rate swap agreements which effectively converted the interest rate on $150.0 million of the senior subordinated notes from a fixed to a floating rate and converted the interest rate on $50.0 million of term loan borrowings from a floating rate to a fixed rate. The interest rate swaps had maturity dates beginning in 2005 and qualified as either fair value or cash flow hedges. Changes in fair value of the interest rate swap agreement qualifying as a cash flow hedge were recorded in other comprehensive income to the extent such changes were effective and as long as the cash flow hedge requirements were met.

In May 2003 and October 2002, the Company realized the value of certain interest rate swaps qualifying as fair value hedges. The Company received approximately $14.8 million, of which approximately $6.3 million represented the net settlement of the accrued but unpaid amount between the Company and the swap counterparties. The remaining amount of approximately $8.5 million was recorded as an adjustment to the carrying amount of the senior subordinated notes as a premium and is amortized over the remaining life of the notes. At June 27, 2003, the unamortized realized gain on these interest rate swaps was $7.9 million.

In May 2003, the Company terminated the interest rate swap qualifying as a cash flow hedge. The Company paid approximately $2.4 million and included the related loss of approximately $2.3 million as a component of accumulated other comprehensive income. As a result of the prepayment of the term loan, the loss on the interest rate swap has been fully recognized as interest expense as of June 27, 2003.

In connection with the issuance of the senior subordinated notes, one of the Company’s subsidiaries (Guarantor Subsidiary) jointly, fully, severally and unconditionally guaranteed such notes. Pursuant to the Securities and Exchange Commission regulations, certain condensed financial information about the Parent, Guarantor Subsidiary and Non-Guarantor Subsidiaries is required to be disclosed. The following provides this required financial information subsequent to the spin-off.

Condensed Consolidated Statement of Operations – Three months ended June 27, 2003 (In thousands)	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$49,675	—	143,117	(40,656)	$152,136
Operating costs and expenses:
Cost of sales	24,585	—	62,944	(30,832)	56,697
Selling, general and administrative	23,724	—	46,175	—	69,899
Research and development	7,324	—	1,632	—	8,956

Operating income (loss)	(5,958)	—	32,366	(9,824)	16,584
Non-operating income (expense)	18,784	26,041	26,857	(80,867)	(9,185)

Earnings (loss) before income taxes	12,826	26,041	59,223	(90,691)	7,399
Provision (benefit) for income taxes	(2,426)	2,950	2,506	—	3,030

Net earnings (loss)	$15,252	23,091	56,717	(90,691)	$4,369

Condensed Consolidated Statement of Operations – Six months ended June 27, 2003 (In thousands)	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$93,594	—	269,442	(79,724)	$283,312
Operating costs and expenses:
Cost of sales	45,567	—	120,860	(59,710)	106,717
Selling, general and administrative	47,120	—	90,388	(1)	137,507
Research and development	15,077	—	2,663	—	17,740

Operating income (loss)	(14,170)	—	55,531	(20,013)	21,348
Non-operating income (expense)	32,164	26,041	41,071	(113,377)	(14,101)

Earnings (loss) before income taxes	17,994	26,041	96,602	(133,390)	7,247
Provision (benefit) for income taxes	(2,445)	2,950	2,466	—	2,971

Net earnings (loss)	$20,439	23,091	94,136	(133,390)	$4,276

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Condensed Consolidated Balance Sheet – June 27, 2003 (In thousands)	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and equivalents	$103,359	—	44,761	—	$148,120
Trade receivables, net	18,943	—	113,443	—	132,386
Inventories	16,292	—	28,594	—	44,886
Other current assets	9,939	—	9,377	—	19,316

Total current assets	148,533	—	196,175	—	344,708
Property, plant and equipment, net	13,356	—	26,895	—	40,251
Other assets	276,782	200,614	229,313	(660,275)	46,434
Goodwill and intangibles, net	13,111	—	125,739	(35,570)	103,280

Total assets	$451,782	200,614	578,122	(695,845)	$534,673

Liabilities and stockholders’ equity:
Current portion of long-term debt	$—	—	—	—	$—
Accounts payable and accrued expenses	(7,378)	2,950	79,854	26,797	102,223

Total current liabilities	(7,378)	2,950	79,854	26,797	102,223
Long-term debt, net of current portion	345,476	—	—	—	345,476
Other liabilities	4,343	—	6,632	—	10,975

Total liabilities	342,441	2,950	86,486	26,797	458,674
Total stockholders’ equity	109,341	197,664	491,636	(722,642)	75,999

Total liabilities and stockholders’ equity	$451,782	200,614	578,122	(695,845)	$534,673

Condensed Consolidated Balance Sheet – December 31, 2002 (In thousands)	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and equivalents	$5,388	—	75,190	—	$80,578
Trade receivables, net	20,152	—	101,455	—	121,607
Inventories	20,092	—	26,037	—	46,129
Other current assets	12,797	—	13,383	—	26,180

Total current assets	58,429	—	216,065	—	274,494
Property, plant and equipment, net	13,197	—	26,633	—	39,830
Other assets	323,681	200,614	230,955	(709,976)	45,274
Goodwill and intangibles, net	13,111	—	123,141	(32,644)	103,608

Total assets	$408,418	200,614	596,794	(742,620)	$463,206

Liabilities and stockholders’ equity:
Current portion of long-term debt	$750	—	—	—	$750
Accounts payable and accrued expenses	36,627	—	49,130	21,697	107,454

Total current liabilities	37,377	—	49,130	21,697	108,204
Long-term debt, net of current portion	277,559	—	—	—	277,559
Other liabilities	5,838	—	5,921	—	11,759

Total liabilities	320,774	—	55,051	21,697	397,522
Total stockholders’ equity	87,644	200,614	541,743	(764,317)	65,684

Total liabilities and stockholders’ equity	$408,418	200,614	596,794	(742,620)	$463,206

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Condensed Consolidated Statement of Cash Flows – Six months ended June 27, 2003 (In thousands)	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$22,527	—	(9,426)	$13,101

Cash flows from investing activities:
Additions to property, plant and equipment	(1,080)	—	(3,299)	(4,379)
Additions to capitalized internal-use software	—	—	(33)	(33)
Additions to demonstration and bundled equipment	(1,844)	—	(1,862)	(3,706)
Proceeds from the sale of property, plant and equipment	—	—	199	199

Net cash used in investing activities	(2,924)	—	(4,995)	(7,919)

Cash flows from financing activities:
Proceeds from issuance of senior subordinated notes	140,000	—	—	140,000
Net intercompany borrowings (repayments)	16,664	—	(16,664)	—
Repayment of long-term debt	(75,000)	—	—	(75,000)
Financing related costs	(6,196)	—	—	(6,196)
Proceeds from issuance of common stock	2,438	—	—	2,438
Net proceeds from settlement of interest rate swaps	582	—	—	582
Purchase of treasury stock	(120)	—	—	(120)

Net cash provided by (used in) financing activities	78,368	—	(16,664)	61,704
Effect of exchange rates on cash and equivalents	—	—	656	656

Net increase (decrease) in cash and equivalents	97,971	—	(30,429)	67,542
Cash and equivalents at beginning of period	5,388	—	75,190	80,578

Cash and equivalents at end of period	$103,359	—	44,761	$148,120

Note 6: Stock-Based Compensation

The Company measures stock-based compensation for option grants to employees and members of the board of directors using the intrinsic value method. Restricted stock awards were valued based on the market price of a share of nonrestricted stock on the grant date. No compensation expense has been recognized for stock-based incentive compensation plans other than for restricted stock awards. Had compensation expense for the Company’s stock options and employee stock purchase plans been recognized based upon the fair value for awards granted, the Company’s net earnings would have been decreased to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended June 27, 2003	Six Months Ended June 27, 2003
Net earnings:
As reported	$4,369	$4,276
Stock-based compensation expense included in reported net earnings, net of tax	15	15
Stock-based compensation expense determined under fair value based method, net of tax	(1,217)	(2,597)

Pro forma	$3,167	$1,694

Earnings per share:
As reported:

Basic	$0.15	$0.15

Diluted	$0.15	$0.14

Pro forma – Basic and Diluted	$0.11	$0.06

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

These pro forma effects are not indicative of future amounts. The Company expects to grant additional awards in the future. For the three and six months ended June 28, 2002, the pro forma net earnings would be the same as the actual reported net earnings, as there were no AMO options in existence prior to the spin-off.

Note 7: Arrangements with Allergan

Prior to June 29, 2002, the Company participated in various Allergan administered functions including shared services surrounding selling, general and administrative expenses, retirement and other post retirement benefit plans, income taxes and cash management. The allocated portion of the expenses for these shared services for the three and six months ended June 28, 2002 were $15.0 million and $23.2 million, respectively, and are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of earnings.

Prior to June 29, 2002, the Company entered into several agreements with Allergan in connection with, among other things, transitional services, employee matters, manufacturing and tax sharing. These agreements generally require the Company to indefinitely indemnify Allergan from liabilities related to the business contributed to AMO.

The transitional services agreement set forth charges generally intended to allow Allergan to fully recover the allocated costs of providing certain services, plus all out-of-pocket expenses, except that AMO paid to Allergan a commission related to AMO products that were sold by Allergan during the transition period. The Company recovered costs from Allergan in a similar manner for services provided by AMO.

Under the manufacturing agreement, Allergan manufactures certain eye care products and VITRAX® viscoelastics for a period of up to three years from the date of the spin-off. The Company purchases these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. During the three and six months ended June 27, 2003, the Company purchased $18.2 million and $36.8 million, respectively, of product from Allergan. On an annual basis, a pricing “true up” calculation is to be performed during the first calendar quarter. This “true up” calculation is based upon the actual volume of products shipped by Allergan to AMO during the preceding year versus the forecasted volume submitted by AMO that was used to calculate the invoiced prices. During the year, the Company periodically reviews the volume of purchases and accrues for estimated shortfalls, if any.

The following table summarizes the charges and payment from Allergan for the above-mentioned services (in thousands):

	Three Months Ended June 27, 2003	Six Months Ended June 27, 2003
Selling, general and administrative expenses, net of $255 and $551 charged to Allergan	$680	$1,862

Research and development	65	269

Manufacturing “true up” payment received	—	(629)

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

The Company and Allergan have made representations to each other and to the Internal Revenue Service in connection with the private letter ruling that Allergan received regarding the tax-free nature of the spin-off of the Company’s common stock by Allergan to its stockholders. If either the Company or Allergan breaches its representations to the other or to the Internal Revenue Service, or if the

Company or Allergan takes or fails to take, as the case may be, actions that result in the spin-off failing to meet the requirements of a tax-free spin-off pursuant to Section 355 of the Internal Revenue Code, the party in breach will indemnify the other party for any and all resulting taxes.

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

Note 9: Earnings Per Share

Basic earnings per share are calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by adjusting weighted average outstanding shares, assuming the conversion of all potentially dilutive stock options and awards.

The following represents a reconciliation from basic earnings per share to diluted earnings per share (in thousands except per share data):

	Three Months Ended June 27, 2003	Six Months Ended June 27, 2003
Net earnings	$4,369	$4,276

Basic shares outstanding	29,018	28,887
Dilutive effective of stock options and awards	937	937

Diluted shares outstanding	29,955	29,824

Basic earnings per share	$0.15	$0.15

Diluted earnings per share	$0.15	$0.14

The effect of approximately 6.8 million common shares related to the assumed conversion of the $140.0 million convertible senior subordinated notes due 2023 has been excluded from the computation of diluted earnings per share for both periods presented because none of the conditions that would permit conversion had been satisfied during the periods.

Note 10: Other Comprehensive Income

The following table summarizes components of comprehensive income (in thousands):

	Three Months Ended
	June 27, 2003			June 28, 2002
	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount
Unrealized gain (loss) on derivatives	$4,354	$(1,785)	$2,569	$(2,028)	$771	$(1,257)
Reclassification adjustment for realized loss on derivatives included in net earnings	(2,263)	928	(1,335)	—	—	—
Foreign currency translation adjustments	1,819	(814)	1,005	3,028	—	3,028

Net earnings			4,369			6,560

Total comprehensive income			$6,608			$8,331

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Six Months Ended
	June 27, 2003			June 28, 2002
	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount
Unrealized gain (loss) on derivatives	$4,252	$(1,745)	$2,507	$(2,028)	$771	$(1,257)
Reclassification adjustment for realized loss on derivatives included in net earnings	(2,263)	928	(1,335)	—	—	—
Foreign currency translation adjustments	5,242	(2,149)	3,093	2,521	—	2,521

Net earnings			4,276			11,286

Total comprehensive income			$8,541			$12,550

Note 11: Business Segment Information

The Company operates in regions or geographic operating segments. The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 25.1% and 29.0% of total net sales for the three months ended June 27, 2003 and June 28, 2002, respectively, and 25.7% and 29.7% of total net sales for the six months ended June 27, 2003 and June 28, 2002, respectively. Additionally, sales in Japan represented 27.5% and 25.8% of total net sales for the three months ended June 27, 2003 and June 28, 2002, respectively, and 27.0% and 25.6% of total net sales for the six months ended June 27, 2003 and June 28, 2002, respectively. No other country, or single customer, generates over 10% of total net sales.

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

Geographic Operating Segments

	Property, Plant and Equipment
(In thousands)	June 27, 2003	December 31, 2002
United States	$13,357	$13,197
Europe/Africa/Asia Pacific	3,970	3,881
Japan	1,670	1,545
Other	65	70

Segments total	19,062	18,693
Manufacturing operations	21,189	21,137

Total	$40,251	$39,830

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Geographic Operating Segments (continued)

	Net Sales		Operating Income (Loss)
	Three Months Ended
(In thousands)	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
United States	$38,218	$39,924	$9,995	$8,764
Europe/Africa/Asia Pacific	65,831	54,862	13,648	10,514
Japan	41,815	35,524	13,538	13,997
Other	6,272	7,368	503	512

Segments total	152,136	137,678	37,684	33,787
Manufacturing operations	—	—	7,735	831
Research and development	—	—	(8,956)	(7,884)
Elimination of inter-company profit	—	—	(9,365)	(6,166)
General corporate	—	—	(10,514)	(3,808)

Total	$152,136	$137,678	$16,584	$16,760

	Net Sales		Operating Income (Loss)
	Six Months Ended
(In thousands)	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
United States	$72,948	$74,785	$16,252	$14,035
Europe/Africa/Asia Pacific	121,739	99,127	22,258	16,132
Japan	76,597	64,448	22,282	21,977
Other	12,028	13,316	904	557

Segments total	283,312	251,676	61,696	52,701
Manufacturing operations	—	—	15,193	1,949
Research and development	—	—	(17,740)	(14,868)
Elimination of inter-company profit	—	—	(18,673)	(10,680)
General corporate	—	—	(19,128)	(3,775)

Total	$283,312	$251,676	$21,348	$25,327

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

Net Sales by Product Line

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Ophthalmic Surgical	$78,308	$70,901	$145,825	$128,313
Eye Care	73,828	66,777	137,487	123,363

Total Net Sales	$152,136	$137,678	$283,312	$251,676

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 12: Litigation

The Company is involved in various litigation and claims arising in the normal course of business. Additionally, the Company is obligated to indemnify Allergan regarding pre-spin-off liabilities associated with AMO’s business and for one-third of certain employee-related matters. The Company maintains accruals for losses that are expected to be incurred. Although the ultimate outcome of any pending litigation or claims cannot be ascertained at this time, the Company believes that the liability, if any, resulting from the aggregate amount of uninsured damages not previously accrued for outstanding lawsuits and asserted claims will not have a material adverse effect on the Company’s consolidated financial statements.

Note 13: Subsequent Events

On July 17, 2003, a subsidiary of the Company entered into an agreement with Alcon CUSI, S.A., a subsidiary of Alcon, Inc., to purchase an existing Alcon manufacturing facility in Madrid, Spain. The Company will pay approximately $22 million for the facility, which will be utilized to manufacture AMO eye care products. The transaction is expected to close in early November 2003, subject to the satisfaction of regulatory requirements and customary closing conditions.

On July 23, 2003, the Company consummated the previously announced “Modified Dutch Auction” tender offer for $115.0 million aggregate principal amount of outstanding 9¼% senior subordinated notes due 2010. As a result of the purchase of the senior subordinated notes, the Company recorded a charge of approximately $18.6 million for the premium paid on the notes and for the write-off of the pro-rata portion of capitalized debt related costs.

ADVANCED MEDICAL OPTICS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR

THE QUARTER ENDED JUNE 27, 2003

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

Separation from Allergan

On June 29, 2002, Allergan transferred its optical medical device business consisting of the ophthalmic surgical and eye care product lines to us in connection with a tax-free spin-off. The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 28, 2002 include those revenues and expenses directly attributable to our operations and allocations of certain Allergan corporate expenses. These amounts were allocated on a basis that was considered by Allergan management to reflect most fairly or reasonably the utilization of the services provided to us or the benefit obtained by us. All material intercompany balances have been eliminated. The financial information included herein does not necessarily reflect what the financial position and results of our operations would have been had we operated as a stand-alone public entity during the pre-spin-off period presented, and may not be indicative of our future operations or financial position.

Prior to the spin-off, we participated in various Allergan administered functions including shared services surrounding selling, general and administrative expenses, retirement and other post retirement benefit plans, income taxes and cash management. Our allocated portions of these expenses for these shared services are included in selling, general and administrative expenses in our unaudited condensed consolidated statements of earnings. The allocated portion of the expenses for these shared services for the three and six months ended June 28, 2002 were $15.0 million and $23.2 million, respectively.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 2003

OVERVIEW (Continued)

Prior to the spin-off, we entered into several agreements with Allergan in connection with, among other things, transitional services, employee matters, manufacturing and tax sharing.

The transitional services agreement set forth charges generally intended to allow Allergan to fully recover the allocated costs of providing certain services, plus all out-of-pocket expenses, except that we paid to Allergan a commission related to our products that were sold by Allergan during the transition period. We recovered costs from Allergan in a similar manner for services provided by us.

Under the manufacturing agreement, Allergan manufactures certain eye care products and VITRAX® viscoelastics for a period of up to three years from the date of the spin-off. We purchase these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. During the three and six months ended June 27, 2003, we purchased $18.2 million and $36.8 million, respectively, of product from Allergan. On an annual basis, a pricing “true up” calculation is to be performed during the first calendar quarter. This “true up” calculation is based upon the actual volume of products shipped by Allergan to us during the preceding year versus the forecasted volume submitted by us that was used to calculate the invoiced prices. During the year, we periodically review the volume of purchases and accrue for estimated shortfalls, if any. In March 2003, we received a payment of $0.6 million from Allergan based upon the “true up” calculation for the period subsequent to the spin-off through December 31, 2002. This payment has been recorded as a credit to cost of sales in the accompanying unaudited condensed consolidated statement of earnings.

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

The allowance for doubtful accounts is determined by analyzing specific customer accounts and assessing the risk of uncollectibility based on insolvency, disputes or other collection issues. In addition, we routinely analyze the different receivable aging categories and establish allowances based on the length of time receivables are past due.

Inventories

Inventories are valued at the lower of first-in, first-out cost or market. On a regular basis, we evaluate inventory balances for excess quantities and obsolescence by analyzing estimated demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reduced, if necessary.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 2003

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

RESULTS OF OPERATIONS

Net Sales. The following table compares net sales by product line for the three month and six months ended June 27, 2003 and June 28, 2002:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Ophthalmic Surgical	$78,308	$70,901	$145,825	$128,313
Eye Care	73,828	66,777	137,487	123,363

Total Net Sales	$152,136	$137,678	$283,312	$251,676

Domestic	25.1%	29.0%	25.7%	29.7%
International	74.9%	71.0%	74.3%	70.3%

Net sales increased $14.5 million, or 10.5%, to $152.1 million in the three months ended June 27, 2003 from $137.7 million in the three months ended June 28, 2002. Net sales for the six months ended June 27, 2003 were $283.3 million, a 12.6% increase from the comparable 2002 amount.

The increase in net sales in the three and six months ended June 27, 2003 compared with the same periods last year was primarily the result of an increase in sales of our ophthalmic surgical products and favorable foreign currency changes. Foreign currency fluctuations increased sales by $13.1 million, or 9.5%, and $25.1 million, or 10%, in the three and six months ended June 27, 2003, respectively, as compared to average rates in effect in the prior year periods.

Global sales of our ophthalmic surgical products increased $7.4 million, or 10.4%, and increased $17.5 million, or 13.6%, in the three and six months ended June 27, 2003, respectively, compared with the same periods last year. In the United States, sales of our ophthalmic surgical products increased $0.5 million, or 1.9%, in the three months ended June 27, 2003 and increased $2.0 million, or 4.0%, in the six months ended June 27, 2003 compared with the same periods last year, primarily due to increases in sales of the SENSAR® and CLARIFLEX® intraocular lenses and refractive surgical products. International sales of our ophthalmic surgical products increased $6.9 million, or 15.8%, and increased $15.5 million, or 19.8%, in the three and six months ended June 27, 2003, respectively, compared with the same periods last year, primarily due to increases in sales of the SENSAR® intraocular lens, phacoemulsification equipment and refractive surgical products and favorable currency changes. Foreign currency fluctuations increased international ophthalmic surgical sales by $6.5 million, or 9.1%, and by $12.2 million, or 9.5%, in the three and six months ended June 27, 2003, respectively. We believe that global sales of ophthalmic surgical products will continue to grow due to the successful launch of our SOVEREIGN® COMPACT™ phacoemulsification system, increased sales of the SENSAR® and the CLARIFLEX® intraocular lenses, both with the OPTIEDGE™ design, and increased sales of refractive surgical products.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 2003

RESULTS OF OPERATIONS (continued)

Global sales of our eye care products increased $7.1 million, or 10.6%, and increased $14.1 million, or 11.4%, in the three and six months ended June 27, 2003, respectively, as compared with the same periods last year. Sales of our eye care products in the United States decreased $2.2 million, or 17.1%, and decreased $3.8 million, or 15.6%, in the three and six months ended June 27, 2003, respectively, as compared with the same periods last year primarily due to the continued reduction of sales of lower-margin private label eye care products and peroxide-based disinfection systems. International sales of our eye care products increased $9.3 million, or 17.2%, and increased $17.9 million, or 18.2%, in the three and six months ended June 27, 2003, respectively, as compared with the same periods last year primarily due to an increase in sales of our COMPLETE® branded products and favorable currency changes. Foreign currency fluctuations increased international eye care sales by $6.7 million, or 10.0%, and by $12.9 million, or 10.4%, in the three and six months ended June 27, 2003, respectively. We believe that global eye care sales will continue to grow due to increased sales of our COMPLETE® branded products and continued sales growth in Europe and Japan.

Gross margin. Our gross margin was 62.7% of net sales in the three months ended June 27, 2003, an increase of 1.5 percentage points from the comparable prior year period. Our gross margin was 62.3% of net sales in the six months ended June 27, 2003, an increase of 1.1 percentage points from the comparable prior year period. The increase in gross margin as a percent of net sales in the three and six months ended June 27, 2003 as compared to the same periods last year was primarily due to a change in product sales mix to higher margin surgical products, including the SENSAR® and CLARIFLEX® intraocular lenses, and growth in the COMPLETE® branded line of eye care solutions. We expect our eye care product gross margin percentage to be impacted by our manufacturing agreement with Allergan and temporarily impacted subsequent to the acquisition of the manufacturing facility in Spain, largely offset by improved ophthalmic surgical product gross margins and continued growth in sales of our COMPLETE® branded products.

Selling, general and administrative. Selling, general and administrative expenses were $69.9 million, or 45.9% of net sales, and $137.5 million, or 48.5% of net sales, in the three and six months ended June 27, 2003, respectively, compared to $59.6 million, or 43.3% of net sales, and $113.8 million, or 45.2% of net sales, in the three and six months ended June 28, 2002. The increase in selling, general and administrative expenses was primarily a result of our continued investment in the global eye care business and increased expenses incurred due to our operations as an independent public company.

Research and development. Research and development expenses were $9.0 million, or 5.9% of net sales, and $17.7 million, or 6.3% of net sales in the three and six months ended June 27, 2003, respectively, compared to $7.9 million, or 5.7% of net sales, and $14.9 million, or 5.9% of net sales, in the three and six months ended June 28, 2002. The increase in research and development was due primarily to the research efforts in the ophthalmic surgical business. We expect research and development expenses as a percentage of net sales to be in the range of 6.0% to 6.5% by the end of 2003. Our continued investment in research and development has yielded new products, such as our new SOVEREIGN® COMPACT™ phacoemulsification system and our next generation multi-purpose solution, COMPLETE® MoisturePLUS™.

Non-operating expense. Non-operating expense was $9.2 million and $14.1 million in the three and six months ended June 27, 2003, respectively, compared to $6.2 million and $7.1 million in the three and six months ended June 28, 2002, respectively. Interest expense increased $8.2 million and $12.4 million in the three and six months ended June 27, 2003, respectively, as compared with the same periods last year primarily due to the debt incurred just prior to the spin-off and the write-off of unamortized debt issuance costs and recognition of a realized loss on an interest rate swap upon full repayment of our term loan entered into in June 2002. Additionally, we recorded an immaterial unrealized gain on foreign currency derivative instruments in the three months ended June 27, 2003, and an unrealized loss of $0.3 million in the six months ended June 27, 2003, respectively, compared to an unrealized loss of $1.7 million and $1.9 million in the three and six months ended June 28, 2002, respectively. We record as “unrealized (gain) loss on derivative instruments” the mark to market adjustments on the outstanding foreign currency options which we entered into or were allocated as part of Allergan’s overall risk management strategy to reduce the volatility of expected earnings in currencies other than the U.S. dollar. The three and six months ended June 28, 2002 include early debt extinguishment costs of $3.5 million associated with the prepayment of debt in Japan.

Income taxes. The effective tax rate for the three and six months ended June 27, 2003 was 41.0% compared to the effective tax rate of 38.0% for the three and six months ended June 28, 2002. Income taxes are provided on taxable income at the statutory rates applicable to such income. We have provided for U.S. federal income taxes and foreign withholding taxes on the portion of undistributed earnings of non-U.S. subsidiaries expected to be remitted.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 2003

RESULTS OF OPERATIONS (continued)

We believe our future effective income tax rate may vary depending on our mix of domestic and international taxable income or loss and the various tax and treasury methodologies that we implement, including our policy regarding repatriation of future accumulated foreign earnings.

Net earnings. Net earnings for the three and six months ended June 27, 2003 were $4.4 million and $4.3 million, respectively, compared to $6.6 million and $11.3 million in the three and six months ended June 28, 2002, respectively. The $2.2 million decrease in net earnings for the three months ended June 27, 2003 as compared to the same period last year is primarily the result of the increase in non-operating expense due to increased interest expense partially offset by a lower provision for income taxes. The $7.0 million decrease in net earnings for the six months ended June 27, 2003 as compared to the same period last year is primarily the result of the $4.0 million decrease in operating income due to the additional costs of our operations as an independent public company and the increase in non-operating expense due to increased interest expense partially offset by a lower provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms.

Historically, we have generated cash from operations in excess of working capital requirements, and we expect to do so in the future. The net cash provided by operating activities was $13.1 million in the six months ended June 27, 2003 compared to $50.4 million in the six months ended June 28, 2002. Operating cash flow decreased in the six months ended June 27, 2003 compared to the six months ended June 28, 2002 primarily as a result of lower net earnings due to the additional costs of our operations as an independent company and increased interest expense, a decrease in accrued expenses and other liabilities and an increase in accounts receivable, partially offset by a decrease in other current assets.

Net cash used in investing activities was $7.9 million and $12.3 million in the six months ended June 27, 2003 and June 28, 2002, respectively. Expenditures for property, plant and equipment totaled $4.4 million and $8.7 million in the six months ended June 27, 2003 and June 28, 2002, respectively. The decrease in expenditures in 2003 as compared to the same period last year is primarily due to the large amount of improvements in 2002 to our leased headquarters. We expect to invest approximately $16.0 million to $20.0 million in property, plant and equipment in 2003 excluding the planned purchase of the manufacturing facility in Madrid, Spain. We plan to finance the approximately $22 million purchase of this facility with available cash and borrowings under our senior credit facility. Expenditures for demonstration (demo) and bundled equipment, primarily phacoemulsification and microkeratome surgical equipment, were $3.7 million and $2.7 million in the six months ended June 27, 2003 and June 28, 2002, respectively. We maintain demo and bundled equipment to facilitate future sales of similar equipment and related products to our customers. We expect to invest approximately $7.0 million to $9.0 million in demo and bundled equipment in 2003. Expenditures for capitalized internal-use software were immaterial and $0.9 million in the six months ended June 27, 2003 and June 28, 2002, respectively. We expect to invest approximately $1.0 million to $3.0 million in capitalized internal-use software in 2003.

Net cash provided by financing activities was $61.7 million in the six months ended June 27, 2003, which was primarily comprised of $140.0 million of long-term borrowings partially offset by long-term debt repayments of $75.0 million and financing related costs of $6.2 million. Net cash provided by financing activities was $37.4 million in the six months ended June 28, 2002, which was comprised of $305.6 million of long-term debt borrowings partially offset by long-term debt repayments of $111.4 million, financing related costs of $10.3 million and $146.6 million of distributions to Allergan, net of advances. A majority of cash generated from operations prior to June 28, 2002 was transferred to Allergan. Net transfers to Allergan ceased as of June 28, 2002 as a result of the spin-off.

As of the spin-off date, we incurred $300.0 million of debt. We used approximately $258.1 million of these credit facilities to repay indebtedness borrowed from Allergan to purchase various assets from Allergan, make a distribution to Allergan in exchange for various assets contributed to us and repay a portion of Allergan’s debt assumed by us in connection with the spin-off. As of June 27, 2003, we had repaid $100.0 million of this debt.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 2003

LIQUIDITY AND CAPITAL RESOURCES (continued)

In June 2003, we amended and restated our senior credit facility to retire the original $100.0 million term loan, and increase the senior revolving credit facility from $35.0 million to $100.0 million. The amended and restated senior credit facility matures on June 30, 2007. As of June 27, 2003, we had no borrowings outstanding under this senior credit facility. Additionally, in June 2003, we consummated the private offering of $140.0 million of 3 1/2% convertible senior subordinated notes due 2023. Part of the proceeds from this private offering was used to repurchase $115.0 million aggregate principle amount of our 9 1/4% senior subordinated notes in July 2003. As a result of the purchase of the senior subordinated notes, we recorded a charge of approximately $18.6 million for the premium paid on the notes and for the write-off of the pro-rata portion of capitalized debt related costs.

Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from some of our non-U.S. subsidiaries will result in additional tax costs. However, these cash balances are generally available without legal restriction to fund ordinary business operations.

We believe that the net cash provided by our operating activities, supplemented as necessary with borrowings available under our senior credit facility and existing cash and equivalents, will provide sufficient resources to meet our working capital requirements, debt service and other cash needs over the next year.

We are partially dependent upon the reimbursement policies of government and private health insurance companies. Government and private sector initiatives to limit the growth of health care costs, including price regulation and competitive pricing, are continuing in many countries where we do business. As a result of these changes, the marketplace has placed increased emphasis on the delivery of more cost-effective medical therapies. While we have been unaware of significant price resistance resulting from the trend toward cost containment, changes in reimbursement policies and other reimbursement methodologies and payment levels could have an adverse effect on our pricing flexibility.

Additionally, the current trend among U.S. hospitals and other customers of medical device manufacturers is to consolidate into larger purchasing groups to enhance purchasing power. The enhanced purchasing power of these larger customers may also increase the pressure on product pricing, although we are unable to estimate the potential impact at this time.

Inflation. Although at reduced levels in recent years, inflation may cause upward pressure on the cost of goods and services used by us. The competitive and regulatory environments in many markets substantially limit our ability to fully recover these higher costs through increased selling prices. We continually seek to mitigate the adverse effects of inflation through cost containment and improved productivity and manufacturing processes.

Foreign currency fluctuations. Approximately 74% of our revenues for the six months ended June 27, 2003 were derived from operations outside the United States, and a significant portion of our cost structure is denominated in currencies other than the U.S. dollar. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

The impact of foreign currency fluctuations on sales was a $13.1 million increase and a $25.1 million increase for the three and six months ended June 27, 2003, respectively, and a $0.1 million increase and a $5.6 million decrease for the three and six months ended June 28, 2002, respectively.

Contractual obligations. The following represents a list of our material contractual obligations and commitments (see Note 13 to the Unaudited Condensed Consolidated Financial Statements):

	Payments Due by Year
(in millions)	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$—	—	—	—	—	340.0	$340.0
Lease obligations	14.0	11.5	6.2	4.6	4.1	30.4	70.8
IT services	5.4	5.4	5.4	5.2	4.7	—	26.1

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

Interest rate risk. Our $340.0 million of fixed rate debt is comprised solely of domestic borrowings.

We had previously entered into various interest rate swap agreements which effectively converted the interest rate on $150.0 million of the senior subordinated notes from a fixed to a floating rate and converted the interest rate on $50.0 million of term loan borrowings from a floating rate to a fixed rate. The interest rate swaps had maturity dates beginning in 2005 and qualified as either fair value or cash flow hedges. Changes in fair value of the interest rate swap agreement qualifying as a cash flow hedge were recorded in other comprehensive income to the extent such changes were effective and as long as the cash flow hedge requirements were met.

In May 2003 and October 2002, we realized the value of interest rate swaps qualifying as fair value hedges. We received approximately $14.8 million, of which approximately $6.3 million represented the net settlement of the accrued but unpaid amount between us and the swap counterparties. The remaining amount of approximately $8.5 million was recorded as an adjustment to the carrying amount of the senior subordinated notes as a premium and is amortized over the remaining life of the notes. At June 27, 2003, the unamortized realized gain on these interest rate swaps was $7.9 million.

In May 2003, we terminated the interest rate swap qualifying as a cash flow hedge. We paid approximately $2.4 million and included the related loss of approximately $2.3 million as a component of accumulated other comprehensive income. As a result of the prepayment of the term loan, the loss on the interest rate swap has been fully recognized as interest expense as of June 27, 2003.

As all our borrowings are fixed rate debt, fluctuations in market interest rates would have no impact on our interest expense.

The table below presents information about our debt obligations as of June 27, 2003 (see Note 13 to the Unaudited Condensed Consolidated Financial Statements):

	June 27, 2003
	Maturing in							Fair Market Value
	2003	2004	2005	2006	2007	Thereafter	Total
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$200,000	$200,000	$211,720
Weighted Average Interest Rate						9.25%	9.25%
Fixed Rate	$—	$—	$—	$—	$—	$140,000	$140,000	$140,358
Weighted Average Interest Rate						3.50%	3.50%
Total Debt Obligations	$—	$—	$—	$—	$—	$340,000	$340,000	$352,078
Weighted Average Interest Rate						6.88%	6.88%

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

The foreign currency options are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in Japanese yen and the euro. As a result, the changes in the fair value of foreign currency option contracts are recorded through earnings as “Unrealized (gain) loss on derivative instruments” while any realized gains or losses on expired contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. The premium cost of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized over the life of the options.

Prior to the spin-off and as part of Allergan’s risk management strategy, foreign exchange forward contracts were entered into to protect the value of foreign currency denominated intercompany receivables and the changes in the fair value of the foreign currency forward contracts were economically designed to offset the changes in the revaluation of the foreign currency denominated intercompany receivables. As a result, our allocated portion of current changes in both the foreign currency forward contracts and revaluation of the foreign currency denominated intercompany receivables was recorded through “Other, net” in the accompanying unaudited condensed consolidated statements of earnings.

At June 27, 2003, the aggregate notional and average strike amounts of our outstanding yen and euro currency option contracts were $45.3 million and 125.77, and $35.7 million and 1.02, respectively. The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The fair value of these foreign currency option contracts was $0.5 million at June 27, 2003. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of June 27, 2003. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

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

In April 2003, Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149), was issued. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. We do not believe that the adoption of SFAS No. 149 will have a material impact on our consolidated financial statements.

In May 2003, Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), was issued. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that adoption of SFAS No. 150 will have a material impact on our consolidated financial statements.

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES

Certain statements we made in this report and in other reports and statements released by us constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as comments which express our opinions about trends and factors which may impact future operating results. Disclosures that use words such as we “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by us about our businesses including, without limitation, the factors discussed below:

•	WE HAVE A LIMITED HISTORY OPERATING AS AN INDEPENDENT COMPANY UPON WHICH YOU CAN EVALUATE US. Financial information for all periods prior to June 29, 2002 includes those revenues and expenses directly attributable to our operations and allocations of certain Allergan corporate expenses. Such financial information does not necessarily reflect what the results of our operations would have been as a stand-alone public entity.

•	OUR ABILITY TO ENGAGE IN ACQUISITIONS AND OTHER STRATEGIC TRANSACTIONS USING OUR STOCK IS SUBJECT TO LIMITATIONS BECAUSE OF THE FEDERAL INCOME TAX REQUIREMENTS FOR A TAX-FREE SPIN-OFF. In addition, our tax sharing agreement and contribution and distribution agreement with Allergan may limit our ability to use our stock for acquisitions and other similar strategic transactions.

•	WE MAY BE REQUIRED TO SATISFY CERTAIN INDEMNIFICATION OBLIGATIONS TO ALLERGAN, OR MAY NOT BE ABLE TO COLLECT ON INDEMNIFICATION RIGHTS FROM ALLERGAN. Under the terms of the contribution and distribution agreement, we and Allergan have each agreed to indemnify each other from and after the spin-off with respect to the indebtedness, liabilities and obligations retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities, if called upon to do so, will depend upon the future financial strength of each of our companies. We cannot determine whether we will have to indemnify Allergan for any substantial obligations, and we do not have control over or clear visibility to the settlement of certain claims and lawsuits which require partial indemnification by us, such as employment-related claims. We also cannot assure you that if Allergan has to indemnify us for any substantial obligations; Allergan will have the ability to satisfy those obligations.

•	WE MAY BE RESPONSIBLE FOR FEDERAL INCOME TAX LIABILITIES THAT RELATE TO THE DISTRIBUTION OF OUR COMMON STOCK BY ALLERGAN. Allergan has received a ruling from the Internal Revenue Service to the effect that the spin-off qualified as a tax-free transaction. If either we or Allergan breach representations to each other or to the Internal Revenue Service, or if we or Allergan take or fail to take, as the case may be, actions that result in the spin-off failing to meet the requirements of a tax-free spin-off pursuant to Section 355 of the Internal Revenue Code, the party in breach will indemnify the other party for any and all resulting taxes. If we were required to pay any of the potential taxes described above, the payment would have a material adverse effect on our financial position.

•	WE FACE INTENSE COMPETITION AND OUR FAILURE TO COMPETE EFFECTIVELY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS. The markets for our ophthalmic surgical device and eye care products are intensely competitive and are subject to rapid and significant technological change. Many of our competitors have substantially more resources and a greater marketing scale than we do. If we are unable to develop and produce or market our products to effectively compete against our competitors, our operating results will materially suffer.

•	OUR BUSINESS IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION. Compliance with these regulations is expensive and time-consuming; and, if we fail to comply, we may be subject to fines, injunctions and penalties that could harm our business. Failure to obtain regulatory clearance or approvals of new products we develop, any limitations imposed by regulatory agencies on new product use or the costs of obtaining regulatory clearance or approvals could have a material adverse effect on our business, financial condition and results of operations. In addition, if we or our subcontractors fail to comply with applicable manufacturing regulations, our business could be harmed. Health care initiatives and other cost-containment pressures could cause us to sell our products at lower prices, resulting in less revenue to us.

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

•	WE COULD EXPERIENCE LOSSES DUE TO PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS OR CORRECTIONS. We have in the past been, and continue to be, subject to product liability claims. We have assumed the defense of any litigation involving claims related to our business and will indemnify Allergan for all related losses, costs and expenses. As part of our risk management policy, we have obtained third-party product liability insurance coverage. Product liability claims against us may exceed the coverage limits of our insurance policies or cause us to record a self-insured loss. Even if any product liability loss is covered by an insurance policy, these policies have substantial retentions or deductibles that provide that we will not receive insurance proceeds until the losses incurred exceed the amount of those retentions or deductibles. To the extent that any losses are below these retentions or deductibles, we will be responsible for paying these losses. A product liability claim in excess of applicable insurance could have a material adverse effect on our business, financial position and results of operations.

•	OUR EYE CARE BUSINESS COMPETES IN A MARKET WITH MARGINAL GROWTH ON A GLOBAL BASIS. We believe that revenue growth of the eye care market in international markets is offset by a decline in the U.S. market, resulting in marginal growth on a global basis in 2002 as compared to 2001. Our eye care business is impacted by trends in the contact lens care market such as technological and medical advances in surgical techniques for the correction of vision impairment. Less expensive one-bottle chemical disinfection systems have gained popularity among soft contact lens wearers instead of peroxide-based lens care products, which historically have been our strongest family of lens care products. Also, the growing use and acceptance of daily and extended wear contact lenses and laser correction procedures, along with the other factors above, could have the effect of continuing to reduce demand for lens care products generally. We cannot assure you that we have established appropriate or sufficient marketing and sales plans to mitigate the effect of these trends upon our eye care business. If we cannot timely generate new sources of revenue to offset any decline in revenues from these trends, our operating results will materially suffer.

•	WE CONDUCT A SIGNIFICANT AMOUNT OF OUR SALES AND OPERATIONS OUTSIDE OF THE UNITED STATES THAT SUBJECTS US TO ADDITIONAL BUSINESS RISKS, SUCH AS BUSINESS INTERRUPTION AND INCREASED COSTS, WHICH MAY CAUSE OUR PROFITABILITY TO DECLINE. Our two manufacturing sites are located outside the continental United States, in Añasco, Puerto Rico and Hangzhou, China, and we have signed an agreement to purchase a third facility in Madrid, Spain. In 2002, we derived approximately $386.8 million, or 72% of our total revenue, from sales of our products outside of the United States. In addition, in 2002 we derived approximately 27% of our net sales in Japan. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including: the impact of severe acute respiratory syndrome (SARS) on sales of our products and on our manufacturing capacity in China for certain eye care products; unexpected changes in foreign regulatory requirements; differing local product preferences and product requirements; fluctuations in foreign currency exchange rates; political and economic instability; changes in foreign medical reimbursement and coverage policies and programs; diminished protection of intellectual property in some countries outside of the United States; trade protection measures and import or export licensing requirements; difficulty in staffing and managing foreign operations; differing labor regulations; and potentially negative consequences from changes in tax laws. Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. In addition, we are particularly susceptible to the occurrence of any of these risks in Japan due to our high concentration of sales in Japan.

•	WE HAVE A SIGNIFICANT AMOUNT OF DEBT WHICH CONTAINS COVENANTS THAT MAY LIMIT OUR ACTIVITIES. This level of debt could limit cash flows available for working capital, capital expenditures, acquisitions and other corporate purposes, could limit our ability to obtain additional financing and could limit our flexibility to react to competitive or other changes in our industry, and to economic conditions generally. Our ability to comply with loan covenants and to repay or refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

•	IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS AND PROSPECTS MAY BE HARMED. Our ability to compete effectively is dependent upon the proprietary nature of the designs, processes, technologies and materials owned, used by or licensed to us. Although we attempt to protect our proprietary property, technologies and processes through a combination of patent law, trade secrets and non-disclosure agreements, these may be insufficient.

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

•	WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY LITIGATION AND INFRINGEMENT CLAIMS, WHICH COULD CAUSE US TO INCUR SIGNIFICANT EXPENSES OR PREVENT US FROM SELLING OUR PRODUCTS. There is a substantial amount of litigation over patent and other intellectual property rights in the eye care industry, and in the ophthalmic surgical device and contact lens care markets particularly. The fact that we have patents issued to us for our products does not mean that we will always be able to successfully defend our patents and proprietary rights against challenges or claims of infringement by our competitors.

•	OUR MANUFACTURING CAPACITY MAY NOT BE ADEQUATE TO MEET THE DEMANDS OF OUR BUSINESS. We manufacture our products or contract with third parties to manufacture our products. Our products are manufactured in quantities sufficient to satisfy our current level of product sales. If we experience increases in sales, we will need to increase our production beyond our present manufacturing capacity. Additionally, in June 2005 our manufacturing agreement with Allergan will terminate and we will be required to increase our manufacturing capacities or to contract with additional parties to manufacture our products. The process to transfer manufacturing of our products to new facilities is lengthy and requires regulatory approval. We cannot assure you that we can successfully increase our capacity on a profitable basis, complete the regulatory approval process in a timely manner, or contract with additional parties on terms acceptable to us, if at all. Any prolonged disruption in the operation of our manufacturing facilities or those of our third party manufacturers could materially harm our business. Furthermore, we cannot assure you that if we choose to scale-up our manufacturing operations, we will be able to maintain compliance with Food and Drug Administration or other regulatory standards.

Item 4.	Controls and Procedures

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

Advanced Medical Optics, Inc.

PART II – OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

On June 24, 2003, Advanced Medical Optics, Inc. issued $140.0 million aggregate principal amount of its 3 1/2% convertible senior subordinated notes due 2023 (the “convertible notes”). AMO received approximately $135.3 million in net proceeds from the offering. The convertible notes were issued by AMO to certain institutional investors (the “initial purchasers”) in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 (the “Act”) and were subsequently resold by the initial purchasers in the United States in reliance on Rule 144A under the Act only to “qualified institutional buyers” (as defined in Rule 144A) in transactions exempt from the registration requirements of the Act.

Each $1,000 principal amount of the notes is convertible at each holder’s option into 48.6914 shares of AMO’s common stock (which represents a conversion price of approximately $20.538 per share), subject to adjustment as provided in the indenture governing the notes, only in the following circumstances: (i) during any fiscal quarter commencing after September 30, 2003 if the closing sale price of AMO’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter; (ii) subject to certain exceptions, during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 95% of the product of the closing sale price of AMO’s common stock and the conversion rate; (iii) after the earlier of (A) the date the notes are rated by both Standard & Poor’s Rating Services and Moody’s Investor Services and (B) the 20th business day following the initial issuance of the notes, during any period in which the credit rating assigned to the notes by either agency falls below a specified level, or if either of these rating agencies does not rate or no longer rates the notes, or if either of these rating agencies suspends or withdraws the rating assigned to the notes; (iv) AMO has called the notes for redemption; or (v) certain corporate events have occurred. Upon conversion, AMO has the right to deliver, in lieu of shares of AMO’s common stock, cash or a combination of cash and shares of common stock.

Item 4:	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the registrant was held on April 30, 2003 at which three directors, constituting all of the Class I directors, were re-elected to serve on the Board of Directors for a three-year term until the annual meeting of stockholders to be held in 2006. Two other matters were voted on, namely, approval of the Advanced Medical Optics, Inc. 2002 Bonus Plan and the approval of the Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan. Both matters were approved by the stockholders.

A summary of the voting follows:

Directors	For	Withheld	Broker Non-Votes
William J. Link, Ph.D.	25,358,810	314,237	0
Michael A. Mussallem	25,450,884	222,163	0
David E.I. Pyott	25,563,549	109,498	0

Other Matters	For	Against	Abstain	Broker Non-Votes
Advanced Medical Optics, Inc. 2002 Bonus Plan	25,218,774	388,359	65,914	0
Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan	19,898,219	5,709,362	65,466	0

Advanced Medical Optics, Inc.

PART II – OTHER INFORMATION (continued)

Item 5.	Other Information

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

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Amendment No 1 and Waiver to Amended and Restated Credit Agreement, dated July 18, 2003.
10.2	Asset Purchase Agreement, dated July 17, 2003, by and between AMO Manufacturing Spain, S.L. and Alcon Cusi, S.A.
99.1	Certification of James V. Mazzo
99.2	Certification of Richard A. Meier

(b)	Reports on Form 8-K

On April 1, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting the Company’s March 26, 2003 dismissal of KPMG LLP (“KPMG”) as its independent public accountants and the March 26, 2003 engagement of PricewaterhouseCoopers LLP to serve as the Company’s independent public accountants for the fiscal year ending December 31, 2003.

On April 23, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K attaching the Company’s press release regarding financial results for the quarter ended March 28, 2003.

On June 18, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting the Company’s plans to offer $100 million of convertible senior subordinated notes due 2023, plus up to an additional $15 million of notes subject to the initial purchasers’ option, in a private placement transaction.

On June 19, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting that the Company had amended and restated its $135 million senior credit facility to provide for a $100 million senior revolving credit facility maturing on June 30, 2007.

On June 20, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting that the Company increased the size of the offering of convertible senior subordinated notes due 2023 to $125 million, plus up to an additional $15 million of notes subject to the initial purchasers’ option, and announced the pricing of the private placement.

On June 26, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting the Company had consummated the private offering of $140 million of 3½% convertible senior subordinated notes due 2023, including $15 million issued pursuant to the initial purchasers’ option.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 1, 2003	ADVANCED MEDICAL OPTICS, INC.

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

Date: August 1, 2003

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

Date: August 1, 2003

/s/ RICHARD A. MEIER
Corporate Vice President and Chief Financial Officer