Form 10-Q
period 2003-09-26
ADVANCED MEDICAL OPTICS INC
filed 2003-11-06
CIK 1168335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED	COMMISSION FILE NUMBER
SEPTEMBER 26, 2003	001-31257

ADVANCED MEDICAL OPTICS, INC.

A DELAWARE CORPORATION	IRS EMPLOYER IDENTIFICATION
33-0986820

1700 E. ST. ANDREW PLACE, SANTA ANA, CALIFORNIA 92705

TELEPHONE NUMBER: 714/247-8200

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

As of November 1, 2003, there were 29,373,994 shares of common stock outstanding.

ADVANCED MEDICAL OPTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 26, 2003

PART I – FINANCIAL INFORMATION

Advanced Medical Optics, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Net sales	$151,152	$139,302	$434,464	$390,978
Cost of sales	57,045	51,398	163,763	149,094

Gross profit	94,107	87,904	270,701	241,884

Selling, general and administrative	67,600	61,339	205,106	175,124
Research and development	9,256	6,571	26,996	21,439

Operating income	17,251	19,994	38,599	45,321

Non-operating expense (income):
Interest expense	5,888	5,649	20,442	7,815
Unrealized (gain) loss on derivative instruments	(341)	—	(59)	1,931
Other, net	17,896	3,524	17,161	6,551

	23,443	9,173	37,544	16,297

Earnings (loss) before income taxes	(6,192)	10,821	1,055	29,024
Provision (benefit) for income taxes	(2,528)	4,983	443	11,900

Net earnings (loss)	$(3,664)	$5,838	$612	$17,124

Net earnings (loss) per share (note 1):
Basic	$(0.13)	$0.20	$0.02

Diluted	$(0.13)	$0.20	$0.02

Weighted average number of shares outstanding:
Basic	29,110	28,724	28,962

Diluted	29,110	28,905	29,274

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands)

	September 26, 2003	December 31, 2002
ASSETS
Current assets
Cash and equivalents	$35,209	$80,578
Trade receivables, net	134,724	121,607
Inventories	44,292	46,129
Other current assets	21,986	26,180

Total current assets	236,211	274,494
Property, plant and equipment, net	39,997	39,830
Other assets	46,811	45,274
Goodwill and intangibles, net	105,027	103,608

Total assets	$428,046	$463,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$2,238	$750
Accounts payable	44,302	42,356
Accrued compensation	20,303	17,651
Other accrued expenses	42,572	47,447

Total current liabilities	109,415	108,204
Long-term debt, net of current portion	232,896	277,559
Other liabilities	11,669	11,759
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 120,000,000 shares; issued 29,170,033 and 28,723,512 shares	292	287
Additional paid-in capital	49,726	47,455
Retained earnings	15,236	14,624
Accumulated other comprehensive income	8,827	3,331

	74,081	65,697
Less treasury stock, at cost (997 and 3,151 shares)	(15)	(13)

Total stockholders’ equity	74,066	65,684

Total liabilities and stockholders’ equity	$428,046	$463,206

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 26, 2003	September 27, 2002
Cash flows provided by operating activities:
Net earnings	$612	$17,124
Non cash items included in net earnings:
Amortization and write-off of original issue discount and debt issuance costs	9,140	442
Amortization and write-off of net realized gain on interest rate swaps	(2,498)	—
Depreciation and amortization	11,618	11,049
Deferred income taxes	—	9,219
Loss on investments and assets	639	3,301
Unrealized (gain) loss on derivatives	(59)	1,931
Expense of compensation plan	64	—
Changes in assets and liabilities:
Trade receivables	(5,477)	(8,598)
Inventories	3,538	15,404
Other current assets	4,533	(9,102)
Accounts payable	533	13,951
Accrued expenses and other liabilities	(5,725)	34,089
Other non-current assets	(5,491)	1,805

Net cash provided by operating activities	11,427	90,615

Cash flows from investing activities:
Additions to property, plant and equipment	(6,157)	(15,230)
Proceeds from the sale of property, plant and equipment	264	542
Additions to capitalized internal-use software	(172)	(903)
Additions to demonstration and bundled equipment	(5,363)	(3,746)

Net cash used in investing activities	(11,428)	(19,337)

Cash flows from financing activities:
Proceeds from issuance of convertible senior subordinated notes	140,000	—
Proceeds from issuance of senior subordinated notes	—	197,194
Long-term debt borrowings	22,376	108,363
Repayment of long-term debt	(205,000)	(114,363)
Financing related costs	(7,316)	(10,274)
Proceeds from the issuance of common stock	2,898	—
Net proceeds from settlement of interest rate swaps	582	—
Purchase of treasury stock	(120)	—
Payment of Allergan, Inc. dividend	—	(50,597)
Distributions to Allergan, Inc., net of advances	—	(146,558)

Net cash used in financing activities	(46,580)	(16,235)
Effect of exchange rates on cash and equivalents	1,212	278

Net increase (decrease) in cash and equivalents	(45,369)	55,321
Cash and equivalents at beginning of period	80,578	6,957

Cash and equivalents at end of period	$35,209	$62,278

Supplemental disclosure of cash flow information Cash paid for:
Interest	$21,246	$2,766

Income taxes	$12,915	$1,113

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

The Company has operations in approximately 20 countries and sells its products in approximately 60 countries. On June 29, 2002, Allergan, Inc. (Allergan) transferred its optical medical device business consisting of the ophthalmic surgical and eye care product lines to the Company in connection with a tax-free spin-off. References to the Company and AMO refer to Allergan’s optical medical device business for the six months ended June 28, 2002 and to AMO and its subsidiaries for the periods subsequent to the spin-off.

No earnings per share data for the nine months ended September 27, 2002 is presented as the Company’s earnings were part of Allergan’s earnings through the close of business on June 28, 2002.

Note 2: Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2002. The results of operations for the three and nine months ended September 26, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Prior to the spin-off, Allergan did not account for the business that comprises AMO on the basis of separate legal entities, subsidiaries, divisions or segments. The accompanying unaudited condensed consolidated statement of operations for the nine months ended September 27, 2002 includes those revenues and expenses directly attributable to AMO’s operations and allocations of certain Allergan corporate expenses to AMO through June 28, 2002. These amounts were allocated to AMO on the basis that was considered by Allergan management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by the Company. All material intercompany balances have been eliminated.

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

In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation” (SFAS No. 148), was issued. SFAS No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company commenced quarterly footnote disclosure of the fair value based method of accounting for stock-based employee compensation beginning with the quarter ended March 28, 2003. The pro forma effect to net earnings (loss) is presented in Note 6 as if the fair value method had been applied. As the Company decided not to adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation, the new transition alternatives of SFAS No. 148 did not have an effect on the Company’s consolidated financial statements.

In November 2002, the Emerging Issues Task Force finalized its consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), which provides guidance on the method of revenue recognition for sales arrangements that

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

include the delivery of more than one product or service. Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. The Company adopted EITF 00-21 during the quarter ended September 26, 2003. The adoption of EITF 00-21 did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities with which they are involved if the entity’s equity has specified characteristics. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. The Company adopted FIN 46 during the quarter ended September 26, 2003. The adoption of FIN 46 did not have an effect on the Company’s consolidated financial statements.

In April 2003, Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149), was issued. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Company adopted SFAS No. 149 during the quarter ended September 26, 2003. The adoption of SFAS No. 149 did not have an effect on the Company’s consolidated financial statements.

In May 2003, Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), was issued. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150 during the quarter ended September 26, 2003. The adoption of SFAS No. 150 did not have an effect on the Company’s consolidated financial statements.

Note 4: Composition of Certain Financial Statement Captions

The components of inventories were as follows:

(In thousands)	September 26, 2003	December 31, 2002
Finished goods, including inventory on consignment with customers of $7,301 and $7,417 in 2003 and 2002, respectively	$38,626	$39,500
Work in process	1,073	1,441
Raw materials	4,593	5,188

	$44,292	$46,129

The components of amortizable intangibles and goodwill were as follows:

Intangibles

	September 26, 2003		December 31, 2002
(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized Intangible Assets:
Licensing	$3,940	$(3,940)	$3,940	$(3,940)
Trademarks	572	(173)	652	(87)

	$4,512	$(4,113)	$4,592	$(4,027)

Amortization expense of intangible assets for the three and nine months ended September 26, 2003 and September 27, 2002 was immaterial.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Goodwill

(In thousands)	September 26, 2003	December 31, 2002
Goodwill:
United States	$12,783	$12,783
Japan	27,059	25,474
Manufacturing operations	64,786	64,786

	$104,628	$103,043

There was no activity related to goodwill during the three and nine months ended September 26, 2003, except for the impact of foreign currency fluctuations.

Note 5: Debt, Interest Rate Swap Agreements and Guarantor Subsidiaries

In June 2003, the Company amended and restated its senior credit facility to retire the original $100.0 million term loan, and increase the senior revolving credit facility from $35.0 million to $100.0 million. The amended and restated senior credit facility matures on June 30, 2007. As a result of the prepayment of the term loan in the quarter ended June 27, 2003, the Company wrote off debt issuance costs of approximately $2.4 million and recognized a realized loss of approximately $2.2 million on an interest rate swap. At September 26, 2003, the Company did not have any borrowings outstanding under the senior credit facility. Approximately $12.2 million of the senior credit facility has been reserved to support letters of credit issued on the Company’s behalf.

Borrowings under the senior credit facility, if any, bear interest at current market rates plus a margin based upon the Company’s ratio of debt to EBITDA, as defined. The incremental interest rate margin decreases as the Company’s ratio of debt to EBITDA decreases to specified levels. Under the senior credit facility, certain transactions may trigger mandatory prepayment of borrowings, if any. Such transactions may include equity or debt offerings, asset sales and extraordinary receipts. The Company pays a quarterly fee (3.20% per annum at September 26, 2003) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.50% per annum at September 26, 2003) on the average unused portion of the senior credit facility.

On June 24, 2003, the Company issued $140.0 million of 3½% convertible senior subordinated notes due April 15, 2023 (Notes). Interest on the Notes is payable on April 15 and October 15 of each year, commencing on October 15, 2003. The Notes are convertible into 48.69 shares of AMO’s common stock for each $1,000 principal amount of Notes (conversion price of $20.54 per share), subject to adjustment. The Notes may be converted, at the option of the holders, on or prior to the final maturity date under certain circumstances, including:

•	during any fiscal quarter commencing after September 30, 2003 if the closing sale price per share of AMO’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter;

•	subject to certain exceptions, during the five business days after any five consecutive trading day period in which the trading price of the Notes for each day was less than 95% of the conversion value of the Notes. This conversion feature represents an embedded derivative. However, based on the deminimis value associated with this feature, no value has been assigned at issuance and at September 26, 2003;

•	upon the occurrence of specified rating events with respect to the notes. This conversion feature represents an embedded derivative. However, based on the deminimis value associated with this feature, no value has been assigned at issuance and at September 26, 2003;

•	if the Notes have been called for redemption; or

•	upon the occurrence of specified corporate events.

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

Beginning with the six-month interest period commencing April 15, 2008, holders of the Notes will receive contingent interest payments during any six-month interest period if the trading price of the Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the Notes. The contingent interest payable will equal 0.25% of the average trading price of $1,000 principal amount of Notes during the five trading days immediately preceding the first day of the applicable six-month interest period. This contingent interest payment feature represents an embedded derivative. However, based on the deminimis value associated with this feature, no value has been assigned at issuance and at September 26, 2003.

On July 23, 2003, the Company consummated its “Modified Dutch Auction” tender offer for $115.0 million aggregate principal amount of 9¼% senior subordinated notes due July 15, 2010 utilizing a portion of the proceeds from the issuance of the Notes. As a result of the purchase of the senior subordinated notes, the Company recorded a charge of approximately $18.6 million for the premium paid on the notes and for the write-off of the pro-rata portion of capitalized debt related costs.

In September 2003, the Company repurchased $15.0 million aggregate principal amount of 9¼% senior subordinated notes on the open market. The Company recorded a charge of approximately $2.0 million for the premium paid on the notes and for the write-off of the pro-rata portion of capitalized debt related costs. At September 26, 2003, $70.0 million aggregate principal amount of senior subordinated notes remain outstanding.

On September 24, 2003, the Company’s Japan subsidiary entered into a ¥2.5 billion term loan facility agreement with two banks. The term loan matures on September 28, 2006 and bears interest at TIBOR plus 3.0% (3.10% at September 26, 2003). Mandatory prepayment of the term loan is required from proceeds from certain debt offerings or asset sales of the subsidiary. At September 26, 2003, the outstanding term loan balance was approximately $22.4 million.

The senior credit facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and interest coverage ratios. Certain covenants under the senior credit facility and the indenture relating to the senior subordinated notes also limit the incurrence of additional indebtedness. The senior credit facility prohibits dividend payments. The Company was in compliance with these covenants at September 26, 2003.

The aggregate maturities of total long-term debt are as follows: $2.2 million in each of 2004 and 2005; $18.0 million in 2006; zero in 2007 and 2008; and $210.0 million after 2008.

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

In May 2003 and October 2002, the Company realized the value of the interest rate swaps qualifying as fair value hedges. The Company received an aggregate of approximately $14.8 million, of which approximately $6.3 million represented the net settlement of the accrued but unpaid amount between the Company and the swap counterparties. The remaining amount of approximately $8.5 million was recorded as an adjustment to the carrying amount of the senior subordinated notes as a premium and is amortized over the remaining life of the notes. At September 26, 2003, after recognizing a pro-rata portion of the gain upon repurchase of a portion of the notes, the unamortized realized gain on these interest rate swaps was $3.6 million.

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

Condensed Consolidated Statement of Operations – Three months ended September 26, 2003 (In thousands)	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$51,415	—	140,951	(41,214)	$151,152
Operating costs and expenses:
Cost of sales	25,222	—	62,224	(30,401)	57,045
Selling, general and administrative	23,418	—	44,182	—	67,600
Research and development	7,720	—	1,536	—	9,256

Operating income (loss)	(4,945)	—	33,009	(10,813)	17,251
Non-operating income (expense)	(3,935)	23,200	25,517	(68,225)	(23,443)

Earnings (loss) before income taxes	(8,880)	23,200	58,526	(79,038)	(6,192)
Provision (benefit) for income taxes	724	(1,866)	(1,386)	—	(2,528)

Net earnings (loss)	$(9,604)	25,066	59,912	(79,038)	$(3,664)

Condensed Consolidated Statement of Operations – Three months ended September 27, 2002 (In thousands)	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$47,465	—	119,927	(28,090)	$139,302
Operating costs and expenses:
Cost of sales	23,340	—	51,638	(23,580)	51,398
Selling, general and administrative	20,443	—	40,896	—	61,339
Research and development	5,838	—	733	—	6,571

Operating income (loss)	(2,156)	—	26,660	(4,510)	19,994
Non-operating income (expense)	(5,977)	—	69	(3,265)	(9,173)

Earnings (loss) before income taxes	(8,133)	—	26,729	(7,775)	10,821
Income tax expense (benefit)	(2,115)	—	7,098	—	4,983

Net earnings (loss)	(6,018)	—	19,631	(7,775)	$5,838

Condensed Consolidated Statement of Operations – Nine months ended September 26, 2003 (In thousands)	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$145,008	—	410,395	(120,939)	$434,464
Operating costs and expenses:
Cost of sales	70,790	—	183,084	(90,111)	163,763
Selling, general and administrative	70,537	—	134,570	(1)	205,106
Research and development	22,796	—	4,200	—	26,996

Operating income (loss)	(19,115)	—	88,541	(30,827)	38,599
Non-operating income (expense)	28,229	49,241	66,588	(181,602)	(37,544)

Earnings (loss) before income taxes	9,114	49,241	155,129	(212,429)	1,055
Provision (benefit) for income taxes	(1,721)	1,084	1,080	—	443

Net earnings (loss)	$10,835	48,157	154,049	(212,429)	$612

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Condensed Consolidated Balance Sheet – September 26, 2003 (In thousands)	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and equivalents	$6,680	—	28,529	—	$35,209
Trade receivables, net	19,896	—	114,828	—	134,724
Inventories	16,253	—	28,039	—	44,292
Other current assets	12,460	—	9,526	—	21,986

Total current assets	55,289	—	180,922	—	236,211
Property, plant and equipment, net	12,970	—	27,027	—	39,997
Other assets	273,143	200,614	233,332	(660,278)	46,811
Goodwill and intangibles, net	13,111	—	127,622	(35,706)	105,027

Total assets	$354,513	200,614	568,903	(695,984)	$428,046

Liabilities and stockholders’ equity:
Current portion of long-term debt	$—	—	2,238	—	$2,238
Accounts payable and accrued expenses	36,163	1,084	34,410	35,520	107,177

Total current liabilities	36,163	1,084	36,648	35,520	109,415
Long-term debt, net of current portion	212,759	—	20,137	—	232,896
Other liabilities	4,706	—	6,963	—	11,669

Total liabilities	253,628	1,084	63,748	35,520	353,980
Total stockholders’ equity	100,885	199,530	505,155	(731,504)	74,066

Total liabilities and stockholders’ equity	$354,513	200,614	568,903	(695,984)	$428,046

Condensed Consolidated Balance Sheet – December 31, 2002 (In thousands)	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and equivalents	$5,388	—	75,190	—	$80,578
Trade receivables, net	20,152	—	101,455	—	121,607
Inventories	20,092	—	26,037	—	46,129
Other current assets	12,797	—	13,383	—	26,180

Total current assets	58,429	—	216,065	—	274,494
Property, plant and equipment, net	13,197	—	26,633	—	39,830
Other assets	323,681	200,614	230,955	(709,976)	45,274
Goodwill and intangibles, net	13,111	—	123,141	(32,644)	103,608

Total assets	$408,418	200,614	596,794	(742,620)	$463,206

Liabilities and stockholders’ equity:
Current portion of long-term debt	$750	—	—	—	$750
Accounts payable and accrued expenses	36,627	—	49,130	21,697	107,454

Total current liabilities	37,377	—	49,130	21,697	108,204
Long-term debt, net of current portion	277,559	—	—	—	277,559
Other liabilities	5,838	—	5,921	—	11,759

Total liabilities	320,774	—	55,051	21,697	397,522
Total stockholders’ equity	87,644	200,614	541,743	(764,317)	65,684

Total liabilities and stockholders’ equity	$408,418	200,614	596,794	(742,620)	$463,206

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Condensed Consolidated Statement of Cash Flows – Nine months ended September 26, 2003 (In thousands)	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$10,077	—	1,350	$11,427

Cash flows from investing activities:
Additions to property, plant and equipment	(1,030)	—	(5,127)	(6,157)
Additions to capitalized internal-use software	—	—	(172)	(172)
Additions to demonstration and bundled equipment	(2,570)	—	(2,793)	(5,363)
Proceeds from the sale of property, plant and equipment	—	—	264	264

Net cash used in investing activities	(3,600)	—	(7,828)	(11,428)

Cash flows from financing activities:	—	—
Proceeds from issuance of senior subordinated notes	140,000	—	—	140,000
Long-term debt borrowings	—	—	22,376	22,376
Net intercompany borrowings (repayments)	63,005		(63,005)	—
Repayment of long-term debt	(205,000)	—	—	(205,000)
Financing related costs	(6,550)	—	(766)	(7,316)
Proceeds from issuance of common stock	2,898	—	—	2,898
Net proceeds from settlement of interest rate swaps	582	—	—	582
Purchase of treasury stock	(120)	—	—	(120)

Net cash used in financing activities	(5,185)	—	(41,395)	(46,580)
Effect of exchange rates on cash and equivalents	—	—	1,212	1,212

Net increase (decrease) in cash and equivalents	1,292	—	(46,661)	(45,369)
Cash and equivalents at beginning of period	5,388	—	75,190	80,578

Cash and equivalents at end of period	$6,680	—	28,529	$35,209

Condensed Consolidated Statement of Cash Flows – Three months ended September 27, 2002 (In thousands)	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$1,693	—	38,526	$40,219

Cash flows from investing activities:
Additions to property, plant and equipment	(5,111)	—	(1,399)	(6,510)
Proceeds from sale of property, plant and equipment	—	—	542	542
Additions to capitalized software	(11)	—	(17)	(28)
Additions to demonstrated and bundled equipment	(349)	—	(733)	(1,082)

Net cash used in investing activities	(5,471)	—	(1,607)	(7,078)

Cash flows from financing activities:
Repayment of long-term debt	(3,000)	—	—	(3,000)
Payment of Allergan, Inc. dividend	(50,597)	—	—	(50,597)

Net cash used in financing activities	(53,597)	—	—	(53,597)
Effect of exchange rates on cash and equivalents	—	—	(368)	(368)

Net increase (decrease) in cash and equivalents	(57,375)	—	36,551	(20,824)
Cash and equivalents at beginning of period	80,608	—	2,494	83,102

Cash and equivalents at end of period	$23,233	—	39,045	$62,278

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 6: Stock-Based Compensation

The Company measures stock-based compensation for option grants to employees and members of the board of directors using the intrinsic value method. Restricted stock awards were valued based on the market price of a share of nonrestricted stock on the grant date. No compensation expense has been recognized for stock-based incentive compensation plans other than for restricted stock awards. Had compensation expense for the Company’s stock options and employee stock purchase plans been recognized based upon the fair value for awards granted, the Company’s net earnings (loss) would have been decreased (increased) to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended September 26, 2003	Three Months Ended September 27, 2002	Nine Months Ended September 26, 2003
Net earnings (loss):
As reported	$(3,664)	$5,838	$612
Stock-based compensation expense included in reported net earnings, net of tax	23	—	38
Stock-based compensation expense determined under fair value based method, net of tax	(1,122)	(1,624)	(3,720)

Pro forma	$(4,763)	$4,214	$(3,070)

Earnings (loss) per share:
As reported:
Basic	$(0.13)	$0.20	$0.02

Diluted	$(0.13)	$0.20	$0.02

Pro forma – Basic and Diluted	$(0.16)	$0.15	$(0.11)

These pro forma effects are not indicative of future amounts. The Company expects to grant additional awards in the future.

Note 7: Arrangements with Allergan

Prior to June 29, 2002, the Company participated in various Allergan administered functions including shared services surrounding selling, general and administrative expenses, retirement and other post retirement benefit plans, income taxes and cash management. The allocated portion of the expenses for these shared services for the nine months ended September 27, 2002 (through June 28, 2002) were $23.2 million and are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations.

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

Under the manufacturing agreement, Allergan manufactures certain eye care products and VITRAX® viscoelastics for a period of up to three years from the date of the spin-off. The Company purchases these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. During the three and nine months ended September 26, 2003, the Company purchased $21.3 million and $58.1 million, respectively, of product from Allergan. On an annual basis, a pricing “true up” calculation is to be performed during the first calendar quarter. This “true up” calculation is based upon the actual volume of products shipped by Allergan to AMO during the preceding year versus the forecasted volume submitted by AMO that was used to calculate the invoiced prices. During the year, the Company periodically reviews the volume of purchases and accrues for estimated shortfalls, if any.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes the charges and payment from Allergan for the above-mentioned services (in thousands):

	Three Months Ended September 26, 2003	Three months Ended September 27, 2002	Nine Months Ended September 26, 2003
Selling, general and administrative expenses, net of $249, $204 and $800 charged to Allergan	$205	$2,415	$2,067

Research and development	98	173	367

Manufacturing “true up” payment received	—	—	(629)

Foreign currency option contract	—	686	—

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

Note 9: Earnings (Loss) Per Share

Basic earnings (loss) per share are calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by adjusting weighted average outstanding shares, assuming the conversion of all potentially dilutive stock options and awards.

The following represents a reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share (in thousands except per share data):

	Three Months Ended September 26, 2003	Three Months Ended September 27, 2002	Nine Months Ended September 26, 2003
Net earnings (loss)	$(3,664)	$5,838	$612

Basic shares outstanding	29,110	28,724	28,962
Dilutive effective of stock options and awards	—	181	312

Diluted shares outstanding	29,110	28,905	29,274

Basic earnings (loss) per share	$(0.13)	$0.20	$0.02

Diluted earnings (loss) per share	$(0.13)	$0.20	$0.02

The effect of approximately 6.8 million common shares related to the assumed conversion of the $140.0 million convertible senior subordinated notes due 2023 has been excluded from the computation of diluted earnings per share for both 2003 periods presented because none of the conditions that would permit conversion had been satisfied during the periods. In addition, options to purchase 5.2 million shares of common stock have been excluded from the computation of diluted earnings per share for three months ended September 26, 2003 as the effect would be anti-dilutive.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 10: Other Comprehensive Income

The following table summarizes components of comprehensive income (in thousands):

	Three Months Ended
	September 26, 2003			September 27, 2002
	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount
Unrealized gain on derivatives	$—	$—	$—	$160	$(5)	$155
Foreign currency translation adjustments	2,215	(984)	1,231	39	—	39

Net earnings (loss)			(3,664)			5,838

Total comprehensive income (loss)			$(2,433)			$6,032

	Nine Months Ended
	September 26, 2003			September 27, 2002
	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount
Unrealized gain (loss) on derivatives	$4,252	(1,745)	$2,507	$(1,868)	$766	$(1,102)
Reclassification adjustment for realized loss on derivatives included in net earnings	(2,263)	928	(1,335)	—	—	—
Foreign currency translation adjustments	7,457	(3,133)	4,324	2,560	—	2,560

Net earnings			612			17,124

Total comprehensive income			$6,108			$18,582

Note 11: Business Segment Information

The Company operates in regions or geographic operating segments. The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 26.2% and 27.8% of total net sales for the three months ended September 26, 2003 and September 27, 2002, respectively, and 25.9% and 29.0% of total net sales for the nine months ended September 26, 2003 and September 27, 2002, respectively. Additionally, sales in Japan represented 28.1% and 29.2% of total net sales for the three months ended September 26, 2003 and September 27, 2002, respectively, and 27.4% and 26.9% of total net sales for the nine months ended September 26, 2003 and September 27, 2002, respectively. No other country, or single customer, generates over 10% of total net sales.

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

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Geographic Operating Segments

	Property, Plant and Equipment
(In thousands)	September 26, 2003	December 31, 2002
United States	$12,970	$13,197
Europe/Africa/Asia Pacific	3,944	3,881
Japan	1,640	1,545
Other	90	70

Segments total	18,644	18,693
Manufacturing operations	21,353	21,137

Total	$39,997	$39,830

	Net Sales		Operating Income (Loss)
	Three Months Ended
(In thousands)	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
United States	$39,613	$38,681	$9,257	$9,279
Europe/Africa/Asia Pacific	62,451	54,695	12,051	10,968
Japan	42,498	40,685	15,060	13,841
Other	6,590	5,241	1,119	217

Segments total	151,152	139,302	37,487	34,305

Manufacturing operations	—	—	6,951	4,242
Research and development	—	—	(9,256)	(6,571)
Elimination of inter-company profit	—	—	(8,195)	(5,223)
General corporate	—	—	(9,736)	(6,759)

Total	$151,152	$139,302	$17,251	$19,994

	Net Sales		Operating Income (Loss)
	Nine Months Ended
(In thousands)	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
United States	$112,561	$113,466	$25,509	$23,314
Europe/Africa/Asia Pacific	184,190	153,822	34,309	27,100
Japan	119,095	105,133	37,342	35,818
Other	18,618	18,557	2,023	774

Segments total	434,464	390,978	99,183	87,006

Manufacturing operations	—	—	22,145	6,191
Research and development	—	—	(26,996)	(21,439)
Elimination of inter-company profit	—	—	(26,869)	(15,902)
General corporate	—	—	(28,864)	(10,535)

Total	$434,464	$390,978	$38,599	$45,321

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

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Net Sales by Product Line

	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Ophthalmic Surgical	$74,157	$66,808	$219,982	$195,120
Eye Care	76,995	72,494	214,482	195,858

Total Net Sales	$151,152	$139,302	$434,464	$390,978

Note 12: Commitments and Contingencies

As part of the spin-off from Allergan, Allergan transferred to the Company certain assets, which included a receivable for reimbursement of certain previously paid value added taxes, or VAT, in the amount of approximately $5.8 million. In August 2003, the Company was notified that Allergan had received an aggregate of approximately $4.2 million from the applicable tax authorities related to these VAT assets. The Company submitted a formal request to Allergan for recovery of the amount held by Allergan, which Allergan denied. AMO is pursuing the collection of the funds through the dispute resolution procedures required by the spin-off agreements. Management believes Allergan has improperly withheld these funds. However, an unfavorable outcome in this matter would have a material adverse effect on the Company’s results of operations.

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

Note 13: Subsequent Event

On July 17, 2003, a Spanish subsidiary of the Company entered into an agreement with Alcon CUSI, S.A., a subsidiary of Alcon, Inc., to purchase an existing manufacturing facility in Madrid, Spain. The acquisition was completed on November 5, 2003. The Company paid approximately $21.6 million for the facility, which will manufacture eye care products, including the Complete® branded product line.

ADVANCED MEDICAL OPTICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 2003

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

Separation from Allergan

On June 29, 2002, Allergan transferred its optical medical device business consisting of the ophthalmic surgical and eye care product lines to us in connection with a tax-free spin-off. The accompanying unaudited condensed consolidated financial statements for the nine months ended September 27, 2002 (through June 28, 2002) include those revenues and expenses directly attributable to our operations and allocations of certain Allergan corporate expenses. These amounts were allocated on a basis that was considered by Allergan management to reflect most fairly or reasonably the utilization of the services provided to us or the benefit obtained by us. All material intercompany balances have been eliminated. The financial information included herein does not necessarily reflect what the financial position and results of our operations would have been had we operated as a stand-alone public entity during the pre-spin-off period presented, and may not be indicative of our future operations or financial position.

Prior to the spin-off, we participated in various Allergan administered functions including shared services surrounding selling, general and administrative expenses, retirement and other post retirement benefit plans, income taxes and cash management. Our allocated portion of the expenses for these shared services were $23.2 million through June 28, 2002 and are included in selling, general and administrative expenses in our unaudited condensed consolidated statement of operations for the nine months ended September 27, 2002.

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

Under the manufacturing agreement, Allergan manufactures certain eye care products and VITRAX® viscoelastics for a period of up to three years from the date of the spin-off. We purchase these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. During the three and nine months ended September 26, 2003, we purchased $21.3 million and $58.1 million, respectively, of product from Allergan. On an annual basis, a pricing “true up” calculation is to be performed during the first calendar quarter. This “true up” calculation is based upon the actual volume of products shipped by Allergan to us during the preceding year versus the forecasted volume submitted by us that was used to calculate the invoiced prices. During the year, we periodically review the volume of purchases and accrue for estimated shortfalls, if any. In March 2003, we received a payment of $0.6 million from Allergan based upon the “true up” calculation for the period subsequent to the spin-off through December 31, 2002. This payment has been recorded as a credit to cost of sales in the accompanying unaudited condensed consolidated statement of operations.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 2003

OVERVIEW (Continued)

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

CRITICAL ACCOUNTING POLICIES

Revenue and Accounts Receivable

We recognize revenue from product sales when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured, with the exception of intraocular lenses distributed on a consignment basis, which are recognized as revenue upon implantation in a patient. We generally permit returns of product from a customer if the product is returned in a timely manner, in good condition, and through the normal channels of distribution. Return policies in certain international markets can be more stringent and are based on the terms of contractual agreements with customers. Allowances for returns are provided for based upon an analysis of our historical patterns of returns matched against the sales from which they originated. Historically, product returns have been within the amounts estimated.

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

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 2003

RESULTS OF OPERATIONS

Net Sales. The following table compares net sales by product line for the three month and nine months ended September 26, 2003 and September 27, 2002:

(in thousands)	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Ophthalmic Surgical	$74,157	$66,808	$219,982	$195,120
Eye Care	76,995	72,494	214,482	195,858

Total Net Sales	$151,152	$139,302	$434,464	$390,978

Domestic	26.2%	27.8%	25.9%	29.0%
International	73.8%	72.2%	74.1%	71.0%

Net sales increased $11.8 million, or 8.5%, to $151.2 million in the three months ended September 26, 2003 from $139.3 million in the three months ended September 27, 2002. Net sales for the nine months ended September 26, 2003 were $434.5 million, an 11.1% increase from the comparable 2002 amount.

The increase in net sales in the three and nine months ended September 26, 2003 compared with the same periods last year was primarily the result of an increase in sales of our ophthalmic surgical products and favorable foreign currency changes. Foreign currency fluctuations increased sales by $7.4 million, or 5.3%, and $32.5 million, or 8.3%, in the three and nine months ended September 26, 2003, respectively, as compared to average rates in effect in the prior year periods.

Global sales of our ophthalmic surgical products increased $7.3 million, or 11.0%, and increased $24.9 million, or 12.7%, in the three and nine months ended September 26, 2003, respectively, compared with the same periods last year. In the United States, sales of our ophthalmic surgical products increased $0.7 million, or 2.7%, and increased $2.7 million, or 3.6%, in the three and nine months ended September 26, 2003, respectively, compared with the same periods last year, primarily due to increases in sales of the SENSAR® and CLARIFLEX® intraocular lenses. International sales of our ophthalmic surgical products increased $6.6 million, or 16.4%, and increased $22.2 million, or 18.7%, in the three and nine months ended September 26, 2003, respectively, compared with the same periods last year, primarily due to increases in sales of the SENSAR® intraocular lens and refractive surgical products and favorable currency changes. Foreign currency fluctuations increased international ophthalmic surgical sales by $3.6 million, or 5.4%, and by $15.8 million, or 8.1%, in the three and nine months ended September 26, 2003, respectively. We believe that global sales of ophthalmic surgical products will continue to grow due to the successful launch of our SOVEREIGN® COMPACT™ phacoemulsification system and increased sales of the SENSAR® and the CLARIFLEX® intraocular lenses, both with the OPTIEDGE™ design.

Global sales of our eye care products increased $4.5 million, or 6.2%, and increased $18.6 million, or 9.5%, in the three and nine months ended September 26, 2003, respectively, as compared with the same periods last year. Sales of our eye care products in the United States were relatively flat, and decreased $3.6 million, or 9.9%, in the three and nine months ended September 26, 2003, respectively, as compared with the same periods last year primarily due to the continued reduction of sales of lower-margin private label eye care products and peroxide-based disinfection systems. International sales of our eye care products increased $4.3 million, or 7.1%, and increased $22.2 million, or 14.0%, in the three and nine months ended September 26, 2003, respectively, as compared with the same periods last year primarily due to an increase in sales of our COMPLETE® branded products and favorable currency changes. Foreign currency fluctuations increased international eye care sales by $3.8 million, or 5.2%, and by $16.7 million, or 8.5%, in the three and nine months ended September 26, 2003, respectively. We believe that global eye care sales will continue to grow due to increased sales of our COMPLETE® branded products and continued sales growth in Europe and Japan.

Gross margin. Our gross margin was 62.3% of net sales in the three months ended September 26, 2003, a decrease of 0.8 percentage points from the comparable prior year period. Our gross margin was 62.3% of net sales in the nine months ended September 26, 2003, an increase of 0.4 percentage points from the comparable prior year period. The higher gross margin in the three months ended September 27, 2002 reflects the favorable margins associated with lower-cost inventory transferred to us at the time of the spin-off. The increase in gross margin as a percent of net sales in the nine months ended September 26, 2003 as compared to the same period last year was primarily due to a change in product sales mix to higher margin surgical products, including the SENSAR® and CLARIFLEX® intraocular lenses, and growth in the COMPLETE® branded line of eye care solutions. We expect our eye care product gross margin percentage to be impacted by our manufacturing agreement with Allergan and temporarily impacted subsequent to the acquisition of the

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 2003

RESULT OF OPERATIONS (continued)

manufacturing facility in Spain, largely offset by improved ophthalmic surgical product gross margins and continued growth in sales of our COMPLETE® branded products.

Selling, general and administrative. Selling, general and administrative expenses were $67.6 million, or 44.7% of net sales, and $205.1 million, or 47.2% of net sales, in the three and nine months ended September 26, 2003, respectively, compared to $61.3 million, or 44.0% of net sales, and $175.1 million, or 44.8% of net sales, in the three and nine months ended September 27, 2002. The increase in selling, general and administrative expenses was primarily a result of our continued investment in the global eye care business and incremental costs associated with running an independent public company.

Research and development. Research and development expenses were $9.3 million, or 6.1% of net sales, and $27.0 million, or 6.2% of net sales, in the three and nine months ended September 26, 2003, respectively, compared to $6.6 million, or 4.7% of net sales, and $21.4 million, or 5.5% of net sales, in the three and nine months ended September 27, 2002. The increase in research and development was due primarily to the research efforts in the ophthalmic surgical business. We expect research and development expenses as a percentage of net sales to be in the range of 6.0% to 6.5% for the full year 2003. Our continued investment in research and development has yielded new products, such as our new SOVEREIGN® COMPACT™ phacoemulsification system and our next generation multi-purpose solution, COMPLETE® MoisturePLUS™.

Non-operating expense. Non-operating expense was $23.4 million and $37.5 million in the three and nine months ended September 26, 2003, respectively, compared to $9.2 million and $16.3 million in the three and nine months ended September 27, 2002, respectively. Interest expense increased $12.6 million in the nine months ended September 26, 2003, as compared with the same period last year primarily due to the debt incurred just prior to the spin-off. In addition, interest expense includes aggregate costs of $5.8 million comprised of the pro-rata write-off of debt issuance costs and original issue discount of $7.8 million and recognition of a pro-rata portion of net realized gains on interest rate swaps of $2.0 million associated with the prepayment of the term loan in June 2003, the consummation of the “Modified Dutch Auction” tender offer for $115.0 aggregate principal amount of 9¼% senior subordinated notes in July 2003 and the repurchase of an additional $15.0 million aggregate principal amount of 9¼% senior subordinated notes in September 2003. We recorded an unrealized gain on foreign currency derivative instruments of $0.3 million and $0.1 million in the three and nine months ended September 26, 2003, respectively, compared to an unrealized loss of zero and $1.9 million in the three and nine months ended September 27, 2002, respectively. We record as “unrealized (gain) loss on derivative instruments” the mark to market adjustments on the outstanding foreign currency options which we entered into or were allocated as part of Allergan’s overall risk management strategy to reduce the volatility of expected earnings in currencies other than the U.S. dollar. The three and nine months ended September 26, 2003 include early debt extinguishment costs of $19.4 million associated with the tender offer and repurchase of 9¼% senior subordinated notes partially offset by foreign exchange gains and interest income and the nine months ended September 27, 2002 includes early debt extinguishment costs of $3.5 million associated with the prepayment of debt in Japan in June 2002.

Income taxes. The effective tax rate for the nine months ended September 26, 2003 was 42% compared to the effective tax rate of 41% for the nine months ended September 27, 2002. During 2003, we have repatriated cash from foreign jurisdictions to facilitate our debt refinancing efforts. Income taxes are provided on taxable income at the statutory rates applicable to such income. We have provided for U.S. federal income taxes and foreign withholding taxes on the portion of undistributed earnings of non-U.S. subsidiaries expected to be remitted.

We believe our future effective income tax rate may vary depending on our mix of domestic and international taxable income or loss and the various tax and treasury methodologies that we implement, including our policy regarding repatriation of future accumulated foreign earnings.

Net earnings (loss). Net earnings (loss) for the three and nine months ended September 26, 2003 were $(3.7) million and $0.6 million, respectively, compared to $5.8 million and $17.1 million in the three and nine months ended September 27, 2002, respectively. The net loss for the three months ended September 26, 2003 is primarily the result of the increase in non-operating expense due to increased interest expense and early debt extinguishment costs. The decrease in net earnings for the nine months ended September 26, 2003 as compared to the same period last year is primarily the result of the $6.7 million decrease in operating income due to the additional costs of our operations as an independent public company and early debt extinguishment costs.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 2003

LIQUIDITY AND CAPITAL RESOURCES

Management assesses our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms.

Historically, we have generated cash from operations in excess of working capital requirements, and we expect to do so in the future. The net cash provided by operating activities was $11.4 million in the nine months ended September 26, 2003 compared to $90.6 million in the nine months ended September 27, 2002. Operating cash flow decreased in the nine months ended September 26, 2003 compared to the nine months ended September 27, 2002 primarily as a result of lower net earnings due to the additional costs of our operations as an independent company, increased interest expense and early debt extinguishment costs, a decrease in accrued expenses and other liabilities and an increase in accounts receivable, partially offset by a decrease in inventories and other current assets.

Net cash used in investing activities was $11.4 million and $19.3 million in the nine months ended September 26, 2003 and September 27, 2002, respectively. Expenditures for property, plant and equipment totaled $6.2 million and $15.2 million in the nine months ended September 26, 2003 and September 27, 2002, respectively. The decrease in expenditures in 2003 as compared to the same period last year is primarily due to the large amount of improvements in 2002 to our leased headquarters. We expect to invest approximately $16.0 million to $20.0 million in property, plant and equipment in 2003 excluding the November 2003 purchase of the manufacturing facility in Madrid, Spain. We financed the approximately $21.6 million purchase of this facility with available cash and borrowings under our senior credit facility. Expenditures for demonstration (demo) and bundled equipment, primarily phacoemulsification and microkeratome surgical equipment, were $5.4 million and $3.7 million in the nine months ended September 26, 2003 and September 27, 2002, respectively. We maintain demo and bundled equipment to facilitate future sales of similar equipment and related products to our customers. We expect to invest approximately $7.0 million to $9.0 million in demo and bundled equipment in 2003. Expenditures for capitalized internal-use software were $0.2 million and $0.9 million in the nine months ended September 26, 2003 and September 27, 2002, respectively. We expect to invest approximately $1.0 million to $3.0 million in capitalized internal-use software in 2003.

Net cash used in financing activities was $46.6 million in the nine months ended September 26, 2003, which was primarily comprised of $162.4 million of long-term borrowings reduced by long-term debt repayments of $205.0 million and financing related costs of $7.3 million. Net cash used in financing activities was $16.2 million in the nine months ended September 27, 2002, which was comprised of $305.6 million of long-term debt borrowings reduced by long-term debt repayments of $114.4 million, financing related costs of $10.3 million and $197.2 million of net distributions to Allergan. A majority of cash generated from operations prior to June 28, 2002 was transferred to Allergan. Net transfers to Allergan ceased as of June 28, 2002 as a result of the spin-off.

As of the spin-off date, we incurred $300.0 million of debt. We used approximately $258.1 million of these credit facilities to repay indebtedness borrowed from Allergan to purchase various assets from Allergan, make a distribution to Allergan in exchange for various assets contributed to us and repay a portion of Allergan’s debt assumed by us in connection with the spin-off. As of September 26, 2003, we had repaid $230.0 million of this debt.

In June 2003, we amended and restated our senior credit facility to retire the original $100.0 million term loan, and increase the senior revolving credit facility from $35.0 million to $100.0 million. The amended and restated senior credit facility matures on June 30, 2007. As of September 26, 2003, we had no borrowings outstanding under this senior credit facility. Additionally, in June 2003, we consummated the offering of $140.0 million of 3½% convertible senior subordinated notes due 2023. Part of the proceeds from this offering were used to consummate our “Modified Dutch Auction” tender offer for $115.0 million aggregate principle amount of our 9¼% senior subordinated notes in July 2003. In September 2003, we repurchased an additional $15.0 million aggregate principal amount of 9¼% senior subordinated notes. As a result of the tender offer and the repurchase of the senior subordinated notes, we recorded an aggregate charge of approximately $20.6 million for the premium paid on the notes and for the write-off of the pro-rata portion of capitalized debt related costs.

Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from some of our non-U.S. subsidiaries will result in additional tax costs. However, these cash balances are generally available without legal restriction to fund ordinary business operations.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 2003

LIQUIDITY AND CAPITAL RESOURCES (continued)

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

Foreign currency fluctuations. Approximately 74% of our revenues for the nine months ended September 26, 2003 were derived from operations outside the United States, and a significant portion of our cost structure is denominated in currencies other than the U.S. dollar. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

The impact of foreign currency fluctuations on sales was a $7.4 million and a $32.5 million increase for the three and nine months ended September 26, 2003, respectively, and a $4.8 million increase and a $0.8 million decrease for the three and nine months ended September 27, 2002, respectively.

Contractual obligations. The following represents a list of our material contractual obligations and commitments:

	Payments Due by Year
(in millions)	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$—	2.2	2.2	18.0	—	210.0	$232.4
Lease obligations	15.0	12.0	7.0	4.9	4.1	29.0	72.0
IT services	5.4	5.4	5.4	5.2	4.7	—	26.1

Advanced Medical Optics, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We routinely monitor our risks associated with fluctuations in currency exchange rates and interest rates. We address these risks through controlled risk management that may include the use of derivative financial instruments to economically hedge or reduce these exposures. We do not expect to enter into financial instruments for trading or speculative purposes. For all periods presented through June 28, 2002 we were considered in Allergan’s overall risk management strategy. As part of this strategy, Allergan managed its risks based on management’s judgment of the appropriate trade-off between risk, opportunity and costs. With respect to our risks, Allergan primarily utilized foreign currency option and forward contracts to economically hedge or reduce these exposures.

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

Interest rate risk. Our $210.0 million of fixed rate debt is comprised solely of domestic borrowings and our $22.4 million of variable rate debt is comprised of borrowings in Japan. Thus, our interest expense will fluctuate with rate changes in Japan.

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

In May 2003 and October 2002, we realized the value of the interest rate swaps qualifying as fair value hedges. We received an aggregate of approximately $14.8 million, of which approximately $6.3 million represented the net settlement of the accrued but unpaid amount between us and the swap counterparties. The remaining amount of approximately $8.5 million was recorded as an adjustment to the carrying amount of the senior subordinated notes as a premium and is amortized over the remaining life of the notes. At September 26, 2003, after recognizing a pro-rata portion of the gain upon repurchase of a portion of the notes, the unamortized realized gain on these interest rate swaps was $3.6 million.

In May 2003, we terminated the interest rate swap qualifying as a cash flow hedge. We paid approximately $2.4 million and included the related loss of approximately $2.3 million as a component of accumulated other comprehensive income. As a result of the prepayment of the term loan in June 2003, the loss on the interest rate swap has been fully recognized as interest expense.

If interest rates in Japan were to increase or decrease by 1%, annual interest expense would increase or decrease by approximately $224,000.

Advanced Medical Optics, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

The table below presents information about our debt obligations as of September 26, 2003:

	Maturing in							Fair Market
	2003	2004	2005	2006	2007	Thereafter	Total	Value
	(in millions, except interest rates)
LIABILITIES
Debt Obligations:

Fixed Rate	$—	$—	$—	$—	$—	$70.0	$70.0	$75.0
Weighted Average Interest Rate						9.25%	9.25%

Fixed Rate	$—	$—	$—	$—	$—	$140.0	$140.0	$155.5
Weighted Average Interest Rate						3.50%	3.50%

Variable Rate	$—	$2.2	$2.2	$18.0	$—	$—	$22.4	$22.4
Weighted Average Interest Rate		3.10%	3.10%	3.10%			3.10%

Total Debt Obligations	$—	$2.2	$2.2	$18.0	$—	$210.0	$232.4	$252.9
Weighted Average Interest Rate		3.10%	3.10%	3.10%		5.42%	5.19%

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

At September 26, 2003, the aggregate notional and average strike amounts of our outstanding yen and euro currency option contracts were $83.3 million and 121.96, and $37.9 million and 1.05, respectively. The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The fair

Advanced Medical Optics, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

value of these foreign currency option contracts was $1.1 million at September 26, 2003. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of September 26, 2003. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

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

In November 2002, the Emerging Issues Task Force finalized its consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), which provides guidance on the method of revenue recognition for sales arrangements that include the delivery of more than one product or service. Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. We adopted EITF 00-21 during the quarter ended September 26, 2003. The adoption of EITF 00-21 did not have a material effect on our consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities with which they are involved if the entity’s equity has specified characteristics. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. We adopted FIN 46 during the quarter ended September 26, 2003. The adoption of FIN 46 did not have an effect on our consolidated financial statements.

In April 2003, Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149), was issued. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. We adopted SFAS No. 149 during the quarter ended September 26, 2003. The adoption of SFAS No. 149 did not have an effect on our consolidated financial statements.

In May 2003, Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), was issued. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. We adopted SFAS No. 150 during the quarter ended September 26, 2003. The adoption of SFAS No. 150 did not have an effect on our consolidated financial statements.

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES

Certain statements we made in this report and in other reports and statements released by us constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as comments which express our opinions about trends and factors which may impact future operating results. Disclosures that use words such as we “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by us about our businesses including, without limitation, the factors discussed below:

•	WE HAVE A LIMITED HISTORY OPERATING AS AN INDEPENDENT COMPANY UPON WHICH YOU CAN EVALUATE US. Financial information for all periods prior to June 29, 2002 includes those revenues and expenses directly attributable to our operations and allocations of certain Allergan corporate expenses. Such financial information does not necessarily reflect what the results of our operations would have been as a stand-alone public entity.

•	OUR ABILITY TO ENGAGE IN ACQUISITIONS AND OTHER STRATEGIC TRANSACTIONS USING OUR STOCK IS SUBJECT TO LIMITATIONS BECAUSE OF THE FEDERAL INCOME TAX REQUIREMENTS FOR A TAX-FREE SPIN-OFF. In addition, our tax sharing agreement and contribution and distribution agreement with Allergan may limit our ability to use our stock for acquisitions and other similar strategic transactions. Our competitors do not face similar constraints and may therefore have an advantage over us.

•	WE MAY BE REQUIRED TO SATISFY CERTAIN INDEMNIFICATION OBLIGATIONS TO ALLERGAN, OR MAY NOT BE ABLE TO COLLECT ON INDEMNIFICATION RIGHTS FROM ALLERGAN. Under the terms of the contribution and distribution agreement, we and Allergan have each agreed to indemnify each other from and after the spin-off with respect to the indebtedness, liabilities and obligations retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities, if called upon to do so, will depend upon the future financial strength of each of our companies. We cannot determine whether we will have to indemnify Allergan for any substantial obligations, and we do not have control over or clear visibility to the settlement of certain claims and lawsuits which require partial indemnification by us, such as employment-related claims. We also cannot assure you that if Allergan has to indemnify us for any substantial obligations, Allergan will have the ability to satisfy those obligations or will satisfy them promptly.

•	WE MAY BE RESPONSIBLE FOR FEDERAL INCOME TAX LIABILITIES THAT RELATE TO THE DISTRIBUTION OF OUR COMMON STOCK BY ALLERGAN. Allergan has received a ruling from the Internal Revenue Service to the effect that the spin-off qualified as a tax-free transaction. If either we or Allergan breach representations to each other or to the Internal Revenue Service, or if we or Allergan take or fail to take, as the case may be, actions that result in the spin-off failing to meet the requirements of a tax-free spin-off pursuant to Section 355 of the Internal Revenue Code, the party in breach will indemnify the other party for any and all resulting taxes. If we were required to pay any of the potential taxes described above, the payment would have a material adverse effect on our financial position.

•	WE FACE INTENSE COMPETITION AND OUR FAILURE TO COMPETE EFFECTIVELY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS. The markets for our ophthalmic surgical device and eye care products are intensely competitive and are subject to rapid and significant technological change. Many of our competitors have substantially more resources and a greater marketing scale than we do. If we are unable to develop and produce or market our products to effectively compete against our competitors, our operating results will materially suffer.

•	OUR BUSINESS IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION. Compliance with these regulations is expensive and time-consuming; and, if we fail to comply, we may be subject to fines, injunctions and penalties that could harm our business. Failure to obtain regulatory clearance or approvals of new products we develop, any limitations imposed by regulatory agencies on new product use or the costs of obtaining regulatory clearance or approvals could have a material adverse effect on our business, financial condition and results of operations. In addition, if we or our subcontractors fail to comply with applicable manufacturing regulations, our business could be harmed. Health care initiatives and other cost-containment pressures could cause us to sell our products at lower prices, resulting in less revenue to us.

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

•	WE COULD EXPERIENCE LOSSES DUE TO PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS OR CORRECTIONS. We have in the past been, and continue to be, subject to recalls and product liability claims. We have assumed the defense of any litigation involving claims related to our business and will indemnify Allergan for all related losses, costs and expenses. As part of our risk management policy, we have obtained third-party product liability insurance coverage. Product liability claims against us may exceed the coverage limits of our insurance policies or cause us to record a self-insured loss. Even if any product liability loss is covered by an insurance policy, these policies have substantial retentions or deductibles that provide that we will not receive insurance proceeds until the losses incurred exceed the amount of those retentions or deductibles. To the extent that any losses are below these retentions or deductibles, we will be responsible for paying these losses. A product liability claim in excess of applicable insurance or a substantial product recall could have a material adverse effect on our business, financial position and results of operations.

•	OUR EYE CARE BUSINESS COMPETES IN A MARKET WITH MARGINAL GROWTH ON A GLOBAL BASIS. We believe that revenue growth of the eye care market in international markets is offset by a decline in the U.S. market, resulting in marginal growth on a global basis in 2002 as compared to 2001. Our eye care business is impacted by trends in the contact lens care market such as technological and medical advances in surgical techniques for the correction of vision impairment. Less expensive one-bottle chemical disinfection systems have gained popularity among soft contact lens wearers instead of peroxide-based lens care products, which historically have been our strongest family of lens care products. Also, the growing use and acceptance of daily and extended wear contact lenses and laser correction procedures, along with the other factors above, could have the effect of continuing to reduce demand for lens care products generally. We cannot assure you that we have established appropriate or sufficient marketing and sales plans to mitigate the effect of these trends upon our eye care business. If we cannot timely generate new sources of revenue to offset any decline in revenues from these trends, our operating results will materially suffer.

•	WE CONDUCT A SIGNIFICANT AMOUNT OF OUR SALES AND OPERATIONS OUTSIDE OF THE UNITED STATES. SUCH SALES AND OPERATIONS SUBJECT US TO ADDITIONAL BUSINESS RISKS, SUCH AS BUSINESS INTERRUPTION, INCREASED COSTS AND CURRENCY EXCHANGE RATE FLUCTUATIONS, WHICH MAY CAUSE OUR PROFITABILITY TO DECLINE. Our two manufacturing sites are located outside the continental United States, in Añasco, Puerto Rico and Hangzhou, China, and, in November 2003, we completed the purchase of a third facility in Madrid, Spain. In 2002, we derived approximately $386.8 million, or 72% of our total revenue, from sales of our products outside of the United States. In addition, in 2002 we derived approximately 27% of our net sales in Japan. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including: the impact of severe acute respiratory syndrome (SARS) on sales of our products and on our manufacturing capacity in China for certain eye care products; unexpected changes in foreign regulatory requirements; differing local product preferences and product requirements; fluctuations in foreign currency exchange rates; political and economic instability; changes in foreign medical reimbursement and coverage policies and programs; diminished protection of intellectual property in some countries outside of the United States; trade protection measures and import or export licensing requirements; difficulty in staffing and managing foreign operations; differing labor regulations; and potentially negative consequences from changes in tax laws. Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. In addition, we are particularly susceptible to the occurrence of any of these risks in Japan due to our high concentration of sales in Japan.

•	WE HAVE A SIGNIFICANT AMOUNT OF DEBT WHICH CONTAINS COVENANTS THAT MAY LIMIT OUR ACTIVITIES. This level of debt could limit cash flows available for working capital, capital expenditures, acquisitions and other corporate purposes, could limit our ability to obtain additional financing and could limit our flexibility to react to competitive or other changes in our industry, and to economic conditions generally. Our ability to comply with loan covenants and to repay or refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

•	IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS AND PROSPECTS MAY BE HARMED. Our ability to compete effectively is dependent upon the proprietary nature of the designs, processes, technologies and materials owned, used by or licensed to us. Although we attempt to protect our proprietary property, technologies and processes through a combination of patent law, trade secrets and non-disclosure agreements, these may be insufficient.

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

•	WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY LITIGATION AND INFRINGEMENT CLAIMS, WHICH COULD CAUSE US TO INCUR SIGNIFICANT EXPENSES OR PREVENT US FROM SELLING OUR PRODUCTS. There is a substantial amount of litigation over patent and other intellectual property rights in the eye care industry, and in the ophthalmic surgical device and contact lens care markets particularly. The fact that we have patents issued to us for our products does not mean that we will always be able to successfully defend our patents and proprietary rights against challenges or claims of infringement by our competitors. In addition, litigation to defend out intellectual property is costly and time consuming.

•	OUR MANUFACTURING CAPACITY MAY NOT BE ADEQUATE TO MEET THE DEMANDS OF OUR BUSINESS. We manufacture our products or contract with third parties to manufacture our products. Our products are manufactured in quantities sufficient to satisfy our current level of product sales. If we experience increases in sales, we will need to increase our production beyond our present manufacturing capacity. Additionally, in June 2005 our manufacturing agreement with Allergan will terminate and we will be required to increase our manufacturing capacities or to contract with additional parties to manufacture our products. The process to transfer manufacturing of our products to new facilities is lengthy and requires regulatory approval. We cannot assure you that we can successfully increase our capacity on a profitable basis, complete the regulatory approval process in a timely manner, or contract with additional parties on terms acceptable to us, if at all. Any prolonged disruption in the operation of our manufacturing facilities or those of our third party manufacturers could materially harm our business. Furthermore, we cannot assure you that if we choose to scale-up our manufacturing operations, we will be able to maintain compliance with Food and Drug Administration or other regulatory standards.

Item 4.	Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our periodic reports filed with the SEC. In addition, we evaluated our internal control over financial reporting and there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Advanced Medical Optics, Inc.

PART II – OTHER INFORMATION

Item 5.  Other Information

AMO’s Chief Executive Officer and Chief Financial Officer have each signed the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, which certifications accompany this filing as exhibits. These certifications shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall they be incorporated by reference in any filing under the Securities Act of 1933.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Amendment No. 2 to Amended and Restated Credit Agreement, dated September 19, 2003.

10.2	Term Loan Facility Agreement, dated September 24, 2003, by and among AMO Japan K.K., as Borrower,
Advanced Medical Optics, Inc., as Guarantor, Bank of America N.A., Tokyo Branch, as a Lender and Agent, and the Lenders named therein.

10.3	Second Amendment to Advanced Medical Optics, Inc. 401(k) Plan, dated October 21, 2003.

10.4	First Amendment to Advanced Medical Optics, Inc. Executive Deferred Compensation Plan, dated October 21, 2003.

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard A. Meier pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James V. Mazzo and Richard A. Meier pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On July 1, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K attaching the Company’s press release announcing that it had amended its “Modified Dutch Auction” tender offer for up to $75.0 million aggregate principal amount at maturity of its outstanding 9¼% Senior Subordinated Notes due 2010 by increasing the offer amount up to $115.0 million aggregate principal amount at maturity and increasing the maximum offer price to $1,115.00 per $1,000 principal amount at maturity.

On July 8, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting the resignation of David E.I. Pyott, the Chairman of the Board, President and Chief Executive Officer of Allergan, from the Company’s board of directors, effective June 29, 2003.

On July 17, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K attaching a press release reporting that a Spanish subsidiary of the Company had entered into an agreement with Alcon CUSI, S.A., a subsidiary of Alcon, Inc., to purchase an existing Alcon manufacturing facility in Madrid, Spain. The form also attached a press release announcing the extension of the “Modified Dutch Auction” tender offer.

On July 23, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K attaching the Company’s July 21, 2003 press release announcing the preliminary results of its “Modified Dutch Auction” tender offer for its 9¼% Senior Subordinated Notes due 2010 and attaching the Company’s July 23, 2003 press release announcing the final results of its “Modified Dutch Auction” tender offer.

On July 30, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K furnishing the Company’s press release regarding financial results for the quarter ended June 27, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 6, 2003	ADVANCED MEDICAL OPTICS, INC.

/s/ RICHARD A. MEIER

Richard A. Meier (Principal Financial Officer)

/s/ ROBERT F. GALLAGHER

Robert F. Gallagher (Principal Accounting Officer)