Form 10-K
period 2003-12-31
ADVANCED MEDICAL OPTICS INC
filed 2004-03-12
CIK 1168335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates is approximately $346 million based upon the closing price on the New York Stock Exchange as of June 27, 2003.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒    No ☐

Common Stock outstanding as of February 27, 2004 – 29,404,922 shares (including 1,397 shares held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III incorporate certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on May 20, 2004, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2003.

PART I

Item 1. Business

We were incorporated in Delaware in October 2001 as a subsidiary of Allergan, Inc. Allergan spun-off our company to its stockholders by way of a distribution of all of our shares of common stock on June 29, 2002. As a result of our spin-off from Allergan, we are now an independent public company, and Allergan has no continuing stock ownership in us.

AMO Businesses

We are a global leader in the development, manufacture and marketing of medical devices for the eye and eye care products with net sales of $601.5 million in 2003. We have two major product lines: ophthalmic surgical and eye care.

Ophthalmic Surgical Product Line

Our ophthalmic surgical products business develops, manufactures and markets medical devices for the cataract and refractive surgery markets. We focus on three major segments of the cataract surgery market:

•	foldable intraocular lenses implanted in the lens capsule to restore sight;

•	phacoemulsification machines used to break up the cloudy human lens prior to its replacement with an intraocular lens; and

•	related surgical accessories such as implantation systems, viscoelastics and disposables.

Sales of our intraocular lenses (IOLs) represented approximately 34% of our net sales in 2003 and in 2002, and 32% in 2001. Foldable intraocular lenses we market for small incision cataract surgery include the Array® multifocal silicone IOL; our Phacoflex®II line of monofocal silicone IOLs and the Sensar® acrylic IOL. Our third-generation silicone IOL is the ClariFlex® lens. Both the ClariFlex® and Sensar® lenses have our patented OptiEdge™ square edge, with a design intended to reduce post-surgical posterior capsular opacification (PCO), in order to lessen the need for subsequent laser procedures, and to reduce the potential for unwanted glare and reflections following implantation. Along with foldable IOLs, we also market a series of insertion systems for each of our foldable lens models and The UnFolder® implantation systems are among the most popular models. These systems assist the surgeon in achieving controlled release of IOLs.

Phacoemulsification is a method of cataract extraction that uses ultrasound waves to break the natural lens into small fragments that can then be removed. We currently market the Prestige®, AMO® Diplomax® , Sovereign® and Sovereign® Compact™ systems. Both the Sovereign® and Sovereign® Compact™ systems are available with WhiteStar™ technology, which enables the system to deliver a rapid succession of microbursts interrupted by brief rest periods resulting in less heat and turbulence in the ocular environment. We also market AMO® Vitrax® and CoEase™ viscoelastics used to maintain the anterior chamber and protect endothelial cells during cataract surgery. We have partnered with Allegiance Healthcare Corporation to provide custom surgical procedure packs to our U.S. customers. We market and distribute the Injector Ring™ capsular tension rings in Europe that are manufactured by Corneal Laboratories, and in 2003 through a partnership with Ophtec BV, we obtained global distribution rights for the StabilEyes™ capsular tension ring, which was granted expedited U.S. Food and Drug Administration (FDA) review status and currently is pending FDA approval. Capsular tension rings are inserted into the capsular bag during cataract surgery and function to stabilize the capsular bag during placement of IOLs.

We compete in the refractive surgery market with the Amadeus™ microkeratome. Surgeons use microkeratomes in LASIK procedures to cut a flap of corneal tissue that is folded back during the laser procedure and then placed back to its original position. We are the exclusive worldwide distributor of the Amadeus™ microkeratome and SurePass® microkeratome blades, which are manufactured by SIS AG, Surgical Instrument Systems in Switzerland. We also have a co-marketing agreement with VISX Incorporated, which sells excimer laser systems for vision correction. In addition, in Europe we market the Verisyse™ phakic IOL in conjunction with our Ophtec partnership. This lens is an implant used in refractive surgery for the correction of hyperopia, myopia and astigmatism. In February 2004, the FDA Ophthalmic Devices Panel of the Centers for Devices and Radiological Health recommended that the Verisyse™ lens be approved by the FDA. A final FDA decision is pending. Once approved, we intend to market and distribute the lens globally, with exclusive marketing and distribution rights in North America and Japan.

In January 2003, we acquired from Optikon worldwide distribution rights to an AMO branded vitreal retinal system, known as AMO Gemini™. This system allows us to enter the market segment for treatment of the back of the eye and we plan to begin selling the AMO Gemini™ system in 2004.

Eye Care Product Line

We develop, manufacture and market a full range of products for use with most types of contact lenses. These products include single-bottle multi-purpose cleaning and disinfecting solutions to destroy harmful microorganisms in and on the surface of contact lenses; hydrogen peroxide-based systems to do the same; daily cleaners to remove undesirable film and deposits from contact lenses; enzymatic cleaners to remove protein deposits from contact lenses; and contact lens rewetting drops to provide added wearing comfort. Our leading brands include blink™, Complete®, Complete® MoisturePLUS™, Complete Blink-N-Clean®, Consept F®, Consept 1 Step®, Oxysept 1 Step® and Ultrazyme®. Complete® products represented approximately 20%, 20% and 19% of our net sales in 2003, 2002 and 2001, respectively. Hydrogen peroxide-based products represented approximately 18%, 20% and 21% of our net sales in 2003, 2002 and 2001, respectively.

Information concerning sales, operating income and assets attributable to each of our operating segments is set forth in Note 13 of the Notes to Consolidated Financial Statements

Employee Relations

At December 31, 2003, we employed approximately 2,260 persons throughout the world, including approximately 530 in the United States. None of our U.S.-based employees are represented by unions. We consider our relations with our employees to be, in general, very good.

Global Sales

Net sales in the United States were approximately $153.5 million, $151.3 million and $167.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Our international sales represented approximately $448.0 million, $386.8 million and $375.8 million for the years ended December 31, 2003, 2002 and 2001, respectively, or 74%, 72% and 69% of total sales, respectively. Sales in Japan were approximately $164.1 million, $145.1 million and $137.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Our products are sold in over 60 countries. Sales are attributed to the country where the customer resides. Marketing activities are coordinated on a worldwide basis, and resident management teams provide leadership and infrastructure for introduction of new products in the local markets.

Sales, Marketing and Distribution

Customers. Our primary customers for our ophthalmic surgical products include surgeons who perform cataract surgeries, hospitals and ambulatory surgical centers. The primary customers for our eye care products include optometrists, opticians, ophthalmologists, retailers and clinics that sell directly to consumers. These retailers include mass merchandisers such as Wal-Mart, drug store chains such as Walgreens, hospitals, commercial optical chains and food stores. During 2003, no customer accounted for over 10% of our net sales.

Sales and Marketing. Our sales efforts and promotional activities with respect to our ophthalmic surgical products are primarily aimed at eye care professionals such as ophthalmologists who use our products. Similarly, our sales and promotional efforts in lens care are primarily directed toward the practitioner, i.e., the optometrists, opticians and ophthalmologists. In addition, we advertise in professional journals and have a direct mail program of descriptive product literature and scientific information that we provide to specialists in the eye care field. We have also developed training modules and seminars to update physicians regarding evolving technology. We also utilize some direct-to-consumer advertising of our eye care products.

Recognizing the importance of our sales force’s expertise, we invest significant time and expense to provide training in such areas as product features and benefits. Training for our ophthalmic surgical products sales force focuses on providing sales personnel with technical knowledge regarding the scope and characteristics of the products they are selling and developing skills in presenting and demonstrating those products. In addition to providing product knowledge for communication to eye care practitioners, our eye care products sales force focuses on developing the necessary skills to sell to buyers for mass merchandisers and large drug store chains. This sales force also seeks to develop relationships with eye care professionals who may purchase our products and recommend them to their patients.

Each of our products is marketed under its brand name and our corporate name. We have a worldwide marketing organization which helps us to set overall marketing direction, promote consistent global brand positioning and allocate marketing resources to products and regions offering the greatest return. In order to remain sensitive to cultural differences and varying healthcare systems throughout the world, tactical execution of marketing programs and all sales activities are carried out at the regional level.

We also use third party distributors for the distribution of our products in smaller international markets. No individual agent or distributor accounted for more than 10% of our net sales for the year ended December 31, 2003.

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

Research and development activities for our ophthalmic surgical business are focused on expanding our product portfolio for both cataract and refractive surgery. Within cataract surgery, we have focused on four areas of opportunity to provide superior outcomes:

•	Smaller incision surgery: small incision surgery has been associated with less induced astigmatism, rapid stabilization of the wound and faster visual rehabilitation.

•	Advances in phacoemulsification: technology providing surgeons with high levels of cutting efficiency but with less heat and turbulence directed into the ocular environment enables more effective and safer cataract extraction procedures.

•	Restoring accommodation following cataract surgery: following cataract surgery, the eye may lose its ability to accommodate, or shift its field of focus. As a result, the eye will attain a fixed point of focus.

•	Reducing PCO following cataract surgery: PCO is a clouding of the residual portion of the natural crystalline lens that occurs in some patients following cataract surgery. Currently, treatment of moderate to severe PCO typically requires a laser procedure.

Current projects include expansion of our multifocal Array® IOL product offering by adding an OptiEdge™ design to the existing silicone Array® offering and the introduction of the Array® with OptiEdge™ in our acrylic material. Other projects include developing easier to use insertion systems for our foldable Sensar® and ClariFlex® IOLs that provide for faster and safer procedures, and advances to our high end phacoemulsification system and to our proprietary WhiteStar™ software technology.

In addition to cataract surgery products, we are leveraging our expertise in IOL implant technology to the areas of the surgical correction of vision. These areas represent large unmet needs that are not addressed by current surgical procedures. Products that are currently under development include refractive implants for correction of moderate to high myopia and presbyopia.

Our research and development efforts in the eye care business are aimed at developing proprietary systems that are effective and more convenient for customers to use, which we believe will result in a longer, more comfortable lens wear and higher rate of compliance with recommended lens care procedures. Our efforts include seeking formulations that provide prolonged lubrication, improved protection against dryness and enhanced cleaning without irritation. Our research and development efforts have resulted in the continued development of our flagship Complete® brand multi-purpose solution and blink™ rewetter solutions, with further advancements currently in development.

We plan to supplement our research and development activities with a commitment to identifying and obtaining new technologies through in-licensing, technological collaborations and joint ventures, including the establishment of research relationships with academic institutions and individual researchers.

We spent approximately $37.4 million in 2003, $29.9 million in 2002 and $29.0 million in 2001 on research and development. Research and development spending represented 6.2%, 5.6% and 5.3% of total net sales in 2003, 2002 and 2001, respectively. We believe that the continuing introduction of new products supplied by our research and development efforts and in-licensing opportunities are critical to our success. There are, however, inherent uncertainties associated with the research and development efforts and the regulatory process and we cannot assure you that any of our research projects will result in new products that we can commercialize.

Manufacturing

We manufacture eye care products at our facility in Hangzhou, China, and we manufacture surgical products at our facility in Añasco, Puerto Rico. In November 2003, we completed the purchase of a third facility in Madrid, Spain. Beginning in mid-2004, we plan to manufacture eye care products, including our Complete® branded product line at this facility. In addition, as part of our separation from Allergan, we entered into an agreement with Allergan under which Allergan manufactures eye care products for us at their facilities in Waco, Texas; Westport, Ireland; and Guarulhos, Brazil. Under this agreement, Allergan also manufactures our ophthalmic surgical product, Vitrax®, at its Westport, Ireland facility. The manufacturing agreement will terminate on June 29, 2005. As a result, we are transitioning products manufactured by Allergan to our Spain and China plants and to other third party suppliers. However, while we are confident in our ability to complete the transition, certain events or regulatory issues may delay the transition. If we are unable to transition production from Allergan in a timely manner, our business may be negatively impacted in a material way.

As part of the transition in November 2003, we entered into an agreement with Nicholas Piramal India Limited for the supply of neutralizing tablets and unit dose solutions primarily used with our hydrogen-peroxide lens care products. Nicholas Piramal will be a sole source supplier of these products. If supply of these products were interrupted, we cannot assure you that we would be able to obtain replacement products, and our eye care product sales may be negatively impacted in a material manner.

We have historically outsourced the manufacture of our phacoemulsification equipment to third parties. Each of our Prestige® and Diplomax® systems and the initial Sovereign® system are manufactured by Zeiss Humphrey under a manufacturing and supply agreement, and each system is unique and has its own individual characteristics. The agreement terminates in May 2005, but will automatically renew for a one-year period unless either party notifies the other of its intent not to renew the agreement nine months prior to the scheduled termination. If Zeiss Humphrey were to cease manufacturing any of these systems for any reason, we cannot assure you that we would be able to replace it on terms favorable to us, or at all.

Raw Materials

We use a diverse and broad range of raw materials in the design, development and manufacture of our products. While we do fabricate or formulate some of our materials at our manufacturing facilities, we purchase most of the materials and components used in manufacturing our products from external suppliers. In addition, we purchase some supplies from single sources for reasons of quality assurance, sole source availability, cost effectiveness or constraints resulting from regulatory requirements. Four of our materials are sole sourced. However, we work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability. Where we buy a material from one source and other sources are available, alternative supplier options are generally considered and identified, although we do not typically pursue regulatory qualification of alternative sources due to the strength of our existing supplier relationships and the time and expense associated with the regulatory process. Although a change in suppliers could require significant effort or investment by us in circumstances where the items supplied are integral to the performance of our products or incorporate unique technology, we do not believe that the loss of any existing supply contract would have a material adverse effect on us.

Government Regulation and Other Matters

United States. Our products and operations are subject to extensive and rigorous regulation by the FDA. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. The Federal Trade Commission also regulates the advertising of our products.

Under the Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Our current products are Class I, II and III medical devices.

Class I devices are those for which safety and effectiveness can be assured by adherence to a set of guidelines, which include compliance with the applicable portions of the FDA’s Quality System Regulation, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials, referred to as the general controls. Some Class I, also called Class I reserved, devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Most Class I products are generally exempt from the premarket notification requirements.

Class II devices are those which are subject to the general controls and most require premarket demonstration of adherence to certain performance standards or other special controls (as specified by the FDA) and clearance by the FDA. Premarket review and clearance by the FDA for these devices is accomplished through the 510(k) premarket notification procedure. For most Class II devices, the manufacturer must submit to the FDA a premarket notification submission, demonstrating that the device is “substantially equivalent” to a legally marketed device.

If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device. By regulation, the FDA is required to clear a 510(k) within 90 days of submission of the application. As a practical matter, clearance often takes longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not “substantially equivalent,” the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill much more rigorous premarketing requirements, known as premarket approval.

A Class III product is a product which has a new intended use or uses advanced technology that is not substantially equivalent to a use or technology with respect to a legally marketed device, or for which there is not sufficient information to establish performance standards or special controls to assure the device’s safety and effectiveness. The safety and effectiveness of Class III devices cannot be assured solely by the general controls and the other requirements described above. Therefore, these devices almost always require formal clinical studies to demonstrate safety and effectiveness.

Approval of a premarket approval application from the FDA is required before marketing of a Class III product can proceed. The premarket approval application process is much more demanding than the 510(k) premarket notification process. A premarket approval application, which is intended to demonstrate that the device is safe and effective, must be supported by extensive data, including data from preclinical studies and human clinical trials and existing research material, and must contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a premarket approval application, once the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will accept the application for review. The FDA, by statute and by regulation, has 180 days to review a filed premarket approval application, although the review of an application more often occurs over a significantly longer period of time, up to several years. In approving a premarket approval application or clearing a 510(k) application, the FDA may also require some form of postmarket surveillance, whereby the manufacturer follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

When FDA approval of a Class I, Class II or Class III device requires human clinical trials, and if the clinical trial presents a “significant risk” (as defined by the FDA) to human health, the device sponsor is required to file an investigational device exemption, or IDE, application with the FDA and obtain investigational device exemption approval prior to commencing the human clinical trial. If the clinical trial is considered a “nonsignificant risk,” investigational device exemption submission to the FDA is not required. Instead, only approval from the Institutional Review Board overseeing the clinical trial is required, although the study is still subject to other provisions of the IDE regulation. Human clinical studies are generally required in connection with approval of Class III devices and to a much lesser extent for Class I and II devices. Clinical trials conducted abroad must also comply with local regulations.

Continuing Food and Drug Administration Regulation. After the FDA permits a device to enter commercial distribution, numerous regulatory requirements apply. These include:

•	the registration and listing regulation, which requires manufacturers to register all manufacturing facilities and list all medical devices placed into commercial distribution;

•	the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	labeling regulations;

•	the FDA’s general prohibition against promoting products for unapproved or “off-label” uses; and

•	the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to reoccur.

Failure to comply with the applicable U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product applications, and criminal prosecution.

Governmental Reimbursement. In the United States, a significant percentage of the patients who receive our IOLs are covered by the federal Medicare program. When a cataract extraction with IOL implantation is performed in an ambulatory surgical center, Medicare provides the ambulatory surgical center with a fixed facility fee that includes a recommended $150 allowance to cover the cost of the IOL. After the Centers for Medicare and Medicaid Services (CMS) (formerly the Health Care Financing Administration), awarded “new technology intraocular lens” status to our Array® multifocal IOL in 2000, the reimbursement rate for our Array® multifocal IOLs implanted in ambulatory surgical centers increased to $200 until May 2005. When the procedure is performed in a hospital outpatient department, the hospital’s reimbursement is determined based on the cost of the hospital resources used blended with the cost of the IOLs.

At the end of 2003, Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. Among other things, this legislation requires CMS to establish a new Medicare payment system for services performed in ambulatory surgical centers. This payment system is to be effective no sooner than January 1, 2006, and no later than January 1, 2008. At this time, it is not possible to determine how this new payment system could affect our revenues or financial condition.

In addition, if implemented, price controls or other cost-containment measures could materially and adversely affect our revenues and financial condition.

We cannot predict the likelihood or pace of any other significant legislative or regulatory action in these areas, nor can we predict whether or in what form health care legislation being formulated by various governments will be passed. Medicare reimbursement rates are subject to change at any time. We also cannot predict with precision what effect such governmental measures would have if they were ultimately enacted into law. In general, however, we believe that legislative and regulatory initiatives will likely continue, and the adoption of new payment or coverage policies can have some impact on our business.

International Regulation. Internationally, the regulation of medical devices is also complex. In Europe, our products are subject to extensive regulatory requirements. The regulatory regime in the European Union for medical devices became mandatory in June 1998. It requires that medical devices may only be placed on the market if they do not compromise safety and health when properly installed, maintained and used in accordance with their intended purpose. National laws conforming to the European Union’s legislation regulate our IOLs and eye care products under the medical devices regulatory system, rather than the more variable national requirements under which they were formerly regulated. The European Union medical device laws require manufacturers to declare that their products conform to the essential regulatory requirements after which the products may be placed on the market bearing the CE marking. The manufacturers’ quality systems for products in all but the lowest risk classification are also subject to certification and audit by an independent notified body. In Europe, particular emphasis is being placed on more sophisticated and faster procedures for the reporting of adverse events to the competent authorities.

In Japan, premarketing approval and clinical studies are required, as is governmental pricing approval for medical devices. Clinical studies are subject to a stringent “Good Clinical Practices” standard. Approval time frames from the Japanese Ministry, Health, Labor and Welfare (MHLW) vary from simple notifications to review periods of one or more years, depending on the complexity and risk level of the device. In addition, importation into Japan of medical devices is subject to “Good Import Practices” regulations. As with any highly regulated market, significant changes in the regulatory environment could adversely affect future sales.

In many of the other foreign countries in which we market our products, we may be subject to regulations affecting, among other things:

•	product standards;

•	packaging requirements;

•	labeling requirements;

•	quality system requirements;

•	import restrictions;

•	tariff regulations;

•	duties; and

•	tax requirements.

Many of the regulations applicable to our devices and products in these countries are similar to those of the FDA. In many countries, the national health or social security organizations require our products to be qualified before they can be marketed with the benefit of reimbursement eligibility. To date, we have not experienced difficulty in complying with these regulations.

Fraud and Abuse. We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws, physician self-referral laws, and false claims laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, Veterans Administration (VA) health programs and TRICARE. We believe that our operations are in material compliance with such laws. Because these laws are far-reaching and their interpretation changes, we cannot assure you that we would not be required to alter one or more of our practices to be in compliance with these laws. In addition, we cannot assure you that the occurrence of one or more violations of these laws would not result in a material adverse effect on our financial condition and results of operations.

Anti-Kickback Laws. Our operations are subject to federal and state anti-kickback laws. Provisions of the Social Security Act, commonly known as the “Anti-Kickback Law,” prohibit entities, such as our company, from knowingly and willfully offering, paying, soliciting or receiving any form of remuneration in return for, or to induce:

•	the referral of persons eligible for benefits under a federal health care program, including Medicare, Medicaid, the VA health programs and TRICARE, or a state health program; or

•	the recommendation, purchase, lease or order of items or services that are covered, in whole or in part, by a federal health care program or state health programs.

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

Violation of the Anti-Kickback Law is a felony, punishable by substantial fines and (for individuals) imprisonment. In addition, the Department of Health and Human Services may impose civil penalties and exclude violators from participation in federal or state health care programs (including Medicare, Medicaid, VA health programs, and TRICARE); if a manufacturer is excluded, its products are not eligible for reimbursement by these programs. Many states have adopted similar anti-kickback laws, which vary in scope and may extend to payments intended to induce the recommendation, purchase, or order of products reimbursed by private payors as well as federal or state health care programs.

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

Competition

The markets for our ophthalmic surgical device and eye care products are intensely competitive and are subject to rapid and significant technological change. Companies within the ophthalmic surgical device market compete on technological leadership and innovation, quality and efficacy of products, relationships with eye care professionals and health care providers, breadth and depth of product offering and pricing. Companies within the eye care market compete primarily on recommendations from eye care professionals, customer brand loyalty, product quality and pricing. We have numerous competitors in the United States and abroad, including, among others, large companies such as Alcon, Inc., a subsidiary of Nestle S.A.; Bausch & Lomb; CIBA Vision Corporation, a unit of Novartis; Pfizer’s surgical ophthalmic business; Staar Surgical and Moria. These competitors may develop technologies and products that are more effective or less costly than any of our current or future products or that could render our products obsolete or noncompetitive. Some of these competitors have substantially more resources and marketing capabilities than we do. In addition, the medical technology and device industry continues to experience consolidation, resulting in larger, more diversified companies than us. Among other things, these consolidated companies can spread their research and development costs over much broader revenue bases than we can and can influence customer and distributor buying decisions. Our inability to produce and develop products that compete effectively against those of our competitors could result in a material reduction in sales.

Patents, Trademarks and Other Intellectual Property

Patents and other proprietary rights are important to the success of our business. We likewise utilize trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to our proprietary information.

We have rights to over 1,100 granted and issued patents and approximately 470 pending patent applications relating to aspects of the technology incorporated in many of our products. The scope and duration of our proprietary protection varies throughout the world by jurisdiction and by individual product. In particular, patents for individual products extend for varying periods of time according to the date a patent application is filed, the date a patent is granted and the term of patent protection available in the jurisdiction granting the patent. Our proprietary protection often affords us the opportunity to enhance our position in the marketplace by precluding our competitors from using or otherwise exploiting our technology.

We believe trademark protection is particularly important to the maintenance of the recognized brand names under which we market our products. The scope and duration of our trademark protection varies throughout the world, with some countries protecting trademarks only as long as the mark is used, and others requiring registration of the mark and the payment of registration fees. We own or have rights to material trademarks or trade names that we use in conjunction with the sale of our products, which include, among others, Advanced Medical Optics™ (and design ™), Allervisc®, Amadeus™, AMO®, Array®, blink™, Blink-n-Clean®, ClariFlex®, ComfortPLUS™, Complete®, Consept F®, Consept 1 Step®, Diplomax®, Injector Ring™, MoisturePLUS™, OptiEdge™, Oxysept 1 Step®, PhacoFlex® II, SI30NB®, SI40NB®, and SI55NB®, Prestige®,

Sensar®, Sovereign®, Sovereign® Compact™, The Unfolder®, Total Care®, UltraCare®, Ultrazyme®, Verisyse™, Vitrax® and Whitestar™ (and design ®). Generally, our products are marketed under one of these trademarks or brand names.

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

Information Available on our Website

Our Internet address is www.amo-inc.com. We make available on our website, free of charge, our filings made with the SEC electronically, including those on Form 10-K, Form 10-Q, and Form 8-K, and any amendments to those filings. Copies are available as soon as reasonably practicable after we have filed or furnished these documents to the SEC. Our Code of Ethics, which applies to all employees, is available on our website. Our Code of Ethics is also available in print to any stockholder who requests it from our Investor Relations department, (714) 247-8348. Any changes to the Code of Ethics or waivers granted to our chief executive officer, chief financial officer or controller by our board of directors will be publicized on our website.

Our Agreements with Allergan

As a result of the spin-off, we and Allergan operate independently of each other as separate public companies. Neither we nor Allergan have any beneficial stock ownership interest in the other. In connection with the spin-off, we entered into a contribution and distribution agreement with Allergan that, together with other ancillary agreements with Allergan, have facilitated our separation from Allergan. Certain of these agreements continue to govern our relationship with Allergan subsequent to the spin-off and provide for the allocation of employee benefits, tax and other liabilities and obligations.

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

•	WE HAVE A LIMITED HISTORY OPERATING AS AN INDEPENDENT COMPANY UPON WHICH YOU CAN EVALUATE US. Financial information for all periods prior to June 29, 2002 includes those revenues and expenses directly attributable to our operations and allocations of certain Allergan corporate expenses. Such information does not necessarily reflect what the results of our operations would have been as a stand-alone public entity.

•	WE HAVE A SIGNIFICANT AMOUNT OF DEBT WHICH CONTAINS COVENANTS THAT MAY LIMIT OUR ACTIVITIES. This level of debt could limit cash flows available for working capital, capital expenditures, acquisitions and other corporate purposes, could limit our ability to obtain additional financing and could limit our flexibility to react to competitive or other changes in our industry, and to economic conditions generally. Our ability to comply with loan covenants and to repay or refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

•	WE MAY BE REQUIRED TO SATISFY CERTAIN INDEMNIFICATION OBLIGATIONS TO ALLERGAN, OR MAY NOT BE ABLE TO COLLECT ON INDEMNIFICATION RIGHTS FROM ALLERGAN. Under the terms of the contribution and distribution agreement, we and Allergan have each agreed to indemnify each other from and after the spin-off with respect to the indebtedness, liabilities and obligations retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities, if required to do so, will depend upon the future financial strength of each of our companies. We cannot determine whether we will have to indemnify Allergan for any substantial obligations, and we do not have control over or clear visibility to the settlement of certain claims and lawsuits which require partial indemnification by us, such as employment-related claims. We also cannot assure you that if Allergan has to indemnify us for any substantial obligations, Allergan will have the ability to satisfy those obligations or will satisfy them promptly.

•	WE MAY BE RESPONSIBLE FOR FEDERAL INCOME TAX LIABILITIES THAT RELATE TO THE DISTRIBUTION OF OUR COMMON STOCK BY ALLERGAN. Allergan has received a ruling from the Internal Revenue Service to the effect that the spin-off qualified as a tax-free transaction. If either we or Allergan breach representations to each other or to the Internal Revenue Service, or if we or Allergan take or fail to take, as the case may be, actions that result in the spin-off failing to meet the requirements of a tax-free spin-off pursuant to Section 355 of the Internal Revenue Code, the party in breach will indemnify the other party for any and all resulting taxes. If we were required to pay any of the potential taxes described above, the payment would have a material adverse effect on our financial position.

•	WE FACE INTENSE COMPETITION AND OUR FAILURE TO COMPETE EFFECTIVELY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS. The markets for our ophthalmic surgical device and eye care products are intensely competitive and are subject to rapid and significant technological change. Many of our competitors have substantially more resources and a greater marketing scale than we do. If we are unable to develop and produce or market our products to effectively compete against our competitors, our operating results will materially suffer.

•	OUR BUSINESS IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION. Compliance with these regulations is expensive and time-consuming; and, if we fail to comply, we may be subject to fines, injunctions and penalties that could harm our business. Failure to obtain regulatory clearance or approvals of new products we develop, any limitations imposed by regulatory agencies on new product use or the costs of obtaining regulatory clearance or approvals could have a material adverse effect on our business, financial condition and results of operations. In addition, if we or our subcontractors fail to comply with applicable manufacturing regulations, our business could be harmed. Health care initiatives and other cost-containment pressures could cause us to sell our products at lower prices, resulting in less revenue to us.

•	WE COULD EXPERIENCE LOSSES DUE TO PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS OR CORRECTIONS. We have in the past been, and continue to be, subject to recalls and product liability claims. We have assumed the defense of any litigation involving claims related to our business and will indemnify Allergan for all related losses, costs and expenses. As part of our risk management policy, we have obtained third-party product liability insurance coverage. Product liability claims against us may exceed the coverage limits of our insurance policies or cause us to record a self-insured loss. Even if any product liability loss is covered by an insurance policy, these policies have substantial retentions or deductibles that provide that we will not receive insurance proceeds until the losses incurred exceed the amount of those retentions or deductibles. To the extent that any losses are below these retentions or deductibles, we will be responsible for paying these losses. A product liability claim in excess of applicable insurance or a substantial product recall could have a material adverse effect on our reputation, business, financial position and results of operations.

•	OUR EYE CARE BUSINESS COMPETES IN A MARKET WITH SLOW GROWTH ON A GLOBAL BASIS. Our eye care business is impacted by trends in the contact lens care market such as technological and medical advances in surgical techniques for the correction of vision impairment. Less expensive one-bottle chemical disinfection systems have gained popularity among soft contact lens wearers instead of peroxide-based lens care products. Also, the growing use and acceptance of daily and extended wear contact lenses and laser correction procedures, along with the other factors above, could have the effect of continuing to reduce demand for lens care products generally. We cannot assure you that we have established appropriate or sufficient marketing and sales plans to mitigate the effect of these trends upon our eye care business.

•	WE CONDUCT A SIGNIFICANT AMOUNT OF OUR SALES AND OPERATIONS OUTSIDE OF THE UNITED STATES, WHICH SUBJECTS US TO ADDITIONAL BUSINESS RISKS, SUCH AS BUSINESS INTERRUPTION, INCREASED COSTS AND CURRENCY EXCHANGE RATE FLUCTUATIONS, WHICH MAY CAUSE OUR PROFITABILITY TO DECLINE. Our three manufacturing sites are located outside the continental United States, in Añasco, Puerto Rico, Madrid, Spain, and Hangzhou, China. In 2003, we derived approximately $448.0 million, or 74% of our total net sales, from sales of our products outside of the United States. In addition, in 2003 we derived approximately 27% of our net sales in Japan. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including: unexpected changes in foreign regulatory requirements; differing local product preferences and product requirements; fluctuations in foreign currency exchange rates; political and economic instability; changes in foreign medical reimbursement and coverage policies and programs; diminished protection of intellectual property in some countries outside of the United States; trade protection measures and import or export licensing requirements; difficulty in staffing and managing foreign operations; differing labor regulations; and potentially negative consequences from changes in foreign tax laws. Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. In addition, we are particularly susceptible to the occurrence of any of these risks in Japan due to our high concentration of sales in Japan.

•	IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS AND PROSPECTS MAY BE HARMED. Our ability to compete effectively is dependent upon the proprietary nature of the designs, processes, technologies and materials owned, used by or licensed to us. Although we attempt to protect our proprietary property, technologies and processes through a combination of patent law, trade secrets and non-disclosure agreements, these may be insufficient.

•	WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY LITIGATION AND INFRINGEMENT CLAIMS, WHICH COULD CAUSE US TO INCUR SIGNIFICANT EXPENSES OR PREVENT US FROM SELLING OUR PRODUCTS. There is a substantial amount of litigation over patent and other intellectual property rights in the eye care industry, and in the ophthalmic surgical device and contact lens care markets particularly. The fact that we have patents issued to us for our products does not mean that we will always be able to successfully defend our patents and proprietary rights against challenges or claims of infringement by our competitors. In addition, litigation to defend our intellectual property is costly and time consuming.

•	OUR MANUFACTURING CAPACITY MAY NOT BE ADEQUATE TO MEET THE DEMANDS OF OUR BUSINESS. We manufacture our products or contract with third parties to manufacture our products. Our products are manufactured in quantities sufficient to satisfy our current level of product sales. If we experience increases in sales, we will need to increase our production beyond our present manufacturing capacity. Additionally, in June 2005 our manufacturing agreement with Allergan will terminate and we will be required to increase our manufacturing capacities or to contract with additional parties to manufacture our products. The process to transfer manufacturing of our products to new facilities is lengthy and requires regulatory approval. We cannot assure you that we can successfully increase our capacity on a profitable basis, complete the regulatory approval process in a timely manner, or contract with additional parties on terms acceptable to us, if at all. Until we have transitioned all products manufactured by Allergan, our supply of eye care products is largely dependent on Allergan as a sole source supplier for our European and North American markets. Any prolonged disruption in the operation of our manufacturing facilities or those of our third party manufacturers could materially harm our business.

Item 2. Properties

Our principal executive offices are located in Santa Ana, California, in a facility subleased by us through July 2015. We conduct our global operations in facilities that we own or lease or that we occupy under the terms of our transitional services agreement with Allergan. We lease our primary research facilities, which are located in Santa Ana, California and Irvine, California. Other material facilities include administrative facilities in Australia, Canada, France, Germany, Hong Kong, Ireland, Italy, Spain and the United Kingdom. We also have two facilities in Japan, one used for administration and research and development and the other used for warehousing. We lease all of these facilities. In addition, we operate three manufacturing facilities: one in Añasco, Puerto Rico, where we lease the land and the facility, one in Madrid, Spain, where we own the land and the facility, and one in Hangzhou, China, where we own the facility but lease the land. We believe these facilities are adequate for the current needs of our business.

Item 3. Legal Proceedings

On December 3, 2003, we filed a complaint in the U.S. District Court for the District of Delaware against Alcon, Inc. and Alcon Laboratories, Inc. for infringement of U.S. Patent Nos. 5,700,240 and 6,059,765. We alleged that Alcon’s “Infiniti” and “Series 2000 Legacy” phacoemulsification machines infringe the patents. We are seeking damages and a permanent injunction.

On January 28, 2004, Alcon Manufacturing, Ltd. filed a complaint against us and Allergan, Inc. in the U.S. District Court for the Northern District of Texas, Fort Worth Division, for infringement of U.S. Patent Nos. 4,832,685 and 4,935,005. Alcon alleged that our Prestige® and Sovereign® phacoemulsification systems and replacement cassettes infringe the patents. Alcon is seeking damages and a permanent injunction.

While we are involved from time to time in litigation arising in the ordinary course of business, including product liability claims, we are not currently aware of any other actions against us or Allergan relating to the optical medical device business that we believe would have a material adverse effect on our business, financial condition, results of operations or cash flows. We may be subject to future litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products. We operate in an industry susceptible to significant product liability claims. Product liability claims may be asserted against us in the future arising out of events not known to us at the present time. Under the terms of the contribution and distribution agreement effecting our spin-off, Allergan agreed to assume responsibility for, and to indemnify us against, all current and future litigation relating to its retained businesses and we agreed to assume responsibility for, and to indemnify Allergan against, all current and future litigation related to the optical medical device business.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Dividends. We have never declared or paid any cash dividends on our common stock or any of our securities. We do not expect to pay cash dividends on our capital stock in the foreseeable future. We intend to retain our future earnings to continue to fund the development and growth of our business as well as repay long-term debt. In addition, our amended and restated senior credit facility prohibits us from paying cash dividends.

Market Information. The following table shows the quarterly price range of our common stock during the periods listed. Our common stock began trading on the New York Stock Exchange on July 1, 2002.

	2003		2002
Calendar Quarter	Low	High	Low	High
First	$11.30	$13.65	$—	$—
Second	12.90	17.65	—	—
Third	15.26	18.91	7.70	10.78
Fourth	17.21	20.67	8.21	12.08

Our common stock is listed on the New York Stock Exchange and is traded under the symbol “AVO.” The closing price of our common stock was $24.07 on March 5, 2004.

The approximate number of stockholders of record was 4,680 as of February 27, 2004.

Securities Authorized for Issuance under Equity Compensation Plans. Please see our disclosure in the subsection of our Proxy Statement entitled “Equity Compensation Plans Approved by Stockholders,” which disclosure is incorporated herein by reference.

Item 6. Selected Financial Data

The following table sets forth selected financial data as of and for each of the years in the five-year period ended December 31, 2003, which has been derived from our audited consolidated financial statements as of December 31, 2003, 2002, 2001 and 2000 and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 and from our unaudited consolidated financial statement as of December 31, 1999. After December 31, 2001, goodwill is no longer amortized. Goodwill amortization was $9.0 million, $9.3 million and $9.2 million in the years ended December 31, 2001, 2000 and 1999 respectively.

In our opinion, the information derived from our unaudited consolidated financial statement is presented on a basis consistent with the information in our audited consolidated financial statements. The selected financial data may not be indicative of the results of operations or financial position that we would have obtained if we had been an independent company during all pre-spin-off periods presented.

No earnings per share data is presented for each of the years in the four-year period ended December 31, 2002 as our earnings were a part of Allergan’s earnings through the close of business on June 28, 2002.

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations:
Net sales	$601,453	$538,087	$543,095	$570,573	$577,644
Cost of sales	227,811	204,338	212,090	231,426	236,002

Gross profit	373,642	333,749	331,005	339,147	341,642

Selling, general and administrative	276,695	235,977	222,885	241,047	255,666
Research and development	37,413	29,917	28,990	29,878	27,765
Restructuring/impairment (reversal)	—	—	—	(2,237)	(6,527)

Operating income	59,534	67,855	79,130	70,459	64,738
Interest expense	24,224	13,764	3,302	3,625	6,500
Loss (gain) on investments, net	—	3,935	793	(231)	—
Unrealized loss (gain) on derivative instruments	246	3,199	(1,294)	—	—
Other, net	17,802	2,385	385	(1,135)	441

Earnings before income taxes	17,262	44,572	75,944	68,200	57,797
Provision for income taxes	6,905	18,662	20,594	19,020	13,347

Earnings before cumulative effect of change in accounting principle	10,357	25,910	55,350	49,180	44,450
Cumulative effect of change in accounting principle, net of $160 of tax	—	—	(391)	—	—

Net earnings	$10,357	$25,910	$54,959	$49,180	$44,450

Basic earnings per share	$0.36	—	—	—	—

Diluted earnings per share	$0.35	—	—	—	—

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash and equivalents	$46,104	$80,578	$6,957	$12,641	$2,250
Current assets	252,492	274,494	210,552	228,942	234,538
Total assets	461,345	463,206	377,466	404,655	436,532
Current liabilities	115,301	108,204	85,551	87,165	113,177
Long term debt, net of current portion	233,611	277,559	75,809	100,364	83,232

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on AMO’s cash flows and results of operations during each of the three years in the period ended December 31, 2003, and the Company’s financial position at that date. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Certain Factors and Trends Affecting AMO and Its Businesses.” This discussion and analysis should be read in conjunction with the historical consolidated financial statements of AMO and related notes thereto included elsewhere in this Form 10-K.

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

We have operations in approximately 20 countries and sell our products in approximately 60 countries and have organized our operations into three regions:

•	Americas (North and South America);

•	Europe, Africa and Asia Pacific (excluding Japan, but including Australia and New Zealand); and

•	Japan.

Separation from Allergan

Allergan spun-off its existing optical medical device business by contributing all of the assets related to the two business lines that comprise the optical medical device business to us and distributing all of our outstanding shares of common stock to its stockholders. We had no material assets, liabilities or activities as a separate corporate entity until Allergan’s contribution to us of the optical medical device business. The contribution of assets and distribution to Allergan stockholders was completed on June 29, 2002. As a result of the spin-off, we are an independent public company and Allergan no longer maintains any stock ownership in us.

Allergan did not account for our business on the basis of separate legal entities, subsidiaries, divisions or segments. The accompanying consolidated financial statements for the years ended December 31, 2002 (through June 28, 2002) and December 31, 2001 include those revenues and expenses directly attributable to our operations and allocations of certain Allergan corporate expenses. These amounts have been allocated on a basis that was considered by Allergan management to reflect most fairly or reasonably the utilization of the services provided to us or the benefit obtained by us. All material intercompany balances have been eliminated. The financial information included herein does not necessarily reflect what the results of our operations would have been had we operated as a stand-alone public entity during all pre-spin-off periods presented, and may not be indicative of our future operations.

Prior to the spin-off, we participated in various Allergan administered functions including shared services surrounding selling, general and administrative expenses, retirement and other post-retirement benefit plans, income taxes and cash management. Our allocated portion of the expenses for these services are included in selling, general and administrative expenses in our consolidated statements of operations. For the years ended December 31, 2002 (through June 28, 2002) and 2001, these allocated expenses were $23.2 million, and $34.0 million, respectively.

Prior to the spin-off, our income had been included in consolidated income tax returns filed by Allergan, and most of the related income taxes had been paid by Allergan. Allergan had managed its tax position for the benefit of its entire portfolio of businesses. Allergan’s tax methodologies and elections are not necessarily reflective of the tax methodologies and elections that we would have followed or follow as a stand-alone company. Our income tax expense has been recorded as if we filed tax returns separate from Allergan.

Prior to the spin-off, we entered into several agreements with Allergan in connection with, among other things, transitional services, employee matters, manufacturing and tax sharing.

The transitional services agreement set forth charges generally intended to allow Allergan to fully recover the allocated costs of providing certain services, plus all out-of-pocket costs and expenses, except that we paid to Allergan a commission related to our products that were sold by them during the transition period. We recovered costs from Allergan in a similar manner for services provided by us. All transitional services with the exception of limited facility leases terminated in June 2003.

Under the manufacturing agreement, Allergan manufactures certain of our eye care products and VITRAX® viscoelastics for a period of up to three years from the date of the spin-off. We purchase these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. During 2003 and 2002 (subsequent to the spin-off), we purchased $77.0 million and $31.8 million, respectively, of product from Allergan. On an annual basis, a pricing “true up” calculation is to be performed during the first calendar quarter. This “true up” calculation is based upon the actual volume of products shipped by Allergan to us during the preceding year versus the forecasted volume submitted by us that was used to calculate the invoiced prices. During the year, we periodically review the volume of purchases and accrue for estimated shortfalls, if any. In March 2003, we received a payment of $0.6 million from Allergan based upon the “true up” calculation for the period subsequent to the spin-off through December 31, 2002. This payment has been recorded as a credit to cost of sales in the accompanying consolidated statement of operations. We are currently transitioning to our own manufacturing facilities. If we are unable to obtain regulatory approvals for new facilities or locate and obtain regulatory approvals for third party manufacturers to produce our products in a timely fashion, our business may be negatively impacted.

The tax sharing agreement governs Allergan’s and our respective rights, responsibilities and obligations with respect to taxes for any tax period ending before, on or after the spin-off. Generally, Allergan is liable for all pre-spin-off taxes except that we will indemnify Allergan for all pre-spin-off taxes attributable to our business for 2002. In addition, the tax sharing agreement provides that Allergan is liable for taxes that are incurred as a result of restructuring activities undertaken to effectuate the spin-off.

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

Critical Accounting Policies and Estimates

Revenue and Accounts Receivable

We recognize revenue from product sales when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured, with the exception of intraocular lenses distributed on a consignment basis, which are recognized as revenue upon notification of implantation in a patient and fulfillment of the other revenue recognition criteria. We generally permit returns of product from a customer if the product is returned in a timely manner, in good condition, and through the normal channels of distribution. Return policies in certain international markets can be more stringent and are based on the terms of contractual agreements with customers. Allowances for returns are provided for based upon an analysis of our historical patterns of returns matched against the sales from which they originated. Historically, product returns have been within the amounts reserved.

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

Impairment of Long-Lived Assets

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” whereby goodwill is no longer amortized, but instead is subject to a periodic impairment review. As our operations are comprised of four reporting units, we review the recoverability of our goodwill by comparing each reporting unit’s fair value to the net book value of its assets. If the book value of the reporting unit’s assets exceeds its fair value, the goodwill is written down to its implied fair value.

Additionally, we review the carrying amounts of goodwill and other intangibles whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based upon undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. For the purposes of identifying and measuring impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

Deferred Taxes

We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized.

Stock-Based Compensation

We measure stock-based compensation for option grants to employees and members of the board of directors using the intrinsic value method.

Comparing Fiscal Years Ended December 31, 2003, 2002 and 2001

Net sales. The following table sets forth, for the periods indicated, net sales by major product line.

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Ophthalmic surgical	$306,508	$270,395	$253,143
Eye care	294,945	267,692	289,952

Total net sales	$601,453	$538,087	$543,095

U.S.	25.5%	28.1%	30.8%
International (excluding U.S.)	74.5%	71.9%	69.2%

Net sales for 2003 increased by $63.4 million, or 11.8%, to $601.5 million in 2003 from $538.1 million in 2002. The increase in 2003 compared to 2002 was the result of increased sales in both product lines and favorable currency changes. Foreign currency fluctuations in 2003 increased sales by $48.1 million, or 8.9%, as compared to average rates in effect in 2002.

Global sales of our ophthalmic surgical products increased by $36.1 million, or 13.4%, from 2002 to 2003. Sales of our ophthalmic surgical products in the United States increased $4.9 million, or 4.7%, between 2002 and 2003, primarily due to sales of the SOVEREIGN® COMPACT™ with WHITESTAR™ phacoemulsification system and the higher growth associated with the SENSAR® acrylic intraocular lens. International sales of our ophthalmic surgical products increased by $31.2 million, or 18.8%, between 2002 and 2003, primarily due to sales increases in phacoemulsification products and the SENSAR® acrylic intraocular lens and favorable foreign currency changes. Foreign currency fluctuations in 2003 increased international ophthalmic surgical sales by $23.3 million, or 8.6%, as compared to average rates in effect in 2002. We believe that global sales of ophthalmic surgical products will continue to grow due to increased sales of our SOVEREIGN® COMPACT™ with WHITESTAR™ phacoemulsification system and the SENSAR® and the CLARIFLEX® intraocular lenses, both with the OPTIEDGE™ design.

Global sales of our eye care products increased by $27.3 million, or 10.2%, from 2002 to 2003. Sales of our eye care products in the United States decreased by $2.7 million, or 5.7%, between 2002 and 2003, primarily due to lower sales of private-label eye care products. International sales of our eye care products increased by $30.0 million, or 13.6%, between 2002 and 2003, primarily due to an increase in sales of our COMPLETE® branded products and favorable currency changes. Foreign currency fluctuations in 2003 increased international eye care sales by $24.8 million, or 9.3%, as compared to average rates in effect in 2002. In the future, we expect global sales of our eye care products will continue to grow due to increased sales of our COMPLETE® branded products and continued sales growth in Europe and Japan.

Net sales for 2002 decreased by $5.0 million, or 0.9%, to $538.1 million in 2002 from $543.1 million in 2001. The decrease in net sales in 2002 compared to 2001 was the result of a decrease in sales of our private-label eye care products partially offset by an increase in sales of our ophthalmic surgical products. Foreign currency fluctuations in 2002 increased sales by $5.2 million, or 0.9%, as compared to average rates in effect in 2001.

Global sales of our ophthalmic surgical products increased by $17.3 million, or 6.8%, from 2001 to 2002. Sales of our ophthalmic surgical products in the United States increased $1.2 million, or 1.2%, between 2001 and 2002, primarily due to growing acceptance of the SOVEREIGN® with WHITESTAR™ technology, our technologically advanced phacoemulsification system, and the higher growth associated with the SENSAR® acrylic intraocular lens. International sales of our ophthalmic surgical products increased by $16.1 million, or 10.6%, between 2001 and 2002 primarily due to sales increases in phacoemulsification products and the SENSAR® acrylic intraocular lens and favorable foreign currency changes, which were partially offset by a sales decrease in silicone intraocular lenses. Foreign currency fluctuations in 2002 increased international ophthalmic surgical sales by $3.1 million, or 1.2%, as compared to average rates in effect in 2001.

Global sales of our eye care products decreased by $22.3 million, or 7.7%, from 2001 to 2002. Sales of our eye care products in the United States decreased $17.2 million, or 26.7%, between 2001 and 2002, primarily due to management’s decision to exit the lower-margin sales of private-label eye care products. International sales of our eye care products decreased by $5.1 million, or 2.2%, between 2001 and 2002 primarily due to a decrease in private-label sales partially offset by an increase in sales of our COMPLETE® branded products as compared to 2001. Foreign currency fluctuations in 2002 increased international eye care sales by $2.1 million, or 0.7%, as compared to average rates in effect in 2001.

The following table sets forth, for the periods indicated, net sales by geographic region:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
United States	$153,458	$151,283	$167,280
Europe/Africa/Asia Pacific	258,953	217,779	208,370
Japan	164,113	145,135	137,287
Other	24,929	23,890	30,158

Total net sales	$601,453	$538,087	$543,095

We organize our operations into three regions: the Americas, which is comprised of North and South America, Europe/Africa/Asia Pacific and Japan.

The U.S. information is presented separately as it is our headquarters country, and U.S. sales represented 25.5%, 28.1% and 30.8% of total net sales in 2003, 2002 and 2001, respectively. Additionally, sales in Japan represented 27.3%, 27.0% and 25.3% of total net sales in 2003, 2002 and 2001, respectively. No other country, or any single customer, generated over 10% of total net sales in any of these years.

Net sales in the United States increased $2.2 million in 2003 as compared to 2002. Net sales in Europe/Africa/Asia Pacific increased $41.2 million in 2003 as compared to 2002 including the favorable impact of $34.1 million primarily from the strengthening of the euro versus the U.S. dollar. Net sales in Japan for 2003 increased $19.0 million including the favorable impact of $12.1 million from the strengthening of the Japanese yen versus the U.S. dollar. Net sales in the Other geographic segment for 2003 increased by $1.0 million as compared to 2002 primarily due to increased sales in Canada partially offset by reduced sales in Latin America.

Net sales in the United States decreased $16.0 million in 2002 as compared to 2001. Net sales in Europe/Africa/Asia Pacific increased $9.4 million in 2002 as compared to 2001 including the favorable impact of $10.3 million primarily from the strengthening of the euro versus the U.S. dollar. Net sales in Japan for 2002 increased $7.8 million including the negative impact of $3.5 million from the weakening of the Japanese yen versus the U.S. dollar. Net sales in the Other geographic segment for 2002 decreased by $6.3 million as compared to 2001 primarily due to reduced sales in Latin America.

For additional information relating to our geographic reportable segments, including operating income or loss and total assets, see Note 13 of Notes to Consolidated Financial Statements.

Income and expenses. The following table sets forth certain statement of operations items as a percentage of net sales:

	Year Ended December 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	37.9	38.0	39.1

Gross margin	62.1	62.0	60.9
Other operating costs and expenses:
Selling, general and administrative	46.0	43.8	41.0
Research and development	6.2	5.6	5.3

Operating income	9.9	12.6	14.6
Interest expense	(4.0)	(2.6)	(0.6)
Loss on investments, net	—	(0.7)	(0.1)
Unrealized (loss) gain on derivative instruments	—	(0.6)	0.2
Other non-operating expense, net	(3.0)	(0.4)	(0.1)

Earnings before income taxes	2.9%	8.3%	14.0%

Net earnings	1.7%	4.8%	10.1%

Gross margin. Our gross margin percentage remained relatively constant in 2003 as compared to 2002 and increased as a percent of net sales by 1.1 percentage points from 60.9% in 2001 to 62.0% in 2002. In 2004, we expect our eye care product gross margin percentage to be unfavorably impacted by higher costs of product supplied by Allergan and pre-production costs incurred at our manufacturing facility in Spain. The increase in gross margin as a percent of net sales in 2002 as compared to 2001 was primarily the result of decreased sales of low margin private-label products and a change in product sales mix to higher margin surgical products, including the SENSAR® and CLARIFLEX® intraocular lenses. Our gross margin in 2002 was negatively impacted by the June 2002 write-off of $2.6 million of inventory deemed unusable due to our spin-off from Allergan.

Selling, general and administrative. Selling, general and administrative expenses increased as a percent of net sales by 2.2 percentage points to 46.0% in 2003 from 43.8% in 2002. This increase was primarily the result of increased sales and marketing efforts in the global eye care business and incremental costs associated with running an independent public company. Selling, general and administrative expenses increased as a percent of net sales by 2.8 percentage points to 43.8% in 2002 from 41.0% in 2001. This increase was the result of increased general and administrative expenses incurred in preparation for the spin-off and as we began operations as an independent public company partially offset by lower selling expenses and a reduction in goodwill amortization of $9.0 million. Additionally, we increased our allowance for doubtful accounts by $3.1 million and $3.5 million in 2003 and 2002, respectively, primarily as a result of deterioration in the aging of certain customer accounts in Europe.

Research and development. Research and development expenses increased as a percent of net sales by 0.6 percentage points to 6.2% in 2003 from 5.6% in 2002 and by 0.3 percentage points to 5.6% in 2002 from 5.3% in 2001. Research and development spending increased as a result of an increase in spending for research efforts in both the ophthalmic surgical business and the eye care business. Our investment in research and development yielded new products in 2003, such as our new SOVEREIGN® COMPACT™ phacoemulsification system and our next generation multi-purpose solution, COMPLETE® MoisturePLUS™. In 2004, we expect to bring to market our new vitreal retinal system, AMO GEMINI™, and next generation microkeratome in Europe, our next generation multi-functional ARRAY® intraocular lens, a capsular tension ring in the U.S. and an advanced formulation of our blink™ contact lens rewetter.

Non-operating expense. Interest expense was $24.2 million, $13.8 million and $3.3 million in 2003, 2002 and 2001, respectively. Interest expense increased $10.5 million in 2003 compared with 2002 primarily due to the debt incurred just prior to the spin-off. In addition, interest expense includes aggregate costs of $5.8 million comprised of the pro-rata write-off of debt issuance costs and original issue discount of $7.8 million and recognition of a pro-rata portion of net realized gains on interest rate swaps of $2.0 million associated with the prepayment of the term loan in June 2003, the consummation of the “Modified Dutch Auction” tender offer for $115.0 million aggregate principal amount of 9¼% senior subordinated notes in July 2003 and the repurchase of an additional $15.0 million aggregate principal amount of 9¼% senior subordinated notes in September 2003. We expect interest expense to be lower in 2004 as compared to 2003 due to a lower average debt level and a lower weighted average interest rate. Interest expense increased $10.5 million in 2002 compared with 2001 primarily due to the $300.0 million of debt incurred just prior to the spin-off.

Loss on investments is comprised of a $3.9 million and a $0.8 million charge for the permanent impairment of equity investments in 2002 and 2001, respectively.

We recorded an unrealized loss on derivative instruments of $0.2 million in 2003 compared to an unrealized loss of $3.2 million in 2002 and an unrealized gain of $1.3 million in 2001. We record as “unrealized loss (gain) on derivative instruments” the mark to market adjustments on the outstanding foreign currency options which we entered into or were allocated as part of Allergan’s overall risk management strategy to reduce the volatility of expected earnings in currencies other than the U.S. dollar.

Other non-operating expense in 2003 includes early debt extinguishment costs of $19.4 million associated with the tender offer and repurchase of 9¼% senior subordinated notes partially offset by foreign exchange gains and interest income. Other non-operating expense in 2002 includes early debt extinguishment costs of $3.5 million associated with the prepayment of debt in Japan in June 2002.

Income taxes. The effective tax rate in 2003 was 40%, as compared to 41.9% in 2002. The decrease in 2003 was primarily attributable to the utilization of foreign tax credits. Our future effective income tax rate will vary depending on our mix of domestic and international taxable income or loss and the various tax and treasury methodologies that we implement, including our policy regarding repatriation of future accumulated foreign earnings. We expect our effective tax rate to be in the mid to high 30 percent range in 2004 due to improved supply chain tax efficiencies.

Our effective tax rate in 2002 was 41.9%, up from the 27.1% effective tax rate in 2001. The increase in 2002 was primarily attributable to the provision of U.S. federal and state income taxes and foreign withholding taxes on the portion of undistributed earnings of non-U.S. subsidiaries expected to be remitted, which was not provided for in the prior year. Effective June 29, 2002, income taxes are provided on taxable income at the statutory rates applicable to such income.

In accordance with Emerging Issues Task Force Issue No. 94-10, “Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders under FASB Statement No. 109,” we established deferred tax assets of approximately $17.5 million as of December 31, 2002 through a credit to equity for all differences resulting from the spin-off in the financial reporting and tax bases of certain assets and liabilities. These differences occurred in jurisdictions where the transfer of assets and liabilities to us in the spin-off was deemed to be a taxable transaction. In such situations, the tax bases were adjusted to reflect the fair market value of the assets and liabilities on the spin-off date whereas the financial reporting bases were unchanged.

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

Liquidity and Capital Resources

Management assesses our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms. As of December 31, 2003, we had cash and equivalents of $46.1 million.

Historically, we have generated cash from operations in excess of working capital requirements, and we expect to do so in the future. Net cash provided by operating activities in 2003 was $48.0 million compared to $126.9 million in 2002 and $75.8 million in 2001. Operating cash flow decreased in 2003 compared to 2002 primarily as a result of lower net earnings due to the additional costs of our operations as an independent company, the early debt extinguishment costs discussed above and a decrease in accounts payable. Cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, and the timing of tax and other payments. In February 2004, the Company received approximately $4.7 million from Allergan. This payment ended a dispute between us and Allergan regarding the ownership of a certain value added tax receivable due from France. As part of the settlement with Allergan, we will be responsible for paying penalties and expenses associated with the receivable, which are expected to be less than $0.5 million. During 2004, we expect to increase eye care inventory levels in preparation for our transition away from Allergan as a supplier of certain eye care products, which will unfavorably impact operating cash flow. Operating cash flow increased in 2002 compared to 2001 primarily as a result of improved management of inventory and an increase in accounts payable and accrued expenses and other liabilities, partially offset by lower net earnings.

Net cash used in investing activities was $41.1 million, $22.1 million and $14.5 million in 2003, 2002 and 2001, respectively. In November 2003, we completed the purchase of an existing manufacturing facility in Madrid, Spain. We financed the approximately $21.4 million purchase of this facility with available cash and borrowings under our senior credit facility. Expenditures for property, plant and equipment totaled $12.6 million, $16.7 million and $5.9 million in 2003, 2002 and 2001, respectively. The decrease in expenditures in 2003 as compared to 2002 is primarily due to the large amount of improvements to our leased headquarters during 2002. The 2002 expenditures were primarily comprised of improvements to our leased headquarters and also include expansion of manufacturing facilities and a variety of other projects designed to improve productivity. We expect to invest approximately $18.0 million to $20.0 million in property, plant and equipment in 2004. Expenditures for demonstration (demo) and bundled equipment, primarily phacoemulsification and microkeratome surgical equipment, were $7.0 million, $5.0 million and $6.4 million in 2003, 2002 and 2001, respectively. We maintain demo and bundled equipment to facilitate future sales of similar equipment and related products to our customers. We expect to invest approximately $6.0 million to $8.0 million in demo and bundled equipment in 2004. Expenditures for capitalized internal-use software were $0.7 million, $0.9 million and $3.1 million 2003, 2002 and 2001, respectively. We capitalize internal-use software costs after technical feasibility has been established. We expect to invest approximately $1.0 million to $2.0 million in capitalized software in 2004.

Net cash used in financing activities was $43.5 million in 2003, which was primarily comprised of $162.4 million of long-term debt borrowings and $6.0 million from the sale of stock to employees reduced by long-term debt repayments of $205.0 million and financing related costs of $7.3 million.

Net cash used in financing activities was $32.2 million in 2002, which was comprised of $305.6 million of long-term debt borrowings and $5.6 million of net proceeds from the settlement of an interest rate swap offset by long-term debt repayments of $136.4 million, financing related costs of $10.3 million and $196.7 million of net distributions to Allergan. A majority of cash generated from operations prior to June 28, 2002 was transferred to Allergan. Net transfers to Allergan ceased as of June 28, 2002 as a result of the spin-off.

Net cash used in financing activities was $66.2 million in 2001, which was comprised of $58.6 million in distributions to Allergan, net of advances, and $7.6 million in net repayments of debt.

As of the spin-off date, we incurred $300.0 million of debt. We used approximately $258.1 million of the proceeds to repay indebtedness borrowed from Allergan to purchase various assets from Allergan, make a distribution to Allergan in exchange for various assets contributed to us and repay a portion of Allergan’s debt assumed by us in connection with the spin-off. As of December 31, 2003, we had repaid $230.0 million of this debt through cash from operations and new borrowings.

In June 2003, we amended and restated our senior credit facility to retire the original $100.0 million term loan, and increase the senior revolving credit facility from $35.0 million to $100.0 million. The amended and restated senior credit facility matures on June 30, 2007. As of December 31, 2003, we had no borrowings outstanding under this senior credit facility. Additionally, in June 2003, we consummated the offering of $140.0 million of 3½% convertible senior subordinated notes due 2023. A majority of the proceeds from this offering were used to consummate our “Modified Dutch Auction” tender offer for $115.0 million aggregate principal amount of our 9¼% senior subordinated notes in July 2003. In September 2003, we repurchased an additional $15.0 million aggregate principal amount of 9¼% senior subordinated notes. As a result of the tender offer and the repurchase of the senior subordinated notes, we recorded an aggregate charge of approximately $20.6 million for the premium paid on the notes and for the write-off of the pro-rata portion of capitalized debt related costs.

The senior credit facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and interest coverage ratios. Certain covenants under the senior credit facility and the indenture relating to the senior subordinated notes also limit the incurrence of additional indebtedness. The senior credit facility prohibits cash dividend payments. We were in compliance with these covenants at December 31, 2003.

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

Foreign currency fluctuations. Approximately 74%, 72% and 69% of our revenues in the years ended December 31, 2003, 2002 and 2001, respectively, were derived from operations outside the United States, and a significant portion of our cost structure is denominated in currencies other than the U.S. dollar. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

The impact of foreign currency fluctuations on sales was a $48.1 million and $5.2 million increase in 2003 and 2002, respectively, and a $28.2 million decrease in 2001. The sales increase in 2003 and 2002 was due primarily to a strengthening of the Japanese yen and euro versus the U.S. dollar. The sales decrease in 2001 was due primarily to a weakening of the Japanese yen and European currencies.

Contractual obligations. The following represents a list of our material contractual obligations and commitments as of December 31, 2003:

	Payments Due by Year
	2004	2005	2006	2007	2008	Thereafter	Total
	(in millions)
Long-term debt, principal amount	$2.3	2.3	18.7	—	—	210.0	$233.3
Operating lease obligations	14.6	9.1	5.4	4.2	3.9	27.3	64.5
IT services	5.4	5.4	5.2	4.7	—	—	20.7
Other purchase obligations, primarily purchases of inventory and capital equipment	31.8	0.5	—	—	—	—	32.3

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

In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation” (SFAS No. 148), was issued. SFAS No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We commenced quarterly footnote disclosure of the fair value based method of accounting for stock-based employee compensation beginning with the quarter ended March 28, 2003. The pro forma effect to net earnings is presented in Note 2 to the consolidated financial statements as if the fair value method had been applied. As we decided not to adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation, the new transition alternatives of SFAS No. 148 did not have an effect on our consolidated financial statements.

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities with which they are involved if the entity’s equity has specified characteristics. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. We adopted FIN 46 during the quarter ended September 26, 2003. The adoption of FIN 46 did not have an effect on our consolidated financial statements.

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

Interest rate risk. Our $210.0 million of fixed rate debt is comprised solely of domestic borrowings, and our $23.3 million of variable rate debt is comprised of borrowings in Japan. Thus, our interest expense will fluctuate with rate changes in Japan.

We had previously entered into various interest rate swap agreements, which effectively converted the interest rate on $150.0 million of the senior subordinated notes from a fixed to a floating rate and converted the interest rate on $50.0 million of term loan borrowings from a floating to a fixed rate. The interest rate swaps had maturity dates beginning in 2005 and qualified as either fair value or cash flow hedges. Changes in fair value of the interest rate swap agreement qualifying as a cash flow hedge were recorded in other comprehensive income to the extent such changes were effective and as long as the cash flow hedge requirements were met.

In May 2003 and October 2002, we realized the value of the interest rate swaps qualifying as fair value hedges. We received an aggregate of approximately $14.8 million, of which approximately $6.3 million represented the net settlement of the accrued but unpaid amount between us and the swap counterparties. The remaining amount of approximately $8.5 million was recorded as an adjustment to the carrying amount of the senior subordinated notes as a premium and is amortized over the remaining life of the notes. At December 31, 2003, after recognizing a pro-rata portion of the gain upon repurchase of a portion of the notes, the unamortized gain on these interest rate swaps was $3.5 million.

In May 2003, we terminated the interest rate swap qualifying as a cash flow hedge. We paid approximately $2.4 million and included the related loss of approximately $2.3 million as a component of accumulated other comprehensive income. As a result of the prepayment of the term loan in June 2003, the loss on the interest rate swap was fully recognized as interest expense.

If interest rates in Japan were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $233,000.

The tables below present information about our debt obligations and interest rate derivatives for the years ended December 31, 2003 and 2002:

December 31, 2003

	Maturing in							Fair Market Value
	2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$70,000	$70,000	$76,524
Weighted Average Interest Rate	—	—	—	—	—	9.25%	9.25%
Fixed Rate	$—	$—	$—	$—	$—	$140,000	$140,000	$170,320
Weighted Average Interest Rate	—	—	—	—	—	3.50%	3.50%
Variable Rate	$2,328	$2,328	$18,627	$—	$—	$—	$23,283	$23,283
Weighted Average Interest Rate	3.10%	3.10%	3.10%	—	—	—	3.10%
Total Debt Obligations	$2,328	$2,328	$18,627	$—	$—	$210,000	$233,283	$270,127
Weighted Average Interest Rate	3.10%	3.10%	3.10%	—	—	5.42%	5.19%

December 31, 2002

	Maturing in							Fair Market Value
	2003	2004	2005	2006	2007	Thereafter	Total
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$200,000	$200,000	$205,606
Weighted Average Interest Rate	—	—	—	—	—	9.25%	9.25%
Variable Rate	$750	$750	$750	$750	$36,000	$36,000	$75,000	$75,000
Weighted Average Interest Rate	4.90%	4.90%	4.90%	4.90%	4.90%	4.90%	4.90%
Total Debt Obligations	$750	$750	$750	$750	$36,000	$236,000	$275,000	$280,606
Weighted Average Interest Rate	4.90%	4.90%	4.90%	4.90%	4.90%	8.59%	8.06%
INTEREST RATE
DERIVATIVES
Interest Rate Swaps:
Variable to Fixed	$—	$—	$50,000	$—	$—	$—	$50,000	$(1,986)
Average Pay Rate	—	—	3.74%	—	—	—	3.74%
Average Receive Rate	—	—	1.76%	—	—	—	1.76%
Fixed to Variable	$—	$—	$—	$—	$—	$150,000	$150,000	$418
Average Pay Rate	—	—	—	—	—	6.50%	6.50%
Average Receive Rate	—	—	—	—	—	9.25%	9.25%

Foreign currency risk. Overall, we are a net recipient of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger U.S. dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect our consolidated net sales and gross profit as expressed in U.S. dollars.

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

The foreign currency options are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in Japanese yen and the euro. As a result, the changes in the fair value of foreign currency option contracts are recorded through earnings as “Unrealized loss (gain) on derivative instruments” while any realized gains or losses on expired contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of operations. The premium cost of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized over the life of the options.

As part of Allergan’s risk management strategy, foreign exchange forward contracts were entered into to protect the value of foreign currency denominated intercompany receivables and the changes in the fair value of the foreign currency forward contracts were economically designed to offset the changes in the revaluation of the foreign currency denominated intercompany receivables. As a result, our allocated portion of current changes in both the foreign currency forward contracts and revaluation of the foreign currency denominated intercompany receivables was recorded through “Other, net” in the accompanying consolidated statements of operations.

At December 31, 2003, the aggregate notional amounts and strike amounts of our outstanding yen and euro currency option contracts were $63.9 million and 120.62 and $50.2 million and 1.09, respectively. The notional principal amount provides one measure of the transaction volume outstanding as of year end, and does not represent the amount of our exposure to market loss. The fair value of these foreign currency option contracts was $0.4 million at December 31, 2003. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of December 31, 2003. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Through June 28, 2002, our allocated portion of changes in the revaluation of foreign currency forward contracts and changes in the fair value of foreign currency option contracts was based on our percentage of net sales compared to total Allergan net sales. In the last half of 2002 and as part of the transitional services agreement with Allergan, we paid to Allergan the costs of certain yen denominated foreign currency option contracts previously entered into by Allergan. The impact of foreign exchange risk management transactions on income was a net realized loss of $2.5 million and $1.4 million in 2003 and 2002, respectively, and a net realized gain of $0.4 million in 2001 and are recorded in “Other, net” in the accompanying consolidated statements of operations.

Item 8: Financial Statements and Supplementary Data

Index to Financial Statements

Page No.
Consolidated Balance Sheets at December 31, 2003 and December 31, 2002	31
Consolidated Statements of Operations for Each of the Years
in the Three Year Period Ended December 31, 2003	32
Consolidated Statements of Stockholders’ Equity and
Comprehensive Income for Each of the Years
in the Three Year Period Ended December 31, 2003	33
Consolidated Statements of Cash Flows for Each of the Years
in the Three Year Period Ended December 31, 2003	34
Notes to Consolidated Financial Statements	35
Report of Management	57
Independent Auditors’ Reports	58-59

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2003	2002
	(In thousands, except share data)
ASSETS
Current assets
Cash and equivalents	$46,104	$80,578
Trade receivables, net	130,423	121,607
Inventories	41,596	46,129
Other current assets	34,369	26,180

Total current assets	252,492	274,494
Property, plant and equipment, net	68,136	39,830
Other assets	34,635	45,274
Goodwill and intangibles, net	106,082	103,608

Total assets	$461,345	$463,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$2,328	$750
Accounts payable	35,605	42,356
Accrued compensation	24,507	17,651
Other accrued expenses	52,861	47,447

Total current liabilities	115,301	108,204
Long-term debt, net of current portion	233,611	277,559
Other liabilities	19,241	11,759
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; authorized 5,000,000 shares, none issued	—	—
Common stock, $.01 par value; authorized 120,000,000 shares; issued 29,378,599 and 28,723,512 shares	294	287
Additional paid-in capital	54,064	47,455
Retained earnings	24,981	14,624
Accumulated other comprehensive income	13,868	3,331
Less treasury stock, at cost (997 and 3,151 shares)	(15)	(13)

Total stockholders’ equity	93,192	65,684

Total liabilities and stockholders’ equity	$461,345	$463,206

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Net sales	$601,453	$538,087	$543,095
Cost of sales	227,811	204,338	212,090

Gross profit	373,642	333,749	331,005
Selling, general and administrative	276,695	235,977	222,885
Research and development	37,413	29,917	28,990

Operating income	59,534	67,855	79,130

Non-operating expense (income)
Interest expense	24,224	13,764	3,302
Loss on investments, net	—	3,935	793
Unrealized loss (gain) on derivative instruments	246	3,199	(1,294)
Other, net	17,802	2,385	385

	42,272	23,283	3,186

Earnings before income taxes	17,262	44,572	75,944
Provision for income taxes	6,905	18,662	20,594

Earnings before cumulative effect of change in accounting principle	10,357	25,910	55,350
Cumulative effect of change in accounting principle, net of $160 of tax	—	—	(391)

Net earnings	$10,357	$25,910	$54,959

Net earnings per share (note 1):
Basic	$0.36

Diluted	$0.35

Weighted average number of shares outstanding:
Basic	29,062

Diluted	29,644

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Allergan Inc. Net Investment	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total	Comprehensive Income
	Shares	Par Value						Shares	Amount
							(in thousands)
Balance at December 31, 2000	—	$—	$—	$—	$—	$219,257	$(3,998)	—	$—	$215,259
Comprehensive income
Net earnings						54,959				54,959	$54,959
Other comprehensive income:
Foreign currency translation adjustments							2,275			2,275	2,275

Total comprehensive income											$57,234

Distributions to Allergan, Inc., net of advances						(58,563)				(58,563)

Balance at December 31, 2001	—	—	—		—	215,653	(1,723)	—	—	213,930
Comprehensive income
Net earnings prior to spin-off						11,286				11,286	$11,286
Net earnings subsequent to spin-off					14,624					14,624	14,624
Other comprehensive income:
Foreign currency translation adjustments							6,226			6,226	6,226
Unrealized loss on derivative instruments qualifying as cash flow hedges, net of $814 of tax							(1,172)			(1,172)	(1,172)

Total comprehensive income											$30,964

Issuance of common stock in connection with the spin-off (note 1)	28,724	287	80,094			(80,381)				—
Dividends and distributions to Allergan, Inc., net of advances and $17,513 of deferred tax assets resulting from the spin-off			(32,639)			(146,558)				(179,197)
Purchase of treasury stock, at cost								(3)	(13)	(13)

Balance at December 31, 2002	28,724	287	47,455		14,624	—	3,331	(3)	(13)	65,684
Comprehensive income
Net earnings					10,357					10,357	$10,357
Other comprehensive income:
Foreign currency translation adjustments, net of $6,598 of tax.							9,365			9,365	9,365
Unrealized gain on derivative instruments qualifying as cash flow hedges, net of $1,745 of tax							2,507			2,507	2,507
Reclassification adjustment for realized loss on derivatives included in net earnings, net of $928 of tax							(1,335)			(1,335)	(1,335)

Total comprehensive income											$20,894

Issuance of common stock under stock option plan	426	4	3,794							3,798
Issuance of common stock under stock purchase plans	217	2	2,040					13	118	2,160
Issuance of restricted stock	12	1	165	(166)						—
Expense of compensation plan				102						102
Tax benefits from employee stock plans			674							674
Purchase of treasury stock, at cost								(11)	(120)	(120)

Balance at December 31, 2003	29,379	$294	$54,128	$(64)	$24,981	$—	$13,868	(1)	$(15)	$93,192

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Cash flows provided by operating activities
Net earnings	$10,357	$25,910	$54,959
Non cash items included in net earnings:
Cumulative effect of accounting change for derivative instruments	—	—	551
Amortization and write-off of original issue discount and debt issuance costs	9,687	814	—
Amortization and write-off of net realized gain on interest rate swaps	(2,631)	—	—
Depreciation and amortization	15,547	15,746	22,093
Amortization of prepaid royalties	—	—	392
Deferred income taxes	(9,356)	4,150	(3,222)
Loss on investments and assets	756	5,788	3,080
Unrealized loss (gain) on derivatives	246	3,199	(1,294)
Expense of compensation plan	102	—	—
Changes in assets and liabilities:
Trade receivables	6,202	2,809	2,426
Inventories	7,214	19,041	5,858
Other current assets	5,396	(2,887)	(6,047)
Accounts payable	(8,882)	11,994	(909)
Accrued expenses and other liabilities	13,074	35,702	1,203
Other non-current assets	264	4,642	(3,278)

Net cash provided by operating activities	47,976	126,908	75,812

Cash flows from investing activities
Additions to property, plant and equipment	(12,605)	(16,737)	(5,865)
Purchase of net assets of manufacturing facility	(21,359)	—	—
Proceeds from sale of property, plant and equipment	556	591	901
Additions to capitalized internal-use software	(674)	(948)	(3,069)
Additions to demonstration and bundled equipment	(6,971)	(4,993)	(6,428)

Net cash used in investing activities	(41,053)	(22,087)	(14,461)

Cash flows from financing activities
Net decrease in notes payable	—	—	(7,595)
Proceeds from issuance of convertible senior subordinated notes	140,000	—	—
Proceeds from issuance of senior subordinated notes	—	197,194	—
Long-term debt borrowings	22,376	108,363	—
Repayment of long-term debt	(205,000)	(136,363)	—
Financing related costs	(7,316)	(10,274)	—
Proceeds from issuance of common stock	5,958	—	—
Net proceeds from settlement of interest rate swaps	582	5,637	—
Dividend and distributions to Allergan, Inc., net of advances	—	(196,710)	(58,563)
Purchase of treasury stock	(120)	(13)	—

Net cash used in financing activities	(43,520)	(32,166)	(66,158)
Effect of exchange rates on cash and equivalents	2,123	966	(877)

Net increase (decrease) in cash and equivalents	(34,474)	73,621	(5,684)
Cash and equivalents at beginning of year	80,578	6,957	12,641

Cash and equivalents at end of year	$46,104	$80,578	$6,957

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$23,391	$3,790	$3,166
Income taxes	13,727	3,240	660

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

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

The Company has operations in approximately 20 countries and sells its products in approximately 60 countries. On June 29, 2002, Allergan, Inc. (Allergan) transferred its optical medical device business consisting of the ophthalmic surgical and eye care product lines to the Company in connection with a tax-free spin-off. Allergan distributed 28,723,512 shares of AMO on June 29, 2002 to Allergan stockholders of record on June 14, 2002 by means of a tax-free dividend. The spin-off resulted in AMO operating as an independent entity with publicly traded common stock. Unless the context indicates otherwise, references to the Company and AMO refer to Allergan’s optical medical device business for periods prior to June 29, 2002 and to AMO and its subsidiaries for the periods on or after such date.

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

No annual earnings per share data for the years ended December 31, 2002 and 2001 is presented as the Company’s earnings were part of Allergan’s earnings through the close of business on June 28, 2002.

Note 2: Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with accounting principles generally accepted in the United States of America and have been applied consistently in all material respects. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures. Actual results could differ from those estimates.

Basis of Presentation

The consolidated financial statements include the accounts of Advanced Medical Optics, Inc. and all of its subsidiaries. All significant transactions among the consolidated entities have been eliminated from the consolidated financial statements.

Prior to the spin-off, Allergan did not account for the business that comprises AMO on the basis of separate legal entities, subsidiaries, divisions or segments. The accompanying consolidated financial statements for the years ended December 31, 2002 (through June 28, 2002) and December 31, 2001 include those revenues and expenses directly attributable to AMO’s operations and allocations of certain Allergan corporate expenses to AMO. These amounts have been allocated to AMO on the basis that was considered by Allergan management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by the Company. The financial information included herein does not necessarily reflect what the results of operations of the Company would have been had it operated as a stand-alone public entity during all pre spin-off periods presented, and may not be indicative of future operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Translation

The financial position and results of operations of AMO’s foreign operations are generally determined using local currency as the functional currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses resulting from foreign currency transactions and remeasurements relating to foreign operations deemed to be operating in U.S. dollar functional currency are included in “Other, net” in the accompanying consolidated statements of operations.

Cash and Equivalents

The Company considers cash and equivalents to include cash in banks, money market mutual funds and time deposits with financial institutions with original maturities of 90 days or less.

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

During 2002, the Company determined that the decline in fair value of two non-marketable equity investments was other than temporary. Accordingly, the Company recorded a loss of $3.9 million.

Inventories

Inventories are valued at the lower of first-in, first-out cost or market. On a regular basis, the Company evaluates its inventory balances for excess quantities and obsolescence by analyzing demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reduced, if necessary.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Additions, major renewals and improvements are capitalized, while maintenance and repairs are expensed. For financial reporting purposes, depreciation is generally provided on the straight-line method over the useful lives of the related assets, which are 20 to 40 years for buildings and improvements and from 3 to 15 years for machinery and equipment. Leasehold improvements are amortized over the life of the related facility lease or the asset, whichever is shorter. Accelerated depreciation methods are generally used for income tax purposes.

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

Impairment of Long-Lived Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” whereby goodwill is no longer amortized, but instead is subject to a periodic impairment review. As the Company’s operations are comprised of four reporting units, the Company reviews the recoverability of its goodwill by comparing each reporting unit’s fair value to the net book value of its assets. If the book value of the reporting unit’s assets exceeds its fair value, the goodwill is written down to its implied fair value.

Additionally, the Company reviews the carrying amounts of goodwill and other intangibles whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets will not be fully recoverable, based upon undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. For the purposes of identifying and measuring impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

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

Revenue Recognition and Accounts Receivable

The Company recognizes revenue from product sales when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured, with the exception of intraocular lenses distributed on a consignment basis, which are recognized as revenue upon notification of implantation in a patient and fulfillment of the other revenue recognition criteria. The Company generally permits returns of product if such product is returned in a timely manner, in good condition, and through the normal channels of distribution. Return policies in certain international markets can be more stringent and are based on the terms of contractual agreements with customers. Allowances for returns are provided for based upon an analysis of the Company’s historical patterns of returns matched against the sales from which they originated. Historical product returns have been within the amounts reserved.

The allowance for doubtful accounts is determined by analyzing specific customer accounts and assessing the risk of uncollectibility based on insolvency, disputes or other collection issues. In addition, the Company routinely analyzes the different aging categories and establishes allowances based on the length of time receivables are past due.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Had compensation expense for the Company’s stock options and employee stock purchase plans been recognized based upon the fair value of awards granted, the Company’s net earnings would have been decreased to the following pro forma amounts (in thousands, except per share data):

	2003	2002	2001
Net earnings:
As reported:	$10,357	$25,910	$54,959
Stock-based compensation expense included in reported net earnings, net of tax	61	—	—
Stock-based compensation expense determined under fair value based method, net of tax	(4,939)	(3,248)	—

Pro forma	$5,479	$22,662	$54,959

Earnings per share:
As reported:
Basic	$0.36

Diluted	$0.35

Pro forma:
Basic	$0.19

Diluted	$0.18

No earnings per share data for the years ended December 31, 2002 and 2001 is presented as the Company’s earnings were part of Allergan’s earnings through the close of business on June 28, 2002.

The value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Stock Options		ESPP
	2003	2002	2003	2002
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	34.8%	42.0%	33.9%	42.0%
Risk-free interest rate	2.9%	3.2%	1.1%	1.6%
Expected life (in years)	4.8	3.6	0.5	0.5
Weighted-average fair value	$4.87	$4.03	$3.83	$2.49

Research and Development

Research and development costs are charged to expense when incurred.

Comprehensive Income

Comprehensive income encompasses all changes in equity other than those with stockholders and consists of net earnings, foreign currency translation adjustments and unrealized gains/losses on derivative instruments, if applicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities with which they are involved if the entity’s equity has specified characteristics. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. The Company adopted FIN 46 during the quarter ended September 26, 2003. The adoption of FIN 46 did not have an effect on the Company’s consolidated financial statements.

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

Note 3: Acquisition of Manufacturing Facility

On November 5, 2003, a Spanish subsidiary of the Company completed the purchase of an existing manufacturing facility in Madrid, Spain, from Alcon CUSI, S.A., a subsidiary of Alcon, Inc. The Company paid approximately $21.4 million for the net assets of the facility. The purchase price has been primarily allocated to land, building and machinery and equipment based upon the fair values of such assets. The fair values were determined based upon outside appraisals. None of the purchase price has been allocated to goodwill or other intangible assets. The Company will use the facility to manufacture eye care products, including the Complete® branded product line.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4: Composition of Certain Financial Statement Captions

	December 31,
	2003	2002
	(in thousands)
Trade receivables, net
Trade receivables	$139,060	$127,069
Less allowance for doubtful accounts	8,637	5,462

	$130,423	$121,607

Inventories
Finished products, including consignment inventory of $6,696 and $7,260 in 2003 and 2002, respectively	$37,255	$39,500
Work in process	1,056	1,441
Raw materials	3,285	5,188

	$41,596	$46,129

Other current assets
Prepaid expenses	$7,326	$7,550
Deferred taxes	24,124	10,091
Other	2,919	8,539

	$34,369	$26,180

Property, plant and equipment, net
Land	$7,414	$—
Buildings and leasehold improvements	45,060	32,880
Machinery, equipment and furniture	63,896	46,757

	116,370	79,637
Less accumulated depreciation	48,234	39,807

	$68,136	$39,830

Intangibles

	December 31, 2003		December 31, 2002
(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Licensing	$3,940	$(3,940)	$3,940	$(3,940)
Trademarks	572	(203)	652	(87)

	$4,512	$(4,143)	$4,592	$(4,027)

Amortization expense was $ 0.1 million, $1.0 million and $0.3 million in 2003, 2002 and 2001, respectively. The amortization expense in 2002 includes the impact of the reduction in the estimated useful life of a licensing agreement.

Estimated amortization expense is $0.1 million for each of the years ending December 31, 2004, 2005, 2006 and 2007.

Goodwill

(In thousands)	December 31, 2003	December 31, 2002
Goodwill:
United States	$12,783	$12,783
Japan	28,144	25,474
Manufacturing operations	64,786	64,786

	$105,713	$103,043

There was no activity related to goodwill during 2003 and 2002 except for the impact of foreign currency fluctuations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro forma financial information for the year ended December 31, 2001 related to the adoption of SFAS No. 142 is as follows:

(In thousands)
Net earnings	$54,959
Add back:
Goodwill amortization, net of tax	5,388

Adjusted net earnings	$60,347

Note 5: Debt and Guarantor Subsidiaries

(In thousands)	Average Rate of Interest	December 31, 2003	December 31, 2002
Convertible Senior Subordinated Notes due 2023	3.50%	$140,000	$—
Senior Subordinated Notes due 2010	9.25%	70,000	200,000
Yen denominated notes	3.10%	23,283	—
Bank term loan	4.90%	—	75,000
Fair value adjustment (note 6)		—	418
Unamortized realized gain on interest rate swap (note 6)		3,466	5,515
Unamortized debt discount		(810)	(2,624)

		235,939	278,309
Less current maturities		2,328	750

Long-term debt, net of current portion		$233,611	$277,559

In June 2002, the Company issued $200 million of 9¼% Senior Subordinated Notes due July 15, 2010 (Senior Subordinated Notes). The Senior Subordinated Notes were issued at a discount of $2.8 million. Interest on the Senior Subordinated Notes is payable on January 15 and July 15 of each year, commencing on January 15, 2003. The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 2006 at various redemption prices.

A portion of the proceeds from the Senior Subordinated Notes and the $100.0 million term loan were used to repay debt in Japan in June 2002. As a result of the prepayment of the Japan debt, $3.5 million of early debt extinguishment costs were incurred and recorded in “Other, net” on the accompanying consolidated statement of operations.

In June 2003, the Company amended and restated its senior credit facility to retire the original $100.0 million term loan, and increase the senior revolving credit facility from $35.0 million to $100.0 million. The amended and restated senior credit facility matures on June 30, 2007 and the term loan was fully repaid in the quarter ended June 27, 2003. As a result of the prepayment of the term loan, the Company wrote off debt issuance costs of approximately $2.4 million and recognized a realized loss of approximately $2.2 million on an interest rate swap. At December 31, 2003, the Company did not have any borrowings outstanding under the senior credit facility. Approximately $9.6 million of the senior credit facility has been reserved to support letters of credit issued on the Company’s behalf.

Borrowings under the senior credit facility, if any, bear interest at current market rates plus a margin based upon the Company’s ratio of debt to EBITDA, as defined. The incremental interest rate margin decreases as the Company’s ratio of debt to EBITDA decreases to specified levels. Under the senior credit facility, certain transactions may trigger mandatory prepayment of borrowings, if any. Such transactions may include equity or debt offerings, asset sales and extraordinary receipts. The Company pays a quarterly fee (2.95% per annum at December 31, 2003) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.50% per annum at December 31, 2003) on the average unused portion of the senior credit facility.

The senior credit facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and interest coverage ratios. Certain covenants under the senior credit facility and the indenture relating to the senior subordinated notes also limit the incurrence of additional indebtedness. The senior credit facility prohibits dividend payments. The Company was in compliance with these covenants at December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On June 24, 2003, the Company issued $140.0 million of 3½% convertible senior subordinated notes due April 15, 2023 (Notes). Interest on the Notes is payable on April 15 and October 15 of each year, commencing on October 15, 2003. The Notes are convertible into 48.69 shares of AMO’s common stock for each $1,000 principal amount of Notes (conversion price of $20.54 per share), subject to adjustment. The Notes may be converted, at the option of the holders, on or prior to the final maturity date under certain circumstances, including:

•	during any fiscal quarter commencing after September 30, 2003 if the closing sale price per share of AMO’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter;

•	during the five business days after any five consecutive trading day period in which the trading price of the Notes for each day was less than 95% of the conversion value of the Notes; provided that holders may not convert their Notes in reliance on this provision after April 15, 2018 if on any trading day during such trading period the closing sale price per share of AMO’s common stock was between 100% and 120% of the then current conversion price. This conversion feature represents an embedded derivative. However, based on the deminimis value associated with this feature, no value has been assigned at issuance and at December 31, 2003;

•	during any period, following the earlier of (a) the date the Notes are rated by both Standard & Poor’s Rating Services and Moody’s Investor Services and (b) July 23, 2003, when the credit rating assigned to the Notes by Standard & Poor’s or Moody’s is below CCC+ or Caa2, respectively, or when either of these rating agencies does not rate or no longer rates the Notes, or withdraws the rating assigned to the Notes. This conversion feature represents an embedded derivative. However, based on the deminimis value associated with this feature, no value has been assigned at issuance and at December 31, 2003;

•	if the Notes have been called for redemption; or

•	upon the occurrence of specified corporate events.

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

Beginning with the six-month interest period commencing April 15, 2008, holders of the Notes will receive contingent interest payments during any six-month interest period if the trading price of the Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the Notes. The contingent interest payable will equal 0.25% of the average trading price of $1,000 principal amount of Notes during the five trading days immediately preceding the first day of the applicable six-month interest period. This contingent interest payment feature represents an embedded derivative. However, based on the deminimis value associated with this feature, no value has been assigned at issuance and at December 31, 2003.

On July 23, 2003, the Company consummated its “Modified Dutch Auction” tender offer for $115.0 million aggregate principal amount of Senior Subordinated Notes utilizing a majority of the proceeds from the issuance of the Notes. As a result of the purchase of the Senior Subordinated Notes, the Company recorded a charge of approximately $18.6 million for the premium paid on the notes and for the write-off of the pro-rata portion of capitalized debt related costs.

In September 2003, the Company repurchased $15.0 million aggregate principal amount of Senior Subordinated Notes on the open market. The Company recorded a charge of approximately $2.0 million for the premium paid on the notes and for the write-off of the pro-rata portion of capitalized debt related costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On September 24, 2003, the Company’s Japan subsidiary entered into a ¥2.5 billion term loan facility agreement with two banks. The term loan matures on September 28, 2006 and bears interest at TIBOR plus 3.0% (3.10% at December 31, 2003). The term loan is collateralized by the accounts receivable and inventory of the subsidiary. Mandatory prepayment of the term loan is required from proceeds from certain debt offerings or asset sales of the subsidiary.

As of December 31, 2003, the aggregate maturities of total long-term debt are as follows: $2.3 million in each of 2004 and 2005; $18.7 million in 2006; zero in 2007 and 2008; and $210.0 million after 2008.

In connection with the issuance of the Senior Subordinated Notes, one of the Company’s subsidiaries (the Guarantor Subsidiary) jointly, fully, severally and unconditionally guaranteed such Senior Subordinated Notes. Pursuant to the Securities and Exchange Commission regulations, certain condensed financial information about the Parent, Guarantor Subsidiary and Non-Guarantor Subsidiaries is required to be disclosed. The following provides this required financial information subsequent to the spin-off.

Condensed Consolidating Statement of Operations – Year ended December 31, 2003 (in thousands)	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$198,089	—	569,154	(165,790)	$601,453
Operating costs and expenses:
Cost of sales	96,134	—	254,793	(123,116)	227,811
Selling, general and administrative	97,778	—	178,917	—	276,695
Research and development	(6,892)	—	44,305	—	37,413

Operating income	11,069	—	91,139	(42,674)	59,534
Non-operating income (expense)	52,972	60,178	40,180	(195,602)	(42,272)

Earnings before income taxes	64,041	60,178	131,319	(238,276)	17,262
Income tax expense (benefit)	(3,776)	—	10,681	—	6,905

Net earnings	$67,817	60,178	120,638	(238,276)	$10,357

Condensed Consolidating Balance Sheet – December 31, 2003 (in thousands)	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and equivalents	$1,743	—	44,361	—	$46,104
Trade receivables, net	17,574	—	112,849	—	130,423
Inventories	16,410	—	25,186	—	41,596
Other current assets	21,598	—	12,771	—	34,369

Total current assets	57,325	—	195,167	—	252,492
Property, plant and equipment	13,732	—	54,404	—	68,136
Other assets	204,147	200,614	226,709	(596,835)	34,635
Goodwill and intangibles, net	13,111	—	130,712	(37,741)	106,082

Total assets	$288,315	200,614	606,992	(634,576)	$461,345

Liabilities and stockholders’ equity:
Current portion of long-term debt	$—	—	2,328	—	$2,328
Accounts payable and accrued expenses	(28,757)	—	90,196	51,534	112,973

Total current liabilities	(28,757)	—	92,524	51,534	115,301
Long-term debt, net of current portion	212,656	—	20,955	—	233,611
Other liabilities	11,224	—	8,017	—	19,241

Total liabilities	195,123	—	121,496	51,534	368,153
Total stockholders’ equity	93,192	200,614	485,496	(686,110)	93,192

Total liabilities and stockholders’ equity	$288,315	200,614	606,992	(634,576)	$461,345

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows – Year ended December 31, 2003 (in thousands)	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$(7,729)	—	55,705	$47,976
Cash flows from investing activities:	—	—
Additions to property, plant and equipment	(2,260)	—	(10,345)	(12,605)
Purchase of net assets of manufacturing facility	—	—	(21,359)	(21,359)
Proceeds from sale of property, plant and equipment	—	—	556	556
Additions to capitalized internal-use software	—	—	(674)	(674)
Additions to demonstration and bundled equipment	(3,039)	—	(3,932)	(6,971)

Net cash used in investing activities	(5,299)	—	(35,754)	(41,053)

Cash flows from financing activities:
Proceeds from issuance of convertible senior subordinated notes	140,000	—	—	140,000
Long-term debt borrowings	—	—	22,376	22,376
Net intercompany borrowings (repayments)	74,513		(74,513)	—
Repayment of long-term debt	(205,000)	—	—	(205,000)
Financing related costs	(6,550)	—	(766)	(7,316)
Proceeds from issuance of common stock	5,958	—	—	5,958
Net proceeds from settlement of interest rate swap	582	—	—	582
Purchase of treasury stock	(120)	—	—	(120)

Net cash used in financing activities	9,383	—	(52,903)	(43,520)
Effect of exchange rates on cash and equivalents	—	—	2,123	2,123

Net decrease in cash and equivalents	(3,645)	—	(30,829)	(34,474)
Cash and equivalents at beginning of year	5,388	—	75,190	80,578

Cash and equivalents at end of year	$1,743	—	44,361	$46,104

Condensed Consolidating Statement of Operations – Six months ended December 31, 2002 (in thousands)	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$95,590	—	257,951	(67,130)	$286,411
Operating costs and expenses:
Cost of sales	47,038	—	109,815	(50,211)	106,642
Selling, general and administrative	44,350	—	77,870	(28)	122,192
Research and development	13,391	—	1,658	—	15,049

Operating income (loss)	(9,189)	—	68,608	(16,891)	42,528
Non-operating income (expense)	(13,192)	—	2,811	(5,778)	(16,159)

Earnings (loss) before income taxes	(22,381)	—	71,419	(22,669)	26,369
Income tax expense (benefit)	(468)	—	12,213	—	11,745

Net earnings (loss)	$(21,913)	—	59,206	(22,669)	$14,624

Condensed Consolidating Balance Sheet – December 31, 2002 (in thousands)	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and equivalents	$5,388	—	75,190	—	$80,578
Trade receivables, net	20,152	—	101,455	—	121,607
Inventories	20,092	—	26,037	—	46,129
Other current assets	12,797	—	13,383	—	26,180

Total current assets	58,429	—	216,065	—	274,494
Property, plant and equipment	13,197	—	26,633	—	39,830
Other assets	301,721	200,614	230,955	(688,016)	45,274
Goodwill and intangibles, net	13,111	—	123,141	(32,644)	103,608

Total assets	$386,458	200,614	596,794	(720,660)	$463,206

Liabilities and stockholders’ equity:
Current portion of long-term debt	$750	—	—	—	$750
Accounts payable and accrued expenses	36,627	—	49,130	21,697	107,454

Total current liabilities	37,377	—	49,130	21,697	108,204
Long-term debt, net of current portion	277,559	—	—	—	277,559
Other liabilities	5,838	—	5,921	—	11,759

Total liabilities	320,774	—	55,051	21,697	397,522
Total stockholders’ equity	65,684	200,614	541,743	(742,357)	65,684

Total liabilities and stockholders’ equity	$386,458	200,614	596,794	(720,660)	$463,206

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows – Six months ended December 31, 2002 (in thousands)	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$864	—	75,648	$76,512
Cash flows from investing activities:
Additions to property, plant and equipment	(5,687)	—	(2,330)	(8,017)
Proceeds from sale of property, plant and equipment	56	—	535	591
Additions to capitalized software	(11)	—	(62)	(73)
Additions to demonstration and bundled equipment	(914)	—	(1,415)	(2,329)

Net cash used in investing activities	(6,556)	—	(3,272)	(9,828)

Cash flows from financing activities:
Repayment of long-term debt	(25,000)	—	—	(25,000)
Net proceeds from settlement of interest rate swap	5,637	—	—	5,637
Payment of Allergan, Inc. dividend	(50,152)	—	—	(50,152)
Purchase of treasury stock	(13)	—	—	(13)

Net cash used in financing activities	(69,528)	—	—	(69,528)
Effect of exchange rates on cash and equivalents	—	—	320	320

Net increase (decrease) in cash and equivalents	(75,220)	—	72,696	(2,524)
Cash and equivalents at beginning of period	80,608	—	2,494	83,102

Cash and equivalents at end of period	$5,388	—	75,190	$80,578

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

For all periods presented through June 28, 2002, the Company was considered in Allergan’s overall risk management strategy. As part of this strategy, Allergan managed its risks based on management’s judgment of the appropriate trade-off between risks, opportunity and costs. With respect to AMO’s risk, Allergan primarily utilized interest rate swap agreements and foreign currency option and forward contracts to economically hedge or reduce these exposures.

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

Interest Rate Risk Management

The Company’s $210.0 million of fixed rate debt is comprised solely of domestic borrowings, and the $23.3 million of variable rate debt is comprised of borrowings in Japan. Thus, interest expense will fluctuate with rate changes in Japan.

The Company had previously entered into various interest rate swap agreements which effectively converted the interest rate on $150.0 million of the Senior Subordinated Notes from a fixed to a floating rate and converted the interest rate on $50.0 million of term loan borrowings from a floating to a fixed rate. The interest rate swaps had maturity dates beginning in 2005 and qualified as either fair value or cash flow hedges. Changes in fair value of the interest rate swap agreement qualifying as a cash flow hedge were recorded in other comprehensive income to the extent such changes were effective and as long as the cash flow hedge requirements were met.

In May 2003 and October 2002, the Company realized the value of the interest rate swaps qualifying as fair value hedges. The Company received an aggregate of approximately $14.8 million, of which approximately $6.3 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

represented the net settlement of the accrued but unpaid amount between the Company and the swap counterparties. The remaining amount of approximately $8.5 million was recorded as an adjustment to the carrying amount of the Senior Subordinated Notes as a premium and is amortized over the remaining life of the Senior Subordinated Notes. At December 31, 2003, after recognizing a pro-rata portion of the gain upon repurchase of a portion of the Senior Subordinated Notes, the unamortized gain on these interest rate swaps was $3.5 million.

In May 2003, the Company terminated the interest rate swap qualifying as a cash flow hedge. The Company paid approximately $2.4 million and included the related loss of approximately $2.3 million as a component of accumulated other comprehensive income. As a result of the prepayment of the term loan in June 2003, the loss on the interest rate swap was fully recognized as interest expense.

At December 31, 2003, the Company did not have any interest rate swap agreements outstanding.

Foreign Exchange Risk Management

The Company enters into foreign exchange option and forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business operations. Accordingly, the Company enters into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign exchange option and forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges.

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

The foreign currency options are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in Japanese yen and the euro. As a result, the changes in the fair value of foreign currency option contracts are recorded through earnings as “Unrealized loss/(gain) on derivative instruments” while any realized gains or losses on expired contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of operations. The premium cost of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized over the life of the options.

As part of Allergan’s risk management strategy, foreign exchange forward contracts were entered into to protect the value of foreign currency denominated intercompany receivables and the changes in the fair value of the foreign currency forward contracts were economically designed to offset the changes in the revaluation of the foreign currency denominated intercompany receivables. As a result, the allocated AMO portion of current changes in both the foreign currency forward contracts and revaluation of the foreign currency denominated intercompany receivables was recorded through “Other, net” in the accompanying consolidated statements of operations through June 28, 2002.

At December 31, 2003, the notional principal amount and fair value of the Company’s outstanding foreign currency option contracts were $114.1 million and $0.4 million, respectively. The notional principal amount provides one measure of the transaction volume outstanding as of year end, and does not represent the amount of the Company’s exposure to market loss. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of December 31, 2003. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Through June 28, 2002, the allocated AMO portion of changes in the revaluation of foreign currency forward and changes in the fair value of foreign currency option contracts was based on AMO’s percentage of net sales compared to total Allergan net sales. In the last half of 2002 and as part of the transitional services agreement, the Company paid to Allergan the costs of certain yen denominated foreign currency option contracts previously entered into by Allergan. The impact of foreign exchange risk management transactions on income was a net realized loss of $2.5 million and $1.4 million in 2003 and 2002, respectively, and a net realized gain of $0.4 million in 2001 and are recorded in “Other, net” in the accompanying consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments

At December 31, 2003 and 2002, the Company’s financial instruments included cash and equivalents, trade receivables, accounts payable and borrowings. The carrying amount of cash and equivalents, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of long-term debt was estimated based on quoted market prices at year-end.

The carrying amount and estimated fair value of the Company’s financial instruments at December 31 were as follows (in thousands):

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$2,328	$2,328	$750	$750
Long-term debt	233,611	267,799	277,559	279,856

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

Note 7: Related Party Transactions

Prior to June 29, 2002, the Company participated in various Allergan administered functions including shared services surrounding selling, general and administrative expenses, retirement and other post retirement benefit plans, income taxes and cash management. The allocated portion of the expenses for these shared services of $23.2 million and $34.0 million for the years ended December 31, 2002 (through June 28, 2002) and 2001, respectively, are included in “Selling, general and administrative” expense in the accompanying consolidated statements of operations.

Prior to June 29, 2002, the Company entered into several agreements with Allergan in connection with, among other things, transitional services, employee matters, manufacturing and tax sharing. These agreements generally require the Company to indefinitely indemnify Allergan from liabilities related to the business contributed to AMO.

The transitional services agreement set forth charges generally intended to allow Allergan to fully recover the allocated costs of providing certain services, plus all out-of-pocket expenses, except that AMO paid to Allergan a commission related to AMO products that were sold by Allergan during the transition period. The Company recovered costs from Allergan in a similar manner for services provided by AMO. All transitional services with the exception of limited facility leases terminated in June 2003.

Under the manufacturing agreement, Allergan manufactures certain eye care products and VITRAX® viscoelastics for a period of up to three years from the date of the spin-off. The Company purchases these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. During 2003 and 2002 (subsequent to the spin-off), the Company purchased $77.0 million and $31.8 million of product from Allergan. On an annual basis, a pricing “true up” calculation is to be performed during the first calendar quarter. This “true up” calculation is based upon the actual volume of products shipped by Allergan to AMO during the preceding year versus the forecasted volume submitted by AMO that was used to calculate the invoiced prices. During the year, the Company periodically reviews the volume of purchases and accrues for estimated shortfalls, if any.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the charges from Allergan for the above-mentioned transitional services for 2003 and the six months ended December 31, 2002 (in thousands):

	2003	2002
Selling, general and administrative expenses, net of $1,165 and $549 charged to Allergan	$1,884	$6,298
Research and development	465	127
Manufacturing “true up” payment received	(629)	—
Foreign currency option contracts	—	1,517

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

As of December 31, 2003, an interest-free relocation loan of $0.5 million, collateralized by real property, was due from the chief executive officer. This relocation loan is evidenced by a promissory note dated July 3, 2002, prior to the adoption of the Sarbanes-Oxley Act of 2002.

Note 8: Income Taxes

The Company’s operations were included in Allergan’s consolidated U. S. federal and state income tax returns and in the tax returns of certain Allergan foreign subsidiaries prior to the spin-off. The income tax information for periods prior to the spin-off was calculated as if AMO were a stand-alone affiliated group for those periods.

The Company’s income before provision for income taxes was generated from the United States and international operations as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Earnings before cumulative effect of change in accounting principle and income taxes
U.S.	$976	$5,893	$50,230
Foreign	16,286	38,679	25,714

	17,262	44,572	75,944
Cumulative effect of change in accounting principle	—	—	(551)

Earnings before income taxes, but including the cumulative effect of change in accounting principle	$17,262	$44,572	$75,393

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s provision for income taxes consists of the following:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Income tax expense (benefit):
Earnings before income taxes	$6,905	$18,662	$20,594
Cumulative effect of change in accounting principle	—	—	(160)

	$6,905	$18,662	$20,434

Current
U.S. federal	$5,741	$7,800	$16,291
Foreign	6,877	5,512	6,930
U.S. state and Puerto Rico	3,643	1,200	435

Total current	16,261	14,512	23,656

Deferred
U.S. federal	(11,002)	(273)	(1,306)
Foreign	2,833	5,325	(2,245)
U.S. state and Puerto Rico	(1,187)	(902)	329

Total deferred	(9,356)	4,150	(3,222)

Total	$6,905	$18,662	$20,434

The reconciliations of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2003	2002	2001
Statutory rate of tax expense	35.0%	35.0%	35.0%
State taxes, net of U.S. tax benefit	5.6	0.4	0.1
Permanent items	3.3	1.6	—
Foreign income, including U.S. tax effect of foreign earnings and dividends, net of foreign tax credits	(6.2)	6.0	4.0
Change in valuation allowance	2.0	—	(12.0)
Intangible write-off	—	(0.8)	—
Other	0.3	(0.3)	—

Effective tax rate	40.0%	41.9%	27.1%

Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2003 and 2002, are as follows:

	As of December 31,
	2003	2002
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$3,499	$8,553
Reserves and accrued expenses	4,539	6,992
Capitalized expenses	428	339
Intercompany profit in inventory	1,185	2,492
Capitalized intangible assets	13,035	17,869
Foreign tax credits	8,345	—
All other	5,675	6,059

	36,706	42,304
Less: valuation allowance	(4,551)	(4,213)

Total deferred tax asset	32,155	38,091

Deferred tax liabilities
Depreciation	168	(637)
U.S. tax on foreign earnings	—	8,724
All other	307	1,411

Total deferred tax liabilities	475	9,498

Net deferred tax asset	$31,680	$28,593

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The balances of net current deferred tax assets and net non-current deferred tax assets at December 31, 2003 were $24.1 million and $7.6 million, respectively. The balances of net current deferred tax assets and net non-current deferred tax assets at December 31, 2002 were $10.1 million and $18.5 million, respectively. Such amounts are included in “Other current assets” and “Other assets” in the accompanying consolidated balance sheets. At December 31, 2003, $6.2 million in taxes payable has been included in “Other liabilities” as payment is expected to be made after 2004.

In 2002 in accordance with Emerging Issues Task Force Issue No. 94-10, “Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders under FASB Statement No. 109,” the Company established deferred tax assets of approximately $17.5 million through a credit to equity for all differences resulting from the spin-off in the financial reporting and tax bases of certain assets and liabilities. These differences occurred in jurisdictions where the transfer of assets and liabilities to the Company in the spin-off was deemed to be a taxable transaction. In such situations, the tax bases were adjusted to reflect the fair market value of the assets and liabilities on the spin-off date whereas the financial reporting bases were unchanged.

In 2002, deferred taxes were provided for U.S. federal and state income taxes and foreign withholding taxes on undistributed earnings of non-U.S. subsidiaries. In 2003, all earnings of non-U.S. subsidiaries were distributed to the parent company.

As of December 31, 2003, the Company has approximately $5.8 million of state tax net operating losses available for carryforward that will begin to expire in 2019. The Company also has approximately $22.5 million of foreign tax net operating losses available for carryforward that will begin to expire in 2007 if not utilized. A valuation allowance has been provided on certain tax loss carry forwards ($2.2 million) and certain long-term deferred tax assets ($2.3 million) as ultimate utilization is uncertain.

Based on the Company’s historical pre-tax earnings, management believes that it is “more likely than not” that the Company will realize the benefit of the existing net deferred tax asset at December 31, 2003. Management believes that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. In addition, as of December 31, 2003, the Company has approximately $8.3 million of foreign tax credit carryforwards that will begin to expire in 2008. Based on the Company’s position that all foreign earnings will be taxed in the U.S. and the projected future earnings of the Company’s foreign subsidiaries, management believes it is “more likely than not” that the Company will realize the benefit of these foreign tax credits.

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

Note 9: Employee Retirement and Other Benefit Plans

Pension and Postretirement Benefit Plans

Prior to the spin-off, AMO employees participated in Allergan defined benefit pension plans covering substantially all of Allergan’s employees. In addition, AMO employees also participated in Allergan’s two supplemental nonqualified plans, covering certain management employees and officers. U.S. pension benefits are based on years of service and compensation during the five highest consecutive earnings years. Allergan’s funding policy for its U.S. qualified plan was to provide currently for accumulated benefits, subject to federal regulations. Plan assets of the qualified plan consist primarily of fixed income and equity securities. Benefits for the nonqualified plans are paid as they come due. Allergan froze benefits for the AMO employees under the U.S. and certain international plans at the date of the spin-off. AMO did not establish a defined benefit pension plan in the U.S. to replace the Allergan plan. The pension liability related to AMO U.S. employees’ service prior to the spin-off date remained with Allergan. With respect to the Japan and certain European plans, Allergan transferred the assets and liabilities relating to AMO employees to AMO as of the spin-off.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pension expense for the Allergan-sponsored plans relating to AMO employees was $1.5 million and $3.0 million in 2002 (through June 28, 2002) and 2001, respectively. The assumed discount rate applied to benefit obligations to determine 2002 and 2001 pension expense was 6.75% and 7.50%, respectively. The assumed long-term rate of return on assets was 8.25% and 10% for 2002 and 2001, respectively. The assumed rate of compensation increase was 4.14% and 4.89% for 2002 and 2001, respectively.

In addition to pension benefits, AMO employees participated in Allergan-sponsored contributory healthcare benefits for substantially all domestic retired employees. Allergan froze benefits for the retirement eligible AMO employees under these plans at the date of the spin-off. AMO did not establish comparable healthcare plans for employees retiring subsequent to the spin-off date. Expense associated with these benefits relating to AMO employees was $0.4 million in 2002 (through June 28, 2002) and $0.4 million in 2001.

Subsequent to the spin-off, the Company began sponsoring defined benefit pension plans in Japan and in certain European countries.

Components of net periodic benefit cost under the Japan and European pension plans in 2003 and 2002 (subsequent to the spin-off) were (in thousands):

	2003	2002
Service cost	$1,380	$797
Interest cost	366	205
Expected return on plan assets	(111)	(101)
Amortization of transition amount	3	1
Amortization of prior service cost	59	36
Recognized net actuarial loss	22	22

Net periodic benefit cost	$1,719	$960

Components of the change in benefit obligation, change in plan assets and funded status for the Company’s pension plans for December 31, 2003 and 2002 (subsequent to the spin-off) were as follows (in thousands):

	2003	2002
Change in benefit obligation:
Benefit obligation, beginning of period	$10,724	$10,206
Service cost	1,380	797
Interest cost	366	205
Actuarial (gain) loss	936	(140)
Benefits paid	(241)	(872)
Impact of foreign currency translation	1,710	528

Benefit obligation, end of period	$14,875	$10,724

Change in plan assets:
Fair value of plan assets, beginning of period	$3,561	$3,728
Actual return on plan assets	207	4
Company contribution	1,868	536
Benefits paid	(241)	(872)
Impact of foreign currency translation	524	165

Fair value of plan assets, end of period	$5,919	$3,561

Funded status of plans	(8,956)	(7,163)
Unrecognized net actuarial loss	2,062	1,407
Unrecognized prior service cost	500	507
Unrecognized net transition obligation	2	5
Fourth quarter contributions	485	351

Accrued benefit cost	$(5,907)	$(4,893)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The funded status of the pension benefits presented was measured as of September 30. The Company adopted this measurement date to conform to its internal cost management systems. Assumptions used in determining benefit obligations are as follows:

	2003	2002
Discount rate:
Japan	1.8%	2.0%
European plans	5.5%	5.5%
Expected return on plan assets:
Japan	3.0%	2.5%
European plans	N/A	N/A
Rate of compensation increase:
Japan	3.0%	2.5%
European plans	3.3%	3.3%

Savings and Investment Plan

Prior to the spin-off, AMO employees participated in the Allergan Savings and Investment Plan, which provided for all U.S. and Puerto Rico employees to become participants upon employment. In general, participants’ contributions, up to 5% of compensation, qualified for a 50% company match and company contributions were generally used to purchase Allergan Common Stock. The cost of the plan for AMO U.S. and Puerto Rico employees was $0.6 million and $1.0 million in 2002 (through June 28, 2002) and 2001, respectively. Subsequent to the spin-off, the Allergan Savings and Investment Plan account balances for AMO employees were transferred to the Advanced Medical Optics, Inc. 401(k) Plan (the Plan). Under the Plan, participants’ contributions, up to 8% of compensation, qualify for a 50% Company match. Participants are immediately vested in their contributions and are 100% vested in Company contributions after three years of service. The Company also provides an annual profit sharing contribution. Participants vest ratably in five years in the Company’s profit sharing contributions. The Company contributed $4.6 million and $1.6 million in 2003 and 2002, respectively, to the Plan.

AMO employees in the U.S. participated in the Allergan Stock Ownership Plan (ESOP). AMO employee participants received an allocation of shares held in the plan and became vested over five years of Allergan service. Allocated shares were divided among participants based on relative compensation. Compensation expense related to AMO employees for 2002 (through June 28, 2002) and 2001 was $0.7 million and $0.8 million respectively. Subsequent to the spin-off, the AMO employee ESOP account balances were transferred to the Plan.

Note 10: Common Stock

The Company has an incentive compensation plan that provides for the granting of stock options, restricted stock and other stock-based incentive awards to directors, employees and consultants. Options granted to employees become exercisable 25% per year beginning twelve months after the date of grant and have a ten year term. Director stock options are fully vested the day before the next annual stockholder meeting. The Company measures stock-based compensation for option grants to employees using the intrinsic value method. Restricted stock awards are valued based on the market price of a share of non-restricted stock on the grant date. No compensation expense has been recorded for stock-based incentive plans other than for restricted stock awards. A total of 6,700,000 shares of common stock have been authorized for issuance under the incentive compensation plan.

During 2003, the Company granted 11,833 shares of restricted stock to certain directors in lieu of annual cash retainers. Compensation expense recognized under the restricted stock award plan was $0.1 million in 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of stock option activity:

	2003		2002
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	5,005,513	$9.78	—	$—
Conversion of Allergan options	—	—	2,639,866	10.56
Options granted	864,000	14.18	2,516,350	9.00
Options exercised	(425,841)	8.92	—	—
Options canceled	(374,324)	10.48	(150,703)	10.38

Outstanding, end of year	5,069,348	10.56	5,005,513	9.78

Exercisable, end of year	1,603,165	9.16	54,612	7.47

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$5.71—$8.94	1,030,059	5.8	$7.87	697,977	$7.36
$8.99—$11.95	2,205,544	8.6	$9.02	611,225	$9.03
$12.54—$14.09	1,766,745	8.1	$13.77	293,963	$13.70
$16.68—$18.80	67,000	9.7	$17.98	—	—

Under the terms of the Allergan incentive compensation plan, Allergan restricted stock awards are subject to restrictions as to sale or other disposition of the shares and to restrictions which require continuous employment with Allergan. The restrictions generally expire, and the awards become fully vested, four years from the date of grant. Allergan did not grant restricted stock in 2000 or thereafter and granted 180,000 shares of stock under the plan in 1999. Compensation expense recognized under the Allergan restricted stock award plan related to AMO employees was $0.2 million and $0.5 million in 2002 (through June 28, 2002) and 2001, respectively. AMO employees with Allergan restricted stock retained such stock under the same restrictions as Allergan employees.

The Company has two employee stock purchase plans (ESPP) for eligible employees to purchase shares of the Company’s common stock at 85% of the lower of the closing price of the Company’s common stock on the first or last day of the six-month purchase period. Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any offering period for common stock purchases, subject to certain limitations. A total of up to 2,900,000 shares of common stock have been authorized for issuance under the ESPP. During 2003, 230,120 shares of stock, including 12,708 shares of treasury stock, were issued under the ESPP for an aggregate purchase price of $2.2 million. As of December 31, 2003, employee withholdings under the ESPP aggregated $0.8 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11: Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by adjusting the weighted average outstanding shares, assuming the conversion of all potentially dilutive stock options and awards.

The weighted average number of common shares outstanding in 2003 was approximately 29,062,000 resulting in basic earnings per share of $0.36. Including the dilutive effect of stock options and awards of approximately 582,000 shares, diluted shares outstanding in 2003 was approximately 29,644,000 resulting in diluted earnings per share of $0.35. As discussed in Note 1, no earnings per share data for 2002 and 2001 is presented as the Company’s earnings were part of Allergan’s earnings through the close of business on June 28, 2002.

The effect of approximately 6.8 million common shares related to the assumed conversion of the Notes has been excluded from the computation of diluted earnings per share because none of the conditions that would permit conversion had been satisfied during the year.

Note 12: Commitments and Contingencies

The Company leases certain facilities, office equipment and automobiles and provides for payment of taxes, insurance and other charges on certain of these leases. Rental expense was $16.1 million, $10.9 million and $11.2 million, in 2003, 2002 and 2001, respectively.

Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year as of December 31, 2003, are as follows: $14.6 million in 2004; $9.1 million in 2005; $5.4 million in 2006; $4.2 million in 2007; $3.9 million in 2008 and $27.3 million thereafter.

In August 2002, the Company entered into an information technology services outsourcing agreement expiring in November 2007. Future annual payments under this agreement are as follows: $5.4 million each year of 2004 and 2005; $5.2 million in 2006 and $4.7 million in 2007.

On December 3, 2003, the Company filed a complaint in the U.S. District Court for the District of Delaware against Alcon, Inc. and Alcon Laboratories, Inc. for infringement of U.S. Patent Nos. 5,700,240 and 6,059,765. The Company alleged that Alcon’s “Infiniti” and “Series 2000 Legacy” phacoemulsification machines infringe the patents. The Company is seeking damages and a permanent injunction.

On January 28, 2004, Alcon Manufacturing, Ltd. filed a complaint against AMO and Allergan, Inc. in the U.S. District Court for the Northern District of Texas, Fort Worth Division, for infringement of U.S. Patent Nos. 4,832,685 and 4,935,005. Alcon alleged that AMO’s Prestige® and Sovereign® phacoemulsification systems and replacement cassettes infringe the patents. Alcon is seeking damages and a permanent injunction.

In February 2004, the Company received approximately $4.7 million from Allergan. This payment ended a dispute between the Company and Allergan regarding the ownership of a certain value added tax receivable due from France. As part of the settlement with Allergan, the Company will be responsible for paying penalties and expenses associated with the receivable, which are expected to be less than $0.5 million.

The Company is involved in various litigation and claims arising in the normal course of business. Management believes that recovery or liability with respect to any other pending lawsuits, or asserted claims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 13: Business Segment Information

As a part of Allergan, the Company operated in four regions or geographic reportable segments: North America, Latin America, Asia Pacific and Europe. Effective with the spin-off from Allergan on June 29, 2002, the Company organized its operations into three regions: the Americas, which is comprised of North and South America, Europe/Africa/Asia Pacific and Japan, and reclassified prior period identifiable assets, net sales and operating income (loss) amounts to reflect these operating segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 25.5%, 28.1% and 30.8% of total net sales in 2003, 2002 and 2001, respectively. Additionally, sales in Japan represented 27.3%, 27.0% and 25.3% of total net sales in 2003, 2002 and 2001, respectively. No other country, or single customer, generates over 10% of total net sales.

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

Identifiable assets are assigned by region based upon management responsibility for such assets. Corporate assets are primarily cash and equivalents, goodwill and intangibles and long-term investments. At December 31, 2001, identifiable assets by region only included trade receivables, inventories and property, plant and equipment, as these were the only assets specifically allocated by region. Depreciation and amortization and capital expenditures are assigned by operating segments based upon management responsibility for such items.

Geographic Operating Segments

	Net Sales			Operating Income (Loss)
	2003	2002	2001	2003	2002	2001
	(in thousands)
United States	$153,458	$151,283	$167,280	$34,369	$31,134	$35,292
Europe/Africa/Asia Pacific	258,953	217,779	208,370	56,172	44,689	43,952
Japan	164,113	145,135	137,287	54,137	51,069	49,988
Other	24,929	23,890	30,158	2,872	1,509	(1,142)

Segments total	601,453	538,087	543,095	147,550	128,401	128,090
Manufacturing operations	—	—	—	28,281	12,267	3,631
Research and development	—	—	—	(37,413)	(29,917)	(28,990)
Elimination of inter-company profit	—	—	—	(37,561)	(22,858)	(34,528)
General corporate	—	—	—	(41,323)	(20,038)	10,927

Total	$601,453	$538,087	$543,095	$59,534	$67,855	$79,130

	Identifiable Assets			Property, Plant and Equipment
	2003	2002	2001	2003	2002	2001
	(in thousands)
United States	$92,074	$89,287	$29,726	$13,732	$13,197	$1,748
Europe/Africa/Asia Pacific	105,710	98,910	65,541	4,109	3,881	91
Japan	62,275	57,666	42,932	1,930	1,545	1,737
Other	8,954	7,035	9,798	96	70	—

Segments total	269,013	252,898	147,997	19,867	18,693	3,576
Manufacturing operations	60,698	32,119	60,258	48,269	21,137	24,717
Adjustments and eliminations	(686,932)	(715,973)	—	—	—	—
General corporate	818,566	894,162	169,211	—	—	—

Total	$461,345	$463,206	$377,466	$68,136	$39,830	$28,293

	Depreciation and Amortization			Capital Expenditures
	2003	2002	2001	2003	2002	2001
	(in thousands)
United States	$3,865	$4,327	$4,825	$2,447	$12,010	$920
Europe/Africa/Asia Pacific	4,074	3,269	2,704	1,337	2,748	67
Japan	1,817	1,520	3,613	985	949	877
Other	869	1,044	900	62	83	—

Segments total	10,625	10,160	12,042	4,831	15,790	1,864
Manufacturing operations	4,922	5,450	9,806	7,774	947	4,001
General corporate	—	136	245	—	—	—

Total	$15,547	$15,746	$22,093	$12,605	$16,737	$5,865

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Net Sales By Product Line

	2003	2002	2001
	(in thousands)
Ophthalmic Surgical	$306,508	$270,395	$253,143
Eye Care	294,945	267,692	289,952

Net sales	$601,453	$538,087	$543,095

Note 14: Quarterly Results (Unaudited)

	First Quarter (a)	Second Quarter (a)	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share data)
2003 (b)
Net sales	$131,176	$152,136	$151,152	$166,989	$601,453
Gross profit	81,156	95,439	94,107	102,940	373,642
Net earnings (loss)	(93)	4,369	(3,664)	9,745	10,357
Basic earnings (loss) per share	(0.00)	0.15	(0.13)	0.33	0.36
Diluted earnings (loss) per share	(0.00)	0.15	(0.13)	0.32	0.35

2002 (c)
Net sales	$113,997	$137,678	$139,302	$147,110	$538,087
Gross profit	69,721	84,259	87,904	91,865	333,749
Net earnings	4,726	6,560	5,838	8,786	25,910
Basic earnings per share	—	—	0.20	0.31	—
Diluted earnings per share	—	—	0.20	0.30	—

(a)	The fiscal quarters ended March 29, 2002 and June 28, 2002, are comprised of amounts allocated to the optical medical device business by Allergan. No earnings per share data is presented for these quarters.
(b)	Fiscal quarters in 2003 ended on March 28, June 27, September 26 and December 31.
(c)	Fiscal quarters in 2002 ended on March 29, June 28, September 27 and December 31.

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

The independent auditors, PricewaterhouseCoopers LLP, were recommended by the Audit and Finance Committee of the Board of Directors and selected by the Board of Directors. PricewaterhouseCoopers LLP was engaged to audit the 2003 consolidated financial statements of Advanced Medical Optics, Inc. and its subsidiaries and conducted such tests and related procedures as deemed necessary in conformity with auditing standards generally accepted in the United States of America. The 2002 and 2001 consolidated financial statements were audited by KPMG LLP. The opinions of the independent auditors, based upon their audits of the consolidated financial statements, are presented on Pages 58 and 59 of this report.

March 9, 2004

/s/ James V. Mazzo

President and Chief Executive Officer

/s/ Richard A. Meier

Executive Vice President of Operations and Finance and

  Chief Financial Officer

/s/ Robert F. Gallagher

Vice President, Controller

  and Principal Accounting Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Advanced Medical Optics, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Advanced Medical Optics, Inc. and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orange County, California

March 9, 2004

Independent Auditors’ Report

To the Board of Directors and Stockholders

Advanced Medical Optics, Inc.:

We have audited the accompanying consolidated balance sheet of Advanced Medical Optics, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the years ended December 31, 2002, and 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts for the years ended December 31, 2002 and 2001. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Medical Optics, Inc. and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

/s/ KPMG LLP

Orange County, California

February 20, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes, other than the engagement of PricewaterhouseCoopers LLP as previously reported in March 2003. We have agreed to indemnify and hold KPMG LLP (KPMG) harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the incorporation by reference of its audit report on the Company’s past financial statements into our Registration Statements on Form S-8 and Form S-3.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our periodic reports filed with the SEC. In addition, we evaluated our internal control over financial reporting and there have been no changes that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of Advanced Medical Optics, Inc.

Information required by this item is included under the headings “Election of Directors” and “Executive Officers” in our proxy statement for the annual meeting of stockholders to be held on May 20, 2004 (the “Proxy Statement”), which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2003 and which is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

The section entitled “Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Index to Financial Statements

1.	Financial Statements included in Part II of this report:	Page No.

	Consolidated Balance Sheets at December 31, 2003 and December 31, 2002	31

	Consolidated Statements of Operations for Each of the Years in the Three Year Period Ended December 31, 2003	32

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for Each of the Years in the Three Year Period Ended December 31, 2003	33

	Consolidated Statements of Cash Flows for Each of the Years in the Three Year Period Ended December 31, 2003	34

	Notes to Consolidated Financial Statements	35-56

	Report of Management	57

	Independent Auditors’ Reports	58-59

2.	Schedules Supporting the Consolidated Financial Statements:

		Page No.

	Schedule numbered in accordance with Rule 5-04 of Regulation S-X: II Valuation and Qualifying Accounts	S-7

All other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(b)	Reports on Form 8-K

On October 23, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K furnishing the Company’s press release regarding financial results for the quarter ended September 26, 2003.

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

Date: March 10, 2004	ADVANCEDMEDICAL OPTICS, INC.

By /s/ JAMES. V. MAZZO
James V. Mazzo
President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: March 10, 2004	By /s/ RICHARD A. MEIER
Richard A. Meier
Executive Vice President of Operations and
Finance and
Chief Financial Officer
(Principal Financial Officer)

Date: March 10, 2004	By /s/ ROBERT F. GALLAGHER
Robert F. Gallagher
Vice President and Controller
(Principal Accounting Officer)

Date: March 10, 2004	By /s/ WILLIAM R. GRANT
William R. Grant,
Chairman of the Board

Date: March 10, 2004	By /s/ CHRISTOPHER G. CHAVEZ
Christopher G. Chavez, Director

Date: March 5, 2004	By /s/ WILLIAM J. LINK, PH.D.
William J. Link, Ph.D., Director

Date: March 10, 2004	By /s/ MICHAEL A. MUSSALLEM
Michael A. Mussallem, Director

Date: March 10, 2004	By /s/ DEBORAH J. NEFF
Deborah J. Neff, Director

Date: March 10, 2004	By /s/ JAMES O. ROLLANS
James O. Rollans, Director

Exhibits and Financial Statement Schedules

(a) Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 3.1 of Advanced Medical Optics, Inc.’s Form 10).

3.2	Amended and Restated Bylaws of Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 3.2 of Advanced Medical Optics, Inc.’s Form 10).

4.1	Indenture, dated as of June 20, 2002, by and among Advanced Medical Optics, Inc., as issuer, AMO Holdings, LLC and Allergan, Inc., as guarantors, and The Bank of New York, as trustee, including form of Note (incorporated by reference to Exhibit 4.1 of Advanced Medical Optics, Inc.’s Form S-4 Registration Statement filed August 8, 2002).

4.2	Registration Rights Agreement, dated as of June 20, 2002, by and among Advanced Medical Optics, Inc., as issuer, AMO Holdings, LLC, as guarantor and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC, as representatives of the initial purchasers named therein (incorporated by reference to Exhibit 4.4 of Advanced Medical Optics, Inc’s Form S-4 Registration Statement filed August 8, 2002).

4.3	Indenture, dated as of June 24, 2003, among Advanced Medical Optics, Inc., AMO Holdings, LLC and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 99.1 of Advanced Medical Optics, Inc.’s Current Report on Form 8-K filed June 26, 2003).

4.4	Registration Rights Agreement, dated as of June 24, 2003, among Advanced Medical Optics, Inc., AMO Holdings, LLC and Morgan Stanley & Co. Incorporated and Banc of America Securities LLC, on behalf of the Initial Purchasers named therein (incorporated by reference to Exhibit 99.2 of Advanced Medical Optics, Inc.’s Current Report on Form 8-K filed June 26, 2003).

10.1	Contribution and Distribution Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.1 of Advanced Medical Optics, Inc’s Form S-4 Registration Statement filed August 8, 2002).

10.2	Transitional Services Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.2 of Advanced Medical Optics, Inc’s Form S-4 Registration Statement filed August 8, 2002).

10.3	Employee Matters Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.3 of Advanced Medical Optics, Inc’s Form S-4 Registration Statement filed August 8, 2002).

10.4	Tax Sharing Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.4 of Advanced Medical Optics, Inc’s Form S-4 Registration Statement filed August 8, 2002).

Exhibit No.	Description of Exhibit

10.5	Employment Agreement, dated as of January 18, 2002, by and between Advanced Medical Optics, Inc. and James Mazzo (incorporated by reference to Exhibit 10.8 of Advanced Medical Optics, Inc.’s Form 10).*

10.6(a)	Form of Employment Agreement between Advanced Medical Optics, Inc. and those parties identified on Exhibit 10.6(b) (incorporated by reference to Exhibit 10.9(a) of Advanced Medical Optics, Inc.’s Form 10).*

10.6(b)	Schedule of parties to the Employment Agreement filed as Exhibit 10.6(a) (incorporated by reference to Exhibit 10.6(b) of Advanced Medical Optics, Inc’s Form S-4 Registration Statement filed August 8, 2002).*

10.6(c)	Employment Agreement, dated as of June 28, 2002, by and between Advanced Medical Optics, Inc. and Holger Heidrich (incorporated by reference to Exhibit 10.20 of Advanced Medical Optics, Inc.’s Form S-4 Registration Statement filed August 8, 2002).*

10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 of Advanced Medical Optics, Inc’s Form S-4 Registration Statement filed August 8, 2002).*

10.8(a)	Advanced Medical Optics, Inc. 2002 Bonus Plan (incorporated by reference to Exhibit 10.8 of Advanced Medical Optics, Inc’s Form S-4 Registration Statement filed August 8, 2002).*

10.8(b)	First Amendment to Advanced Medical Optics, Inc. 2002 Bonus Plan (incorporated by reference to Exhibit 10.1 of Advanced Medical Optics, Inc’s Quarterly Report on Form 10-Q filed November 8, 2002).*

10.9	Manufacturing Agreement, dated as of June 30, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.9 of Advanced Medical Optics, Inc’s Form S-4 Registration Statement filed August 8, 2002).

10.10(a)	Advanced Medical Optics, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.1 of Advanced Medical Optics, Inc.’s Form S-8 filed on June 21, 2002).*

10.10(b)	First Amendment to Advanced Medical Optics, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.10(b) of Advanced Medical Optics, Inc.’s Annual Report on Form 10-K filed March 14, 2003).*

10.10(c)	Second Amendment to Advanced Medical Optics, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.3 of Advanced Medical Optics, Inc.’s Quarterly Report on Form 10-Q filed November 6, 2003)*

10.11	Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Advanced Medical Optics, Inc.’s Form S-8 filed on June 21, 2002).*

10.12	Advanced Medical Optics, Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of Advanced Medical Optics, Inc.’s Form S-8 filed on June 21, 2002).*

Exhibit No.	Description of Exhibit

10.13	Advanced Medical Optics, Inc. International Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of Advanced Medical Optics, Inc.’s Form S-8 filed on June 21, 2002).*

10.14(a)	Advanced Medical Optics, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of Advanced Medical Optics, Inc.’s Form S-8 filed on June 21, 2002).*

10.14(b)	First Amendment to Advanced Medical Optics, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 of Advanced Medical Optics, Inc.’s Quarterly Report on Form 10-Q filed November 6, 2003).*

10.15	Consent to Sublease and Second Amendment to Lease, dated as of May 24, 2002, by and among Andrew Place Two LLC, as landlord, Ingram Micro, Inc., as tenant and Advanced Medical Optics, Inc., as subtenant (incorporated by reference to Exhibit 10.5 of Advanced Medical Optics, Inc.’s Form 10-Q for the quarter ended March 29, 2002).

10.16	Sublease Agreement, dated as of May 24, 2002, by and between Advanced Medical Optics, Inc. and Ingram Micro, Inc. for the premises located at 1700 East St. Andrew Place, Santa Ana, California 92705 (incorporated by reference to Exhibit 10.6 of Advanced Medical Optics, Inc.’s Form 10-Q for the quarter ended March 29, 2002).

10.17	Manufacture and Supply Agreement, dated as of May 28, 1999, by and between Allergan Sales, Inc. and Carl Zeiss, Inc. on behalf of Humphrey System Divisions (incorporated by reference to Exhibit 10.10(a) of Advanced Medical Optics, Inc.’s Form 10).

10.18	First Amendment to Manufacture and Supply Agreement, dated as of March 1, 2000, by and between Allergan Sales, Inc. and Carl Zeiss, Inc. on behalf of Humphrey System Divisions (incorporated by reference to Exhibit 10.10(b) of Advanced Medical Optics, Inc.’s Form 10).

10.19	Second Amendment to Manufacture and Supply Agreement by and between Allergan Sales, Inc. and Carl Zeiss Ophthalmic Systems, Inc. (incorporated by reference to Exhibit 10.19 of Advanced Medical Optics, Inc.’s Annual Report on Form 10-K filed March 14, 2003).

10.20	$135,000,000 Credit Agreement, dated June 21, 2002, among Advanced Medical Optics, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, ABN AMRO Bank N.V., Bank of America, N.A. and other lenders party thereto (incorporated by reference to Exhibit 10.19 of Advanced Medical Optics, Inc’s Form S-4 Registration Statement filed August 8, 2002).

10.21	Amendment No. 1 to the $135,000,000 Credit Agreement, dated December 19, 2002, among Advanced Medical Optics, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, ABN AMRO Bank N.V., Bank of America, N.A. and other lenders party thereto (incorporated by reference to Exhibit 10.21 of Advanced Medical Optics, Inc.’s Annual Report on Form 10-K filed March 14, 2003).

Exhibit No.	Description of Exhibit

10.22	Information Technology Services Agreement, dated August 23, 2002, by and between Advanced Medical Optics, Inc. and Siemens Business Services, Inc. (incorporated by reference to Exhibit 10.2 of Advanced Medical Optics, Inc’s Quarterly Report on Form 10-Q filed November 8, 2002).

10.23	Amended and Restated Credit Agreement, dated June 17, 2003, by and among AMO, General Electric Capital Corporation (“General Electric”), as Syndication Agent, Bank One, N.A., as Documentation Agent, Bank of America N.A., as Administrative Agent, Foreign Currency Fronting Lender and LLC Issuer, Banc of America Securities LLC (‘BAS”), as Sole-Bookrunner and BAS and General Electric as Co-Lead Arrangers (incorporated by reference to Exhibit 99.2 of AMO’s Current Report on Form 8-K filed June 19, 2003).

10.24	Amendment No. 1 and Waiver to Amended and Restated Credit Facility, dated July 18, 2003 (incorporated by reference to Exhibit 10.1 of Advanced Medical Optics Inc.’s Quarterly Report on Form 10-Q filed August 5, 2003).

10.25	Amendment No. 2 to Amended and Restated Credit Agreement, dated September 19, 2003 (incorporated by reference to Exhibit 10.1 of Advanced Medical Optics, Inc.’s Quarterly Report on Form 10-Q filed November 6, 2003).

10.26	Asset Purchase Agreement, dated July 17, 2003, by and between AMO Manufacturing Spain, S.L. and Alcon Cusi, S.A. (incorporated by reference to Exhibit 10.2 of Advanced Medical Optics, Inc.’s Quarterly Report on Form 10-Q filed August 5, 2003).

10.27(a)	Term Loan Facility Agreement, dated September 24, 2003, by and among AMO Japan, K.K. as Borrower, Advanced Medical Optics, Inc., as Guarantor, Bank of America N.A., Tokyo Branch, as Lender and Agent and the Lenders named therein (incorporated by reference to Exhibit 10.2 of Advanced Medical Optics, Inc.’s Quarterly Report on Form 10-Q filed November 6, 2003).

10.27(b)	Agreement to Amend Term Loan Facility Agreement, dated February 27, 2004.

10.28	Manufacturing and Supply Agreement, dated November 10, 2003, by and between Advanced Medical Optics, Inc. and Nicholas Piramal India Limited (confidential portions have been omitted and filed separately with the Commission).

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of KPMG LLP.

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard A. Meier pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit

32.1	Certification of James V. Mazzo and Richard A. Meier pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Management	contract or compensatory plan or arrangement.

SCHEDULE II

ADVANCED MEDICAL OPTICS, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

(IN MILLIONS)

Allowance For Doubtful Accounts	Balance at Beginning of Year	Additions(a)	Deductions(b)	Balance at End of Year
2003	$5.5	$3.1	$ —	$8.6
2002	$2.5	$3.5	$(0.5)	$5.5
2001	$2.7	$0.8	$(1.0)	$2.5

(a)	Provision charged to earnings.

(b)	Accounts written off.