Form 10-Q
period 2004-03-26
ADVANCED MEDICAL OPTICS INC
filed 2004-05-03
CIK 1168335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

COMMISSION FILE NUMBER 001-31257

ADVANCED MEDICAL OPTICS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0986820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 E. St. Andrew Place Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 714/247-8200

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of April 23, 2004, there were 29,488,790 shares of common stock outstanding.

ADVANCED MEDICAL OPTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 26, 2004

PART I - FINANCIAL INFORMATION

Advanced Medical Optics, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	March 26, 2004	March 28, 2003
Net sales	$150,307	$131,176
Cost of sales	59,672	50,020

Gross profit	90,635	81,156

Selling, general and administrative	71,139	67,608
Research and development	9,017	8,784

Operating income	10,479	4,764

Non-operating expense (income)
Interest expense	3,743	4,851
Unrealized (gain) loss on derivative instruments	(276)	301
Other, net	(405)	(236)

	3,062	4,916

Earnings (loss) before income taxes	7,417	(152)
Provision (benefit) for income taxes	2,670	(59)

Net earnings (loss)	$4,747	$(93)

Net earnings (loss) per share:
Basic	$0.16	$(0.00)
Diluted	$0.15	$(0.00)

Weighted average number of shares outstanding:
Basic	29,420	28,749
Diluted	31,139	28,749

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 26, 2004	December 31, 2003
ASSETS
Current assets
Cash and equivalents	$47,178	$46,104
Trade receivables, net	133,927	130,423
Inventories	40,346	41,596
Other current assets	34,036	34,369

Total current assets	255,487	252,492
Property, plant and equipment, net	68,326	68,136
Other assets	34,997	34,635
Goodwill and intangibles, net	106,411	106,082

Total assets	$465,221	$461,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$2,358	$2,328
Accounts payable	43,954	35,605
Accrued compensation	16,331	24,507
Other accrued expenses	52,764	52,861

Total current liabilities	115,407	115,301
Long-term debt, net of current portion	232,599	233,611
Other liabilities	19,645	19,241
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 120,000,000 shares; issued 29,481,956 and 29,378,599 shares	295	294
Additional paid-in capital	55,645	54,064
Retained earnings	29,728	24,981
Accumulated other comprehensive income	11,925	13,868
Less treasury stock, at cost (1,379 and 997 shares)	(23)	(15)

Total stockholders’ equity	97,570	93,192

Total liabilities and stockholders’ equity	$465,221	$461,345

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 26, 2004	March 28, 2003
Cash flows from operating activities:
Net earnings (loss)	$4,747	$(93)
Non cash items included in net earnings (loss):
Amortization of original issue discount and debt issuance costs	553	449
Amortization of realized gain on interest rate swaps	(133)	(184)
Depreciation and amortization	3,692	3,891
Loss on investments and assets	255	260
Unrealized (gain) loss on derivatives	(276)	301
Expense of compensation plan	38	—
Changes in assets and liabilities:
Trade receivables, net	(4,441)	2,519
Inventories	1,272	56
Other current assets	828	4,161
Accounts payable	5,962	(2,143)
Accrued expenses and other liabilities	(8,162)	(5,972)
Other non-current assets	(396)	(472)

Net cash provided by operating activities	3,939	2,773

Cash flows from investing activities:
Additions to property, plant and equipment	(3,120)	(1,753)
Additions to capitalized internal-use software	(76)	(31)
Additions to demonstration and bundled equipment	(1,685)	(1,607)

Net cash used in investing activities	(4,881)	(3,391)

Cash flows from financing activities:
Repayment of long-term debt	(1,179)	(25,000)
Proceeds from issuance of common stock	1,070	641
Purchase of treasury stock	(8)	(105)

Net cash used in financing activities	(117)	(24,464)
Effect of exchange rates on cash and equivalents	2,133	175

Net increase (decrease) in cash and equivalents	1,074	(24,907)
Cash and equivalents at beginning of period	46,104	80,578

Cash and equivalents at end of period	$47,178	$55,671

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$3,651	$10,905

Income taxes	$2,340	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited consolidated financial statements of Advanced Medical Optics, Inc. (the Company) for the year ended December 31, 2003. The results of operations for the three months ended March 26, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

All material intercompany balances have been eliminated.

Certain reclassifications of prior year amounts have been made to conform with current year presentation.

Stock-Based Compensation

The Company measures stock-based compensation for option grants to employees and members of the board of directors using the intrinsic value method.

Had compensation expense for the Company’s stock options and employee stock purchase plans been recognized based upon the fair value of awards granted, the Company’s net earnings (loss) would have been decreased (increased) to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended March 26, 2004	Three Months Ended March 28, 2003
Net earnings (loss):
As reported	$4,747	$(93)
Stock-based compensation expense included in reported net earnings, net of tax	25	—
Stock-based compensation expense determined under fair value based method, net of tax	(913)	(1,381)

Pro forma	$3,859	$(1,474)

Earnings (loss) per share:
As reported:
Basic	$0.16	$(0.00)

Diluted	$0.15	$(0.00)

Pro forma :
Basic	$0.13	$(0.05)

Diluted	$0.12	$(0.05)

These pro forma effects are not indicative of future amounts. The Company expects to grant additional awards in the future.

Note 2: Composition of Certain Financial Statement Captions

The components of inventories were as follows:

(In thousands)	March 26, 2004	December 31, 2003
Finished goods, including inventory on consignment with customers of $6,286 and $6,696 in 2004 and 2003, respectively	$35,154	$37,255
Work in process	1,310	1,056
Raw materials	3,882	3,285

	$40,346	$41,596

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The components of amortizable intangibles and goodwill were as follows:

Intangibles

	March 26, 2004		December 31, 2003
(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized Intangible Assets:
Licensing	$3,940	$(3,940)	$3,940	$(3,940)
Trademarks	572	(232)	572	(203)

	$4,512	$(4,172)	$4,512	$(4,143)

Amortization expense of intangible assets for the three months ended March 26, 2004 and March 28, 2003 was immaterial.

Goodwill

(In thousands)	March 26, 2004	December 31, 2003
Goodwill:
United States	$12,783	$12,783
Japan	28,502	28,144
Manufacturing operations	64,786	64,786

	$106,071	$105,713

There was no activity related to goodwill during the three months ended March 26, 2004, except for the impact of foreign currency fluctuations.

Note 3: Debt, Interest Rate Swap Agreements and Guarantor Subsidiaries

At March 26, 2004, an aggregate principal amount of $70.0 million of 9¼% senior subordinated notes due July 15, 2010 (Senior Subordinated Notes) and an aggregate principal amount of $140.0 million of 3½% convertible senior subordinated notes due April 15, 2023 (Notes) were outstanding. The Notes may be converted, at the option of the holders, on or prior to the final maturity date under certain circumstances, none of which had occurred as of March 26, 2004.

At March 26, 2004, the Company had a balance of $22.4 million outstanding on its Japan term loan facility and did not have any borrowings outstanding under its senior credit facility. Approximately $9.8 million of the senior credit facility has been reserved to support letters of credit issued on the Company’s behalf.

The senior credit facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and interest coverage ratios. Certain covenants under the senior credit facility and the indenture relating to the Senior Subordinated Notes also limit the incurrence of additional indebtedness. The senior credit facility prohibits dividend payments. The Company was in compliance with these covenants at March 26, 2004.

The aggregate maturities of total long-term debt as of March 26, 2004 are as follows: $1.2 million in 2004; $2.4 million in 2005; $18.8 million in 2006; zero in 2007 and 2008; and $210.0 million after 2008.

In 2003 and 2002, the Company realized the value of certain interest rate swaps qualifying as fair value hedges. At March 26, 2004, the unamortized realized gain on these interest rate swaps was $3.3 million. The unamortized gain is recorded as an adjustment to the carrying amount of the Senior Subordinated Notes as a premium and is amortized over the remaining life of the Senior Subordinated Notes.

At March 26, 2004, the Company did not have any interest rate swap agreements outstanding.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In connection with the issuance of the Senior Subordinated Notes, one of the Company’s subsidiaries (the Guarantor Subsidiary) jointly, fully, severally and unconditionally guaranteed such Senior Subordinated Notes. Pursuant to the Securities and Exchange Commission regulations, certain condensed financial information about the Parent, Guarantor Subsidiary and Non-Guarantor Subsidiaries is required to be disclosed. The following provides this required financial information.

Condensed Consolidating Statement of Operations – Quarter ended March 26, 2004 (in thousands)	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$46,876	—	143,771	(40,340)	$150,307
Operating costs and expenses:
Cost of sales	24,377	—	66,632	(31,337)	59,672
Selling, general and administrative	22,878	—	48,261	—	71,139
Research and development	7,495	—	1,522	—	9,017

Operating income (loss)	(7,874)	—	27,356	(9,003)	10,479
Non-operating income (expense)	238	—	(1,010)	(2,290)	(3,062)

Earnings (loss) before income taxes	(7,636)	—	26,346	(11,293)	7,417
Provision (benefit) for income taxes	(2,749)	—	9,485	(4,066)	2,670

Net earnings (loss)	$(4,887)	—	16,861	(7,227)	$4,747

Condensed Consolidating Statement of Operations – Quarter ended March 28, 2003 (in thousands)	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$43,918	—	126,327	(39,069)	$131,176
Operating costs and expenses:
Cost of sales	20,982	—	57,916	(28,878)	50,020
Selling, general and administrative	23,396	—	44,213	(1)	67,608
Research and development	7,753	—	1,031	—	8,784

Operating income (loss)	(8,213)	—	23,167	(10,190)	4,764
Non-operating income (expense)	13,380	—	14,214	(32,510)	(4,916)

Earnings (loss) before income taxes	5,167	—	37,381	(42,700)	(152)
Provision (benefit) for income taxes	(100)	—	395	(354)	(59)

Net earnings (loss)	$5,267	—	36,986	(42,346)	$(93)

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Balance Sheet – March 26, 2004 (in thousands)	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and equivalents	$1,540	—	45,638	—	$47,178
Trade receivables, net	19,280	—	114,647	—	133,927
Inventories	15,161	—	25,185	—	40,346
Other current assets	20,873	—	13,163	—	34,036

Total current assets	56,854	—	198,633	—	255,487
Property, plant and equipment, net	14,831	—	53,495	—	68,326
Other assets	216,923	200,614	229,137	(611,677)	34,997
Goodwill and intangibles, net	13,111	—	130,342	(37,042)	106,411

Total assets	$301,719	200,614	611,607	(648,719)	$465,221

Liabilities and stockholders’ equity:
Current portion of long-term debt	$—	—	2,358	—	$2,358
Accounts payable and accrued expenses	(19,822)	—	124,875	7,996	113,049

Total current liabilities	(19,822)	—	127,233	7,996	115,407
Long-term debt, net of current portion	212,554	—	20,045	—	232,599
Other liabilities	11,417	—	8,228	—	19,645

Total liabilities	204,149	—	155,506	7,996	367,651
Total stockholders’ equity	97,570	200,614	456,101	(656,715)	97,570

Total liabilities and stockholders’ equity	$301,719	200,614	611,607	(648,719)	$465,221

Condensed Consolidating Balance Sheet – December 31, 2003 (in thousands)	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and equivalents	$1,743	—	44,361	—	$46,104
Trade receivables, net	17,574	—	112,849	—	130,423
Inventories	16,410	—	25,186	—	41,596
Other current assets	21,598	—	12,771	—	34,369

Total current assets	57,325	—	195,167	—	252,492
Property, plant and equipment, net	13,732	—	54,404	—	68,136
Other assets	204,147	200,614	226,709	(596,835)	34,635
Goodwill and intangibles, net	13,111	—	130,712	(37,741)	106,082

Total assets	$288,315	200,614	606,992	(634,576)	$461,345

Liabilities and stockholders’ equity:
Current portion of long-term debt	$—	—	2,328	—	$2,328
Accounts payable and accrued expenses	(28,757)	—	90,196	51,534	112,973

Total current liabilities	(28,757)	—	92,524	51,534	115,301
Long-term debt, net of current portion	212,656	—	20,955	—	233,611
Other liabilities	11,224	—	8,017	—	19,241

Total liabilities	195,123	—	121,496	51,534	368,153
Total stockholders’ equity	93,192	200,614	485,496	(686,110)	93,192

Total liabilities and stockholders’ equity	$288,315	200,614	606,992	(634,576)	$461,345

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Statement of Cash Flows - Quarter ended March 26, 2004 (in thousands)	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(15,212)	—	19,151	$3,939

Cash flows from investing activities:
Additions to property, plant and equipment	(1,561)	—	(1,559)	(3,120)
Additions to capitalized internal-use software	—	—	(76)	(76)
Additions to demonstration and bundled equipment	(399)	—	(1,286)	(1,685)

Net cash used in investing activities	(1,960)	—	(2,921)	(4,881)

Cash flows from financing activities:
Net intercompany borrowings (repayments)	15,907	—	(15,907)	—
Repayment of long-term debt	—	—	(1,179)	(1,179)
Proceeds from issuance of common stock	1,070	—	—	1,070
Purchase of treasury stock	(8)	—	—	(8)

Net cash provided by (used in) financing activities	16,969	—	(17,086)	(117)
Effect of exchange rates on cash and equivalents	—	—	2,133	2,133

Net increase (decrease) in cash and equivalents	(203)	—	1,277	1,074
Cash and equivalents at beginning of period	1,743	—	44,361	46,104

Cash and equivalents at end of period	$1,540	—	45,638	$47,178

Condensed Consolidating Statement of Cash Flows – Quarter ended March 28, 2003 (in thousands)	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$1,852	—	921	$2,773

Cash flows from investing activities:
Additions to property, plant and equipment	(660)	—	(1,093)	(1,753)
Additions to capitalized internal-use software	—	—	(31)	(31)
Additions to demonstration and bundled equipment	(808)	—	(799)	(1,607)

Net cash used in investing activities	(1,468)	—	(1,923)	(3,391)

Cash flows from financing activities:
Net intercompany borrowings (repayments)	28,156	—	(28,156)	—
Repayment of long-term debt	(25,000)	—	—	(25,000)
Proceeds from issuance of common stock	641	—	—	641
Purchase of treasury stock	(105)	—	—	(105)

Net cash provided by (used in) financing activities	3,692	—	(28,156)	(24,464)
Effect of exchange rates on cash and equivalents	—	—	175	175

Net increase (decrease) in cash and equivalents	4,076	—	(28,983)	(24,907)
Cash and equivalents at beginning of period	5,388	—	75,190	80,578

Cash and equivalents at end of period	$9,464	—	46,207	$55,671

Note 4: Arrangements with Allergan

Prior to the June 29, 2002 spin-off from Allergan, Inc. (Allergan), the Company entered into several agreements with Allergan in connection with, among other things, transitional services, employee matters, manufacturing and tax sharing. These agreements generally require the Company to indefinitely indemnify Allergan from liabilities related to the business contributed to AMO. The transitional services agreement set forth charges generally intended to allow Allergan to fully recover the allocated costs of providing certain services, plus all out-of-pocket expenses, except that AMO paid to Allergan a commission related to AMO products that were sold by Allergan during the transition period. The Company recovered costs from Allergan in a similar manner for services provided by AMO. All transitional services with the exception of limited facility leases terminated in June 2003.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Under the manufacturing agreement, Allergan manufactures certain eye care products and VITRAX® viscoelastics for a period of up to three years from the date of the spin-off. The Company purchases these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. During the three months ended March 26, 2004 and March 28, 2003, the Company purchased $19.4 million and $18.6 million, respectively, of product from Allergan. On an annual basis, a pricing “true up” calculation is to be performed during the first calendar quarter. This “true up” calculation is based upon the actual volume of products shipped by Allergan to AMO during the preceding year versus the forecasted volume submitted by AMO that was used to calculate the invoiced prices. During the year, the Company periodically reviews the volume of purchases and accrues for estimated shortfalls, if any.

The following table summarizes the charges from Allergan for the above-mentioned transitional services (in thousands):

	Three Months Ended March 26, 2004	Three Months Ended March 28, 2003
Selling, general and administrative expenses, net of $297 and $296 charged to Allergan	$(208)	$1,182

Research and development	92	204

Manufacturing “true up” payment (receipt)	233	(629)

Note 5: Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by adjusting weighted average outstanding shares, assuming the conversion of all potentially dilutive stock options and awards.

The following represents a reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended March 26, 2004	Three Months Ended March 28, 2003
Net earnings (loss)	$4,747	$(93)

Basic shares outstanding	29,420	28,749
Dilutive effective of stock options and awards	1,719	—

Diluted shares outstanding	31,139	28,749

Basic earnings (loss) per share	$0.16	$(0.00)

Diluted earnings (loss) per share	$0.15	$(0.00)

The effect of approximately 6.8 million common shares related to the assumed conversion of the Notes has been excluded from the computation of diluted earnings per share for the three months ended March 26, 2004 because none of the conditions that would permit conversion had been satisfied. In addition, options to purchase 4.9 million shares of common stock have been excluded from the computation of diluted earnings per share for the three months ended March 28, 2003 as the effect would be anti-dilutive.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 6: Other Comprehensive Income

The following table summarizes components of comprehensive income (in thousands):

	Three Months Ended
	March 26, 2004			March 28, 2003
	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount
Unrealized loss on derivatives	$—	$—	$—	$(102)	$40	$(62)
Foreign currency translation adjustments	(3,036)	1,093	(1,943)	3,423	(1,335)	2,088

Net earnings (loss)			4,747			(93)

Total comprehensive income			$2,804			$1,933

Note 7: Business Segment Information

Effective January 1, 2004, the Company organized its operations into four geographic operating segments or regions: the Americas, which is comprised of North and South America, Europe/Africa/Middle East, Japan and Asia Pacific (excluding Japan, but including Australia and New Zealand). Previously, Europe/Africa/Middle East and Asia Pacific were combined into one geographic region. Prior period property, plant and equipment, net sales and operating income (loss) have been reclassified to reflect the four operating segments.

The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 25.6% and 26.5% of total net sales in the quarters ended March 26, 2004 and March 28, 2003, respectively. Additionally, sales in Japan represented 24.5% and 26.5% of total net sales in the quarters ended March 26, 2004 and March 28, 2003, respectively. No other country, or single customer, generated over 10% of total net sales.

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

Geographic Operating Segments

	Property, Plant and Equipment
(In thousands)	March 26, 2004	December 31, 2003

United States	$14,831	$13,732
Europe/Africa/Middle East	3,211	3,457
Japan	1,777	1,930
Asia Pacific	550	652
Other	82	96

Segments total	20,451	19,867
Manufacturing operations	47,875	48,269

Total	$68,326	$68,136

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Geographic Operating Segments (continued)

	Net Sales		Operating Income (Loss)
(In thousands)	1st Qtr. 2004	1st Qtr. 2003	1st Qtr. 2004	1st Qtr. 2003
United States	$38,479	$34,730	$8,868	$6,257
Europe/Africa/Middle East	54,909	46,771	11,735	8,492
Japan	36,888	34,782	11,135	8,744
Asia Pacific	13,217	9,137	1,255	118
Other	6,814	5,756	684	401

Segments total	150,307	131,176	33,677	24,012

Manufacturing operations	—	—	734	7,458
Research and development	—	—	(9,017)	(8,784)
Elimination of inter-company profit	—	—	(5,004)	(9,308)
General corporate	—	—	(9,911)	(8,614)

Total	$150,307	$131,176	$10,479	$4,764

In each geographic segment, the Company markets products in two product lines: Ophthalmic Surgical and Eye Care. The Ophthalmic Surgical product line markets intraocular lenses, phacoemulsification equipment, viscoelastics, and other products related to cataract and refractive surgery. The Eye Care product line markets cleaning, storage, disinfection and rewetting products for the consumer contact lens market. The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for products in all geographic operating segments. There are no transfers between product lines.

Net Sales by Product Line

	Three Months Ended
(In thousands)	March 26, 2004	March 28, 2003
Ophthalmic Surgical	$78,265	$67,517
Eye Care	72,042	63,659

Total Net Sales	$150,307	$131,176

Note 8: Commitments and Contingencies

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

On January 28, 2004, Alcon Manufacturing, Ltd. filed a complaint against the Company and Allergan, Inc. in the U.S. District Court for the Northern District of Texas, Fort Worth Division, for infringement of U.S. Patent Nos. 4,832,685 and 4,935,005. Alcon alleged that the Company’s Prestige® and Sovereign® phacoemulsification systems and replacement cassettes infringe the patents. Alcon is seeking damages and a permanent injunction.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Company is involved in various litigation and claims arising in the normal course of business. Management believes that recovery or liability with respect to any other pending lawsuits or asserted claims will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 9: Pension Benefit Plans

The Company sponsors defined benefit pension plans in Japan and in certain European countries. Components of net periodic benefit cost under these plans were (in thousands):

	Three Months Ended
	March 26, 2004	March 28, 2003
Service cost	$457	$345
Interest cost	117	92
Expected return on plan assets	(50)	(28)
Amortization of transition amount	1	1
Amortization of prior service cost	16	15
Recognized net actuarial loss	9	5

Net periodic benefit cost	$550	$430

Note 10: Subsequent Event

On April 21, 2004, the Company entered into an agreement with Pfizer Inc. (Pfizer) to purchase Pfizer’s surgical ophthalmology business for $450 million in cash. The Company expects to acquire Pfizer’s ophthalmic surgical products and certain manufacturing and research and development facilities located in Uppsala, Sweden, Groningen, Netherlands and Bangalore, India. The products expected to be acquired include the Healon® line of viscoelastic products used in ocular surgery, the CeeOn® and Tecnis® intraocular lenses and the Baerveldt® glaucoma shunt. These assets generated sales of approximately $150 million in 2003.

The acquisition is expected to be financed with a combination of debt and equity. The transaction is expected to close in the summer of 2004, subject to the satisfaction of regulatory requirements and closing conditions set forth in the agreement.

Pfizer has recently confirmed to the Company that the Pfizer foreign subsidiaries and foreign assets the Company expects to acquire from Pfizer generated less than $50 million in U.S. sales in 2003. The U.S. assets the Company expects to acquire from Pfizer are less than $50 million and all subsidiaries and assets the Company expects to acquire from Pfizer collectively generated less than $50 million in U.S. sales in 2003. Accordingly, the Company has determined that it is not required to file notification and report forms pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with the Federal Trade Commission and United States Department of Justice in connection with the proposed transaction.

ADVANCED MEDICAL OPTICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH 26, 2004

The following discussion and analysis presents the factors that had a material effect on AMO’s cash flows and results of operations during the three months ended March 26, 2004, and the Company’s financial position at that date. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Certain Factors and Trends Affecting AMO and Its Businesses.” The following discussion should be read in conjunction with the 2003 Form 10-K and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

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

We have operations in approximately 20 countries, sell our products in approximately 60 countries and have organized our operations into four regions:

•	Americas (North and South America);

•	Europe, Africa and Middle East;

•	Japan; and

•	Asia Pacific (excluding Japan, but including Australia and New Zealand).

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

Under the manufacturing agreement, Allergan manufactures certain eye care products and VITRAX® viscoelastics for a period of up to three years from the date of the spin-off. We purchase these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. During the three months ended March 26, 2004 and March 28, 2003, we purchased $19.4 million and $18.6 million, respectively, of product from Allergan. On an annual basis, a pricing “true up” calculation is to be performed during the first calendar quarter. This “true up” calculation is based upon the actual volume of products shipped by Allergan to us during the preceding year versus the forecasted volume submitted by us that was used to calculate the invoiced prices. During the year, we periodically review the volume of purchases and accrue for estimated shortfalls, if any.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH 26, 2004

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

Impairment of Long-Lived Assets

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” whereby goodwill is no longer amortized, but instead is subject to a periodic impairment review. As our operations are comprised of four reporting units, we review the recoverability of our goodwill at the end of the second fiscal quarter of each year by comparing each reporting unit’s fair value to the net book value of its assets. If the book value of the reporting unit’s assets exceeds its fair value, the goodwill is written down to its implied fair value.

Additionally, we review the carrying amounts of goodwill and other intangibles whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based upon undiscounted estimated cash flows over the remaining amortization periods for other intangibles and fair value for goodwill, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. For the purposes of identifying and measuring impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

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

FOR THE QUARTER ENDED MARCH 26, 2004

CRITICAL ACCOUNTING POLICIES (continued)

Stock-Based Compensation

We measure stock-based compensation for option grants to employees and members of the board of directors using the intrinsic value method.

RESULTS OF OPERATIONS

Net sales. The following table compares net sales by product line for the three month periods ended March 26, 2004 and March 28, 2003:

	Three Months Ended
(In thousands)	March 26, 2004	March 28, 2003
Ophthalmic Surgical	$78,265	$67,517
Eye Care	72,042	63,659

Total Net Sales	$150,307	$131,176

U.S.	25.6%	26.5%
International (excluding U.S.)	74.4%	73.5%

Net sales increased $19.1 million, or 14.6%, to $150.3 million in the three months ended March 26, 2004 from $131.2 million in the three months ended March 28, 2003. The increase in net sales was the result of sales gains in both product lines and favorable foreign currency changes. Foreign currency fluctuations increased sales by $12.1 million, or 9.2%, as compared to average rates in effect in the prior year period.

Global sales of our ophthalmic surgical products increased $10.7 million, or 15.9%, in the three months ended March 26, 2004 as compared with the same period last year. In the United States, sales of our ophthalmic surgical products increased $1.9 million, or 7.9%, in the three months ended March 26, 2004 as compared with the same period last year, primarily due to increased sales related to the SOVEREIGN® franchise and increased sales of the SENSAR® and CLARIFLEX® intraocular lenses, both with the OPTIEDGE™ design. International sales of our ophthalmic surgical products increased $8.8 million, or 20.5%, in the three months ended March 26, 2004 as compared with the same period last year, primarily due to increases in sales of phacoemulsification equipment and the SENSAR® acrylic intraocular lens and favorable foreign currency changes. Foreign currency fluctuations increased ophthalmic surgical sales by $6.0 million, or 8.8%. We believe that global sales of ophthalmic surgical products will continue to grow due to increased sales of our SOVEREIGN® COMPACT™ with WHITESTAR™ phacoemulsification system and the SENSAR® and the CLARIFLEX® intraocular lenses, both with the OPTIEDGE™ design.

Global sales of our eye care products increased $8.4 million, or 13.2%, in the three months ended March 26, 2004 as compared with the same period last year. Sales of our eye care products in the United States increased $1.8 million, or 17.8%, in the three months ended March 26, 2004 as compared with the same period last year primarily due to an increase in sales of COMPLETE® branded products. International sales of our eye care products increased $6.6 million, or 12.3%, in the three months ended March 26, 2004 as compared with the same period last year primarily due to an increase in sales of COMPLETE® branded products and hydrogen peroxide-based products and favorable foreign currency changes. Foreign currency fluctuations increased eye care sales by $6.1 million, or 9.6%. We believe that global sales of eye care products will continue to grow due to increased sales of COMPLETE® branded products and continued sales growth in Europe and Japan. The market for eye care products is impacted by trends in the contact lens market such as advances in surgical procedures for vision correction and the growth of the market for daily and extended wear lenses. These trends could reduce demand for lens care products generally, which we may not be able to completely mitigate.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH 26, 2004

RESULTS OF OPERATIONS (continued)

Gross margin. Our gross margin was 60.3% of net sales in the three months ended March 26, 2004, a decrease of 1.6 percentage points from the comparable prior year period. The decrease in gross margin as a percent of net sales was primarily due to pre-production costs incurred at our manufacturing facility in Madrid, Spain, as well as expansion of our manufacturing facility in Hangzhou, China. During 2004, we expect our eye care product gross margin percentage to be unfavorably impacted by higher costs of product supplied by Allergan and the pre-production costs incurred at the Spain manufacturing facility.

Selling, general and administrative. Selling, general and administrative expenses were $71.1 million, or 47.3% of net sales, in the three months ended March 26, 2004 compared to $67.6 million, or 51.5% of net sales, in the three months ended March 28, 2003. The decrease in selling, general and administrative expenses as a percent of net sales in the three months ended March 26, 2004 as compared to the same period last year was primarily due to the higher net sales and better leveraging of our cost structure.

Research and development. Research and development expenses were $9.0 million, or 6.0% of net sales, in the three months ended March 26, 2004 compared to $8.8 million, or 6.7% of net sales, in the three months ended March 28, 2003. The increase in research and development dollars was primarily the result of an increase in spending for research efforts in the ophthalmic surgical business. As a result of our continued investment in research and development and other business development activities, we launched our new vitreal retinal system, AMO GEMINI™, and the ARRAY®II intraocular lens in Europe and expect to bring to market later this year our next generation microkeratome and an advanced formulation of our blink™ contact lens rewetter in the U.S. and Europe, a capsular tension ring in North America, the VERISYSE™ phakic intraocular lens for correction of myopia in the U.S. and enhancements to our phacoemulsification platform.

Non-operating expense. Non-operating expense was $3.1 million in the three months ended March 26, 2004 compared to $4.9 million in the three months ended March 28, 2003. Interest expense decreased $1.1 million in the three months ended March 26, 2004 as compared with the same period last year due to a lower average debt balance and a lower weighted average interest rate. Additionally, we recorded an unrealized gain on derivative instruments of $0.3 million in the three months ended March 26, 2004 compared to an unrealized loss of $0.3 million in the three months ended March 28, 2003. We record as “unrealized gain/loss on derivative instruments” the mark to market adjustments on the outstanding foreign currency options which we enter into as part of our overall risk management strategy to reduce the volatility of expected earnings in currencies other than the U.S. dollar.

Income taxes. The effective tax rate for the three months ended March 26, 2004 was 36.0% compared to the effective tax rate of 39.0% for the three months ended March 28, 2003 reflecting a more tax-advantaged capital structure, including realignment of sales, operations and supply chain functions. Our future effective income tax rate may vary depending on our mix of domestic and international taxable income or loss and the various tax and treasury methodologies that we implement, including our policy regarding repatriation of future accumulated foreign earnings.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH 26, 2004

LIQUIDITY AND CAPITAL RESOURCES

Management assesses our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms. As of March 26, 2004, we had cash and equivalents of $47.2 million.

Historically, we have generated cash from operations in excess of working capital requirements, and we expect to do so in the future. The net cash provided by operating activities was $3.9 million in the three months ended March 26, 2004 compared to $2.8 million in the three months ended March 28, 2003. Operating cash flow increased in the three months ended March 26, 2004 compared to the three months ended March 28, 2003 primarily as a result of higher net earnings, a decrease in inventories and an increase in accounts payable, partially offset by an increase in trade receivables and a decrease in accrued expenses and other liabilities. Cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, trade receivable collections, inventory management, and the timing of tax and other payments. In February 2004, we received approximately $4.7 million from Allergan. This payment ended a dispute between us and Allergan regarding the ownership of a certain value added tax receivable due from France. As part of the settlement with Allergan, we will be responsible for paying penalties and expenses associated with the receivable, which are expected to be less than $0.5 million. During 2004, we expect to increase eye care inventory levels in preparation for our transition away from Allergan as a supplier of certain eye care products, which will unfavorably impact operating cash flow.

Net cash used in investing activities was $4.9 million and $3.4 million in the three months ended March 26, 2004 and March 28, 2003, respectively. Expenditures for property, plant and equipment totaled $3.1 million and $1.8 million in the three months ended March 26, 2004 and March 28, 2003, respectively. The 2004 expenditures are primarily comprised of expansion of our manufacturing facilities and construction of research and development facilities at our leased headquarters. The 2003 expenditures are primarily comprised of improvements to our leased headquarters, expansion of manufacturing facilities and a variety of other projects designed to improve productivity. We expect to invest approximately $18.0 million to $20.0 million in property, plant and equipment in 2004. Expenditures for demonstration (demo) and bundled equipment, primarily phacoemulsification and microkeratome surgical equipment, were $1.7 million and $1.6 million in the three months ended March 26, 2004 and March 28, 2003, respectively. We maintain demo and bundled equipment to facilitate future sales of similar equipment and related products to our customers. We expect to invest approximately $6.0 million to $8.0 million in demo and bundled equipment in 2004. Expenditures for capitalized internal-use software were $0.1 million in the three months ended March 26, 2004. We expect to invest approximately $1.0 million to $2.0 million in capitalized internal-use software in 2004.

On April 21, 2004, we entered into an agreement with Pfizer Inc. (Pfizer) to purchase Pfizer’s surgical ophthalmology business for $450 million in cash. We expect to acquire Pfizer’s ophthalmic surgical products and certain manufacturing and research and development facilities located in Uppsala, Sweden, Groningen, Netherlands and Bangalore, India. The products expected to be acquired include the Healon® line of viscoelastic products used in ocular surgery, the CeeOn® and Tecnis® intraocular lenses and the Baerveldt® glaucoma shunt. These assets generated sales of approximately $150 million in 2003.

We expect to finance the acquisition with a combination of debt and equity. The transaction is expected to close in the summer of 2004, subject to the satisfaction of regulatory requirements and closing conditions set forth in the agreement. The Stock and Asset Purchase Agreement we entered into with Pfizer is filed as an exhibit to this Form 10-Q and is incorporated herein by reference. We can make no assurances that the closing requirements and conditions will be satisfied or that the transaction will close.

Pfizer has recently confirmed to us that the Pfizer foreign subsidiaries and foreign assets we expect to acquire from Pfizer generated less than $50 million in U.S. sales in 2003. The U.S. assets we expect to acquire from Pfizer are less than $50 million and all subsidiaries and assets we expect to acquire from Pfizer collectively generated less than $50 million in U.S. sales in 2003. Accordingly, we have determined that we are not required to file notification and report forms pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with the Federal Trade Commission and United States Department of Justice in connection with the proposed transaction.

Net cash used in financing activities was $0.1 million in the three months ended March 26, 2004, which was primarily comprised of $1.2 million of long-term debt repayments offset by $1.1 million from the sale of stock to employees. Net cash used in financing activities was $24.5 million in the three months ended March 28, 2003, which was primarily comprised of $25.0 million of long-term debt repayments.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH 26, 2004

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At March 26, 2004, approximately $9.8 million of the senior credit facility has been reserved to support letters of credit issued on our behalf with the remainder available for future borrowings.

The senior credit facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and interest coverage ratios. Certain covenants under the senior credit facility and the indenture relating to the senior subordinated notes also limit the incurrence of additional indebtedness. The senior credit facility prohibits cash dividend payments. We were in compliance with these covenants at March 26, 2004.

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

Foreign currency fluctuations. Approximately 74% of our revenues for the three months ended March 26, 2004 were derived from operations outside the United States and a significant portion of our cost structure is denominated in currencies other than the U.S. dollar. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

The impact of foreign currency fluctuations on sales was a $12.1 million and a $12.0 million increase for the three months ended March 26, 2004 and March 28, 2003, respectively.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH 26, 2004

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Contractual obligations. The following represents a list of our material contractual obligations and commitments as of March 26, 2004:

	Payments Due by Year
(In millions)	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt	$1.2	2.4	18.8	—	—	210.0	$232.4
Lease obligations	10.4	9.6	5.4	4.3	3.9	25.7	59.3
IT services	4.1	5.4	5.2	4.7	—	—	19.4
Purchase of Pfizer Inc. surgical ophthalmology business	450.0	—	—	—	—	—	450.0
Other purchase obligations, primarily purchases of inventory and capital equipment	50.4	0.4	—	—	—	—	50.8

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

Interest rate risk. Our $210.0 million of fixed rate debt is comprised solely of domestic borrowings and our $22.4 million of variable rate debt is comprised of borrowings in Japan. Thus, our interest expense will fluctuate with rate changes in the Japan.

In May 2003 and October 2002, we realized the value of certain interest rate swaps qualifying as fair value hedges. At March 26, 2004, the unamortized gain on these interest rate swaps was $3.3 million. The unamortized gain is recorded as an adjustment to the carrying amount of the senior subordinated notes as a premium and is amortized over the remaining life of the notes.

At March 26, 2004, we did not have any interest rate swap agreements outstanding.

If interest rates in Japan were to increase or decrease by 1.0% for the year, annual interest expense would increase or decrease by approximately $224,000.

The table below presents information about our debt obligations as of March 26, 2004:

	Maturing in						Total	Fair Market Value
	2004	2005	2006	2007	2008	Thereafter
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$70,000	$70,000	$76,111
Weighted Average Interest Rate						9.25%	9.25%
Fixed Rate	$—	$—	$—	$—	$—	$140,000	$140,000	$187,338
Weighted Average Interest Rate						3.50%	3.50%
Variable Rate	$1,179	$2,358	$18,866	$—	$—	$—	$22,403	$22,403
Weighted Average Interest Rate	3.09%	3.09%	3.09%	—	—	—	3.09%
Total Debt Obligations	$1,179	$2,358	$18,866	$—	$—	$210,000	$232,403	$285,852
Weighted Average Interest Rate	3.09%	3.09%	3.09%	—	—	5.42%	5.19%

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

We may enter into foreign exchange option and forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business operations. Accordingly, we enter into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We enter into foreign exchange option contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year.

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

At March 26, 2004, the aggregate notional amounts and strike amounts of our outstanding yen and euro currency option contracts were $55.8 million and 120.13 and $39.2 million and 1.09, respectively. The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The fair value of these foreign currency option contracts was $0.3 million at March 26, 2004. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of March 26, 2004. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

NEW ACCOUNTING STANDARDS

In March 2004, the Emerging Issues Task Force finalized it consensus on EITF Issue 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (EITF 03-6). EITF 03-6 clarifies what constitutes a participating security and requires the use of the two-class method for computing basic earnings per share when participating convertible securities exist. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. We are currently analyzing the impact of adoption of EITF 03-6 on our consolidated financial statements.

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES

Certain statements we made in this report and in other reports and statements released by us constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as comments which express our opinions about trends and factors which may impact future operating results. Disclosures that use words such as we “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by us about our businesses including, without limitation, the factors discussed below:

•	WE HAVE A SIGNIFICANT AMOUNT OF DEBT WHICH CONTAINS COVENANTS THAT MAY LIMIT OUR ACTIVITIES. This level of debt could limit cash flows available for working capital, capital expenditures, acquisitions and other corporate purposes, could limit our ability to obtain additional financing and could limit our flexibility to react to competitive or other changes in our industry, and to economic conditions generally. Our ability to comply with loan covenants and to repay or refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

•	WE MAY BE REQUIRED TO SATISFY CERTAIN INDEMNIFICATION OBLIGATIONS TO ALLERGAN, OR MAY NOT BE ABLE TO COLLECT ON INDEMNIFICATION RIGHTS FROM ALLERGAN. Under the terms of the contribution and distribution agreement, we and Allergan have each agreed to indemnify each other from and after the spin-off with respect to the indebtedness, liabilities and obligations retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities, if required to do so, will depend upon the future financial strength of each of our companies. We cannot determine whether we will have to indemnify Allergan for any substantial obligations, and we do not have control over or clear visibility to the settlement of certain claims and lawsuits which require partial indemnification by us, such as employment-related claims. We also cannot assure you that if Allergan is obligated to indemnify us for any substantial obligations, Allergan will have the ability to satisfy those obligations.

•	WE MAY BE RESPONSIBLE FOR FEDERAL INCOME TAX LIABILITIES THAT RELATE TO THE DISTRIBUTION OF OUR COMMON STOCK BY ALLERGAN. Allergan has received a ruling from the Internal Revenue Service to the effect that the spin-off qualified as a tax-free transaction. If either we or Allergan breach representations to each other or to the Internal Revenue Service, or if we or Allergan take or fail to take, as the case may be, actions that result in the spin-off failing to meet the requirements of a tax-free spin-off pursuant to Section 355 of the Internal Revenue Code, the party in breach will indemnify the other party for any and all resulting taxes. If we were required to pay any of the potential taxes described above, the payment would have a material adverse effect on our financial position.

•	WE FACE INTENSE COMPETITION AND OUR FAILURE TO COMPETE EFFECTIVELY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS. The markets for our ophthalmic surgical device and eye care products are intensely competitive and are subject to rapid and significant technological change. Many of our competitors have substantially more resources and a greater marketing scale than we do. If we are unable to develop and produce or market our products to effectively compete against our competitors, our operating results will materially suffer.

•	OUR BUSINESS IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION. Compliance with these regulations is expensive and time-consuming; and, if we fail to comply, we may be subject to fines, injunctions and penalties that could harm our business. Failure to obtain regulatory clearance or approvals of new products we develop, any limitations imposed by regulatory agencies on the use of new products or the costs of obtaining regulatory clearance or approvals could have a material adverse effect on our business, financial condition and results of operations. In addition, if we or our subcontractors fail to comply with applicable manufacturing regulations, our business could be harmed. Health care initiatives and other cost-containment pressures could cause us to sell our products at lower prices, resulting in less revenue to us.

Advanced Medical Optics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (continued)

•	WE COULD EXPERIENCE LOSSES DUE TO PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS OR CORRECTIONS. We have in the past been, and continue to be, subject to recalls and product liability claims. We have assumed the defense of any litigation involving claims related to our business and will indemnify Allergan for all related losses, costs and expenses. As part of our risk management policy, we have obtained third-party product liability insurance coverage. Product liability claims against us may exceed the coverage limits of our insurance policies or cause us to record a self-insured loss. Even if any product liability loss is covered by an insurance policy, these policies have substantial retentions or deductibles that provide that we will not receive insurance proceeds until the losses incurred exceed the amount of those retentions or deductibles. To the extent that any losses are below these retentions or deductibles, we will be responsible for paying these losses. A product liability claim in excess of applicable insurance could have a material adverse effect on our reputation, business, financial position and results of operations.

•	WE CONDUCT A SIGNIFICANT AMOUNT OF OUR SALES AND OPERATIONS OUTSIDE OF THE UNITED STATES, WHICH SUBJECTS US TO ADDITIONAL BUSINESS RISKS, SUCH AS BUSINESS INTERRUPTION, INCREASED COSTS AND CURRENCY EXCHANGE RATE FLUCTUATIONS, WHICH MAY CAUSE OUR PROFITABILITY TO DECLINE. Our three manufacturing sites are located outside the continental United States, in Añasco, Puerto Rico, Madrid, Spain, and Hangzhou, China. In the first quarter of 2004 and in fiscal year 2003, we derived approximately $111.8 million, or 74% of our net sales, and $448.0 million, or 74% of our total net sales, respectively, from sales of our products outside of the United States. In addition, in the first quarter of 2004 and in fiscal year 2003 we derived approximately 25% and 27%, respectively, of our net sales in Japan. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including: unexpected changes in foreign regulatory requirements; differing local product preferences and product requirements; fluctuations in foreign currency exchange rates; political and economic instability; changes in foreign medical reimbursement and coverage policies and programs; diminished protection of intellectual property in some countries outside of the United States; trade protection measures and import or export licensing requirements; difficulty in staffing and managing foreign operations; differing labor regulations; and potentially negative consequences from changes in foreign tax laws. Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. In addition, we are particularly susceptible to the occurrence of any of these risks in Japan due to our high concentration of sales in Japan.

•	IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS AND PROSPECTS MAY BE HARMED. Our ability to compete effectively is dependent upon the proprietary nature of the designs, processes, technologies and materials owned, used by or licensed to us. Although we attempt to protect our proprietary property, technologies and processes through a combination of patent law, trade secrets and non-disclosure agreements, these may be insufficient.

•	WE ARE SUBJECT TO INTELLECTUAL PROPERTY LITIGATION AND INFRINGEMENT CLAIMS, WHICH COULD CAUSE US TO INCUR SIGNIFICANT EXPENSES OR PREVENT US FROM SELLING OUR PRODUCTS. There is a substantial amount of litigation over patent and other intellectual property rights in the eye care industry, and in the ophthalmic surgical device and contact lens care markets particularly. The fact that we have patents issued to us for our products does not mean that we will always be able to successfully defend our patents and proprietary rights against challenges or claims of infringement by our competitors.

•	OUR MANUFACTURING CAPACITY MAY NOT BE ADEQUATE TO MEET THE DEMANDS OF OUR BUSINESS. We manufacture our products or contract with third parties to manufacture our products. Our products are manufactured in quantities sufficient to satisfy our current level of product sales. If we experience increases in sales, we will need to increase our production beyond our present manufacturing capacity. Additionally, in June 2005 our manufacturing agreement with Allergan will terminate and we will be required to increase our manufacturing capacities or to contract with additional parties to manufacture our products. The process to transfer manufacturing of our products to new facilities is lengthy and requires regulatory approval. We cannot assure you that we can successfully increase our capacity on a profitable basis, complete the regulatory approval process in a timely manner, or contract with additional parties on terms acceptable to us, if at all. Until we have transitioned all products manufactured by Allergan, our supply of eye care products is largely dependent on Allergan as a sole source supplier for our European and North American markets. Any prolonged disruption in the operation of our manufacturing facilities or those of our third party manufacturers could materially harm our business.

Advanced Medical Optics, Inc.

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

Advanced Medical Optics, Inc.

PART II - OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2004 to January 30, 2004	382	(1)	$21.39	—	—
January 31, 2004 to February 27,2004	—		—	—	—
February 28, 2004 to March 26, 2004	—		—	—	—
Total	382		$21.39	—	—

(1)	Represents shares purchased from an employee to pay taxes related to an employee benefit plan.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Stock and Asset Purchase Agreement, dated as of April 21, 2004, by and between Pfizer Inc. and Advanced Medical Optics, Inc.

10.2	Commitment Letter, dated as of April 21, 2004, by and among Bank of America, N.A., Banc of America Securities LLC, Lehman Commercial Paper Inc., Lehman Brothers Inc., and Advanced Medical Optics, Inc.

10.3	Agreement to Amend Term Loan Facility Agreement, dated as of April 28, 2004, by and among AMO Japan K.K., Advanced Medical Optics, Inc., Bank of America, N.A., and the Lenders named therein.

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard A. Meier pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James V. Mazzo and Richard A. Meier pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On January 28, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K furnishing the Company’s press release announcing preliminary year-end 2003 results.

On February 24, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K furnishing the Company’s press release regarding financial results for the quarter and year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2004	ADVANCED MEDICAL OPTICS, INC.

/s/ RICHARD A. MEIER
Richard A. Meier (Principal Financial Officer)

/s/ ROBERT F. GALLAGHER
Robert F. Gallagher (Principal Accounting Officer)