Form 10-Q
period 2004-06-25
ADVANCED MEDICAL OPTICS INC
filed 2004-08-03
CIK 1168335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from          to          .

COMMISSION FILE NUMBER 001-31257

ADVANCED MEDICAL OPTICS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0986820 (I.R.S. Employer Identification No.)

1700 E. St. Andrew Place Santa Ana, California (Address of principal executive offices)	92705 (Zip Code)

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

Yes   ☒      No   ☐

As of July 21, 2004, there were 35,654,700 shares of common stock outstanding.

ADVANCED MEDICAL OPTICS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 25, 2004

INDEX

		Page
PART I - FINANCIAL INFORMATION
ITEM 1 -	FINANCIAL STATEMENTS
(A)	Unaudited Condensed Consolidated Statements of Operations - Three Months and Six Months Ended June 25, 2004 and June 27, 2003	3
(B)	Unaudited Condensed Consolidated Balance Sheets - June 25, 2004 and December 31, 2003	4
(C)	Unaudited Condensed Consolidated Statements of Cash Flows - Six Months Ended June 25, 2004 and June 27, 2003	5
(D)	Notes to Unaudited Condensed Consolidated Financial Statements	6-14
ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15-21
	CERTAIN FACTORS AND TRENDS AFFECTING ADVANCED MEDICAL OPTICS AND ITS BUSINESSES	21-23
ITEM 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24-25
ITEM 4 -	CONTROLS AND PROCEDURES	26
PART II - OTHER INFORMATION
ITEM 2 -	CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES	26-27
ITEM 4 -	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27
ITEM 6 -	EXHIBITS AND REPORTS ON FORM 8-K	28-29
Signature		30
Certifications		31-33
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Advanced Medical Optics, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003
Net sales	$168,741	$152,136	$319,048	$283,312
Cost of sales	64,011	56,697	123,683	106,717

Gross profit	104,730	95,439	195,365	176,595
Selling, general and administrative	76,947	69,899	148,086	137,507
Research and development	10,196	8,956	19,213	17,740

Operating income	17,587	16,584	28,066	21,348

Non-operating expense (income):
Interest expense	7,208	9,703	10,951	14,554
Unrealized (gain) loss on derivative instruments	(250)	(19)	(526)	282
Other, net	123,673	(499)	123,268	(735)

	130,631	9,185	133,693	14,101

Earnings (loss) before income taxes	(113,044)	7,399	(105,627)	7,247
Provision (benefit) for income taxes	(503)	3,030	2,167	2,971

Net earnings (loss)	$(112,541)	$4,369	$(107,794)	$4,276

Net earnings (loss) per share :
Basic	$(3.67)	$0.15	$(3.59)	$0.15

Diluted	$(3.67)	$0.15	$(3.59)	$0.14

Weighted average number of shares outstanding:
Basic	30,675	29,018	30,065	28,887

Diluted	30,675	29,955	30,065	29,824

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Condensed Consolidated Balance Sheets
(In thousands)

	June 25,	December 31,
	2004	2003
ASSETS
Current assets
Cash and equivalents	$77,120	$46,104
Trade receivables, net	143,423	130,423
Inventories	44,386	41,596
Deposit for acquisition (note 11)	45,631	—
Other current assets	32,761	34,369

Total current assets	343,321	252,492
Property, plant and equipment, net	69,890	68,136
Other assets	47,656	34,635
Deposit for acquisition (note 11)	404,369	—
Goodwill and intangibles, net	106,102	106,082

Total assets	$971,338	$461,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$1,875	$2,328
Accounts payable	50,300	35,605
Accrued compensation	19,847	24,507
Other accrued expenses	43,429	52,861

Total current liabilities	115,451	115,301
Long-term debt, net of current portion	629,563	233,611
Other liabilities	20,142	19,241
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 120,000,000 shares; issued 35,486,646 and 29,378,599 shares	355	294
Additional paid-in capital	275,666	54,064
Retained earnings (accumulated deficit)	(82,813)	24,981
Accumulated other comprehensive income	12,997	13,868
Less treasury stock, at cost (1,379 and 997 shares)	(23)	(15)

Total stockholders’ equity	206,182	93,192

Total liabilities and stockholders’ equity	$971,338	$461,345

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 25,	June 27,
	2004	2003
Cash flows provided by operating activities:
Net earnings (loss)	$(107,794)	$4,276
Non cash items included in net earnings (loss):
Amortization and write-off of original issue discount and debt issuance costs	7,416	3,299
Amortization and write-off of net realized (gain) loss on interest rate swaps	(3,466)	1,829
Depreciation and amortization	7,408	7,624
Loss on exchange of convertible senior subordinated notes	107,240	—
Loss on investments and assets	509	613
Unrealized (gain) loss on derivatives	(526)	282
Expense of compensation plan	86	25
Changes in assets and liabilities:
Trade receivables	(14,258)	(6,193)
Inventories	(3,011)	1,907
Other current assets	2,213	6,568
Accounts payable	14,648	(5,885)
Accrued expenses and other liabilities	(14,085)	(429)
Other non-current assets	(1,085)	(815)

Net cash provided by (used in) operating activities	(4,705)	13,101
Cash flows from investing activities:
Deposit for acquisition	(450,000)	—
Additions to property, plant and equipment	(6,775)	(4,379)
Proceeds from the sale of property, plant and equipment	—	199
Additions to capitalized internal-use software	(245)	(33)
Additions to demonstration and bundled equipment	(3,256)	(3,706)

Net cash used in investing activities	(460,276)	(7,919)
Cash flows from financing activities:
Proceeds from issuance of convertible senior subordinated notes	350,000	140,000
Borrowings under term loan	250,000	—
Repayment of long-term debt	(93,236)	(75,000)
Financing related costs	(15,811)	(6,196)
Proceeds from the issuance of common stock	3,763	2,438
Net proceeds from settlement of interest rate swaps	—	582
Purchase of treasury stock	(8)	(120)

Net cash provided by financing activities	494,708	61,704
Effect of exchange rates on cash and equivalents	1,289	656

Net increase in cash and equivalents	31,016	67,542
Cash and equivalents at beginning of period	46,104	80,578

Cash and equivalents at end of period	$77,120	$148,120

Supplemental non-cash financing activity
Exchange of convertible notes into common stock	$108,562	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2003. The results of operations for the three and six months ended June 25, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

All material intercompany balances have been eliminated.

Certain reclassifications of prior year amounts have been made to conform with current year presentation.

Stock-Based Compensation

The Company measures stock-based compensation for option grants to employees and members of the board of directors using the intrinsic value method. Restricted stock awards are valued based on the market price of a share of nonrestricted stock on the grant date. No compensation expense has been recognized for stock-based incentive compensation plans other than for restricted stock awards. Had compensation expense for the Company’s stock options and employee stock purchase plans been recognized based upon the fair value for awards granted, the Company’s net earnings (loss) would have been decreased (increased) to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Net earnings (loss):
As reported	$(112,541)	$4,369	$(107,794)	$4,276
Stock-based compensation expense included in reported net earnings (loss), net of tax	31	15	56	15
Stock-based compensation expense determined under fair value based method, net of tax	(1,388)	(1,217)	(2,301)	(2,597)

Pro forma	$(113,898)	$3,167	$(110,039)	$1,694

Earnings (loss) per share:
As reported:
Basic	$(3.67)	$0.15	$(3.59)	$0.15

Diluted	$(3.67)	$0.15	$(3.59)	$0.14

Pro forma – Basic and Diluted	$(3.71)	$0.11	$(3.66)	$0.06

These pro forma effects are not indicative of future amounts. The Company expects to grant additional awards in the future.

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 2: Composition of Certain Financial Statement Captions

     The components of inventories were as follows:

	June 25,	December 31,
(In thousands)	2004	2003
Finished goods, including inventory on consignment with customers of $6,384 and $6,696 in 2004 and 2003, respectively	$39,249	$37,255
Work in process	1,115	1,056
Raw materials	4,022	3,285

	$44,386	$41,596

The components of amortizable intangibles and goodwill were as follows:

Intangibles

	June 25, 2004		December 31, 2003
	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets:
Licensing	$4,090	$(3,943)	$3,940	$(3,940)
Trademarks	572	(262)	572	(203)

	$4,662	$(4,205)	$4,512	$(4,143)

Amortization expense of intangible assets for the three and six months ended June 25, 2004 and June 27, 2003 was immaterial.

Goodwill

(In thousands)	June 25, 2004	December 31, 2003
Goodwill:
United States	$12,783	$12,783
Japan	28,076	28,144
Manufacturing operations	64,786	64,786

	$105,645	$105,713

There was no activity related to goodwill during the three and six months ended June 25, 2004, except for the impact of foreign currency fluctuations.

Note 3: Debt and Interest Rate Swap Agreements

On June 22, 2004, the Company issued $350.0 million of 2½% convertible senior subordinated notes due July 15, 2024 (Notes). Interest on the Notes is payable on January 15 and July 15 of each year, commencing on January 15, 2005. The Notes are convertible into 19.9045 shares of AMO’s common stock for each $1,000 principal amount of Notes (conversion price of approximately $50.24 per share), subject to adjustment. The Notes may be converted, at the option of the holders, on or prior to the final maturity date under certain circumstances, including:

•	during any fiscal quarter commencing after September 24, 2004 if the closing sale price per share of AMO’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter;

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

•	during the five business days after any five consecutive trading day period in which the trading price of the Notes for each day was less than 95% of the conversion value of the Notes; provided that holders may not convert their Notes in reliance on this provision after July 15, 2019 if on any trading day during such trading period the closing sale price per share of AMO’s common stock was between 100% and 130% of the then current conversion price;

•	during any period, following the earlier of (a) the date the Notes are rated by both Standard & Poor’s Rating Services and Moody’s Investor Services and (b) 30 business days from the date the notes are issued, when the credit rating assigned to the Notes by Standard & Poor’s or Moody’s is below CCC+ or Caa2, respectively, or when either of these rating agencies does not rate or no longer rates the Notes, or suspends or withdraws the rating assigned to the Notes. This conversion feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at June 25, 2004;

•	if the Notes have been called for redemption;

•	if a fundamental change occurs; or

•	upon the occurrence of specified corporate events.

Upon conversion, the Company has the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock.

The Company may redeem some or all of the Notes for cash, on or after January 20, 2010 for a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest, if any, to, but excluding, the redemption date.

The Notes contain put options which may require the Company to repurchase all or a portion of the Notes on January 15, 2010, July 15, 2014, and July 15, 2019 at a repurchase price of 100% of the principal amount plus accrued and unpaid interest, including contingent interest, if any, to, but excluding the repurchase date. The Company may choose to pay the repurchase price in cash, shares of common stock or a combination of cash and shares of common stock.

Beginning with the six-month interest period commencing January 15, 2010, holders of the Notes will receive contingent interest payments during any six-month interest period if the trading price of the Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the Notes. The contingent interest payable will equal 0.25% of the average trading price of $1,000 principal amount of Notes during the five trading days immediately preceding the first day of the applicable six-month interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at June 25, 2004.

On or prior to January 15, 2010, upon the occurrence of a fundamental change, under certain circumstances, the Company will pay a make whole premium on notes converted in connection with, or tendered for repurchase upon, the fundamental change. The make whole premium will be payable, in the same form of consideration into which the Company’s common stock has been exchanged or converted, on the repurchase date for the notes after the fundamental change, both for notes tendered for repurchase and for notes converted in connection with the fundamental change. The amount of the make whole premium, if any, will be based on the Company’s stock price on the effective date of the fundamental change. This make whole premium feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at June 25, 2004.

On June 25, 2004, the Company amended and restated its senior credit facility to provide a $250.0 million term loan and a $100.0 million revolving credit facility. The amended and restated senior credit facility matures on June 25, 2009. At June 25, 2004, the Company did not have any borrowings outstanding under the revolving credit facility. Approximately $9.6 million of the revolving credit facility has been reserved to support letters of credit issued on the Company’s behalf. The Company recorded a charge for and paid a $0.5 million fee to the senior credit facility lenders for their commitment to provide $450.0 million to fund the Company’s acquisition of Pfizer Inc.’s surgical ophthalmic business (Acquisition) in the event certain other financing transactions were not completed in a timely manner.

The term loan bears interest at current market rates plus a 2.25% margin (3.83% per annum at June 25, 2004). Borrowings under the revolving credit facility, if any, bear interest at current market rates plus a margin based upon the Company’s ratio of debt to EBITDA,

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

as defined. The incremental interest margin on borrowings under the revolving credit facility decreases as the Company’s ratio of debt to EBITDA decreases to specified levels. Under the senior credit facility, certain transactions may trigger mandatory prepayment of borrowings, if any. Such transactions may include equity or debt offerings, certain asset sales and extraordinary receipts. The Company pays a quarterly fee (2.25% per annum at June 25, 2004) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.50% per annum at June 25, 2004) on the average unused portion of the revolving credit facility.

The senior credit facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios. These covenants are effective beginning with the quarter ending September 24, 2004. Certain covenants under the senior credit facility and the indentures relating to the 31/2% convertible senior subordinated notes due April 15, 2023 (Existing Notes) and the Notes may limit the incurrence of additional indebtedness. The senior credit facility prohibits dividend payments.

The proceeds from the term loan and a portion of the net proceeds from the Notes aggregating $450.0 million were used to fund the Acquisition, which was completed on June 26, 2004. In addition, approximately $80.8 million of the net proceeds from the Notes were used to consummate the June 2004 tender offer to purchase the remaining $70.0 million aggregate outstanding principal amount of the 91/4% senior subordinated notes due 2010 (Senior Subordinated Notes) and pay the related premium and consent fees. As a result of the purchase of the Senior Subordinated Notes, the Company recorded a charge of approximately $10.8 million for the premium and consent fees paid and a net gain of $0.7 million for the write-off of capitalized debt related costs and recognition of the realized gain on interest rate swaps.

On June 2, 2004, the Company’s Japan subsidiary repaid its ¥2.5 billion term loan facility. As a result of the prepayment of the term loan, a charge of $0.7 million for the write-off of capitalized debt related costs was recorded.

In June 2004 prior to the end of the second quarter, the Company exchanged approximately 5.8 million shares of common stock and approximately $4.6 million in cash for approximately $108.6 million in aggregate principal amount of Existing Notes in privately negotiated transactions with a limited number of holders (Exchanges). The Exchanges resulted in an aggregate increase of $216.4 million to common stock and additional paid in capital. Because the Existing Notes were not convertible into equity at the time of the Exchanges, a non-cash charge of approximately $107.2 million and a cash charge of approximately $4.6 million was recorded. The Company also recorded a charge of approximately $3.2 million for the write-off of the pro-rata portion of capitalized debt related costs. Subsequent to quarter end, the Company exchanged approximately 0.2 million shares of common stock for approximately $3.0 million aggregate principal amount of Existing Notes.

At June 25, 2004, an aggregate principal amount of $350.0 million of Notes, an aggregate principal amount of $31.4 million of Existing Notes and a balance of $250.0 million on the term loan were outstanding.

The aggregate maturities of total long-term debt as of June 25, 2004 are as follows: $1.3 million in 2004; $2.5 million in 2005, 2006 and 2007; $121.2 million in 2008; and $501.4 million after 2008.

In 2003 and 2002, the Company realized the value of certain interest rate swaps qualifying as fair value hedges. The unamortized gain was recorded as an adjustment to the carrying amount of the Senior Subordinated Notes as a premium and was being amortized over the remaining life of the Senior Subordinated Notes. As a result of the purchase of the Senior Subordinated Notes, the remaining unamortized gain on the interest rate swaps was fully recognized.

At June 25, 2004, the Company did not have any interest rate swap agreements outstanding.

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

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Under the manufacturing agreement, Allergan manufactures certain eye care products and VITRAX® viscoelastics for a period of up to three years from the date of the spin-off. The Company purchases these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. During the three months ended June 25, 2004 and June 27, 2003 and during the six months ended June 25, 2004 and June 27, 2003, the Company purchased $24.1 million and $18.2 million, respectively, and $43.5 million and $36.8 million, respectively, of product from Allergan. On an annual basis, a pricing “true up” calculation is to be performed during the first calendar quarter. This “true up” calculation is based upon the actual volume of products shipped by Allergan to AMO during the preceding year versus the forecasted volume submitted by AMO that was used to calculate the invoiced prices. During the year, the Company periodically reviews the volume of purchases and accrues for estimated shortfalls, if any.

The following table summarizes the charges from Allergan for the above-mentioned services (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Selling, general and administrative expenses, net of $135, $255, $432 and $551 charged to Allergan	$409	$680	$201	$1,862
Research and development	62	65	154	269
Manufacturing “true up” payment (receipt)	233	—	233	(629)

Note 5: Income Taxes

Income taxes are provided using an estimated annual effective tax rate, which includes, in addition to foreign income taxes, U.S. federal income taxes and foreign withholding taxes on the undistributed earnings of non-U.S. subsidiaries.

No income tax benefit has been recognized for the non-cash charge of approximately $107.2 million and the cash charge of approximately $4.6 million related to the Exchanges.

Note 6: Earnings (Loss) Per Share

Basic earnings (loss) per share are calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are calculated by adjusting weighted average outstanding shares, assuming the conversion of all potentially dilutive stock options and awards.

The following represents a reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Net earnings (loss)	$(112,541)	$4,369	$(107,794)	$4,276

Basic shares outstanding	30,675	29,018	30,065	28,887
Dilutive effect of stock options and awards	—	937	—	937

Diluted shares outstanding	30,675	29,955	30,065	29,824

Basic earnings (loss) per share	$(3.67)	$0.15	$(3.59)	$0.15

Diluted earnings (loss) per share	$(3.67)	$0.15	$(3.59)	$0.14

The effect of approximately 7.0 million common shares related to the assumed conversion of the Notes has been excluded from the computation of diluted earnings per share for both 2004 periods presented because none of the conditions that would permit conversion had been satisfied during the periods. Options to purchase 6.1 million shares of common stock and the effect of approximately 1.5 million common shares related to the assumed conversion of the Existing Notes have been excluded from the computation of diluted earnings per share for both 2004 periods as the effect would be anti-dilutive.

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 7: Other Comprehensive Income

The following table summarizes components of comprehensive income (loss) (in thousands):

	Three Months Ended
	June 25, 2004			June 27, 2003
		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
	amount	or benefit	amount	amount	or benefit	amount
Unrealized gain on derivatives	$—	$—	$—	$4,354	$(1,785)	$2,569
Reclassification adjustment for realized loss on derivatives included in net earnings	—	—	—	(2,263)	928	(1,335)
Foreign currency translation adjustments	1,723	(651)	1,072	1,819	(814)	1,005

Net earnings (loss)			(112,541)			4,369

Total comprehensive income (loss)			$(111,469)			$6,608

	Six Months Ended
	June 25, 2004			June 27, 2003
		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
	amount	or benefit	amount	amount	or benefit	amount
Unrealized gain on derivatives	$—	$—	$—	$4,252	$(1,745)	$2,507
Reclassification adjustment for realized loss on derivatives included in net earnings	—	—	—	(2,263)	928	(1,335)
Foreign currency translation adjustments	(1,313)	442	(871)	5,242	(2,149)	3,093

Net earnings (loss)			(107,794)			4,276

Total comprehensive income (loss)			$(108,665)			$8,541

Note 8: Business Segment Information

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

The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 24.9% and 25.1% of total net sales for the three months ended June 25, 2004 and June 27, 2003, respectively, and 25.2% and 25.7% of total net sales for the six months ended June 25, 2004 and June 27, 2003, respectively. Additionally, sales in Japan represented 25.7% and 27.5% of total net sales for the three months ended June 25, 2004 and June 27, 2003, respectively, and 25.2% and 27.0% of total net sales for the six months ended June 25, 2004 and June 27, 2003, respectively. No other country, or single customer, generates over 10% of total net sales.

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

Geographic Operating Segments

	Property, Plant and Equipment
(In thousands)	June 25, 2004	December 31, 2003
United States	$14,506	$13,732
Europe/Africa/Middle East	3,055	3,457
Japan	1,780	1,930
Asia Pacific	465	652
Americas, excluding United States	74	96

Segments total	19,880	19,867
Manufacturing operations	50,010	48,269

Total	$69,890	$68,136

	Net Sales		Operating Income (Loss)
	Three Months Ended
	June 25,	June 27,	June 25,	June 27,
(In thousands)	2004	2003	2004	2003
United States	$41,985	$38,218	$14,272	$9,995
Europe/Africa/Middle East	60,294	54,980	21,252	13,692
Japan	43,432	41,815	17,074	13,538
Asia Pacific	16,041	10,851	3,759	(44)
Americas, excluding United States	6,989	6,272	1,304	503

Segments total	168,741	152,136	57,661	37,684
Manufacturing operations	—	—	522	7,735
Research and development	—	—	(10,196)	(8,956)
Elimination of inter-company profit	—	—	(5,032)	(9,365)
General corporate	—	—	(25,368)	(10,514)

Total	$168,741	$152,136	$17,587	$16,584

	Net Sales		Operating Income (Loss)
	Six Months Ended
	June 25,	June 27,	June 25,	June 27,
(In thousands)	2004	2003	2004	2003
United States	$80,465	$72,948	$23,140	$16,252
Europe/Africa/Middle East	115,203	101,751	32,987	22,185
Japan	80,319	76,597	28,209	22,282
Asia Pacific	29,259	19,988	5,014	73
Americas, excluding United States	13,802	12,028	1,988	904

Segments total	319,048	283,312	91,338	61,696
Manufacturing operations	—	—	1,256	15,193
Research and development	—	—	(19,213)	(17,740)
Elimination of inter-company profit	—	—	(10,036)	(18,673)
General corporate	—	—	(35,279)	(19,128)

Total	$319,048	$283,312	$28,066	$21,348

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

Net Sales by Product Line

	Three Months Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
(In thousands)	2004	2003	2004	2003
Ophthalmic Surgical	$86,670	$78,308	$164,935	$145,825
Eye Care	82,071	73,828	154,113	137,487

Total Net Sales	$168,741	$152,136	$319,048	$283,312

Note 9: Commitments and Contingencies

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

Note 10: Pension Benefit Plans

The Company sponsors defined benefit pension plans in Japan and in certain European countries. Components of net periodic benefit cost under these plans were (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003
Service cost	$445	$345	$902	$690
Interest cost	114	91	231	183
Expected return on plan assets	(49)	(28)	(99)	(56)
Amortization of transition amount	1	1	2	2
Amortization of prior service cost	15	15	31	30
Recognized net actuarial loss	9	6	18	11

Net periodic benefit cost	$535	$430	$1,085	$860

Note 11: Subsequent Events

On June 26, 2004, the Company completed the Acquisition for $450 million in cash. The Company acquired ophthalmic surgical products and certain manufacturing and research and development facilities located in Uppsala, Sweden, Groningen, Netherlands and

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Bangalore, India. The products acquired include the Healon® line of viscoelastic products used in ocular surgery, the CeeOn® and Tecnis® intraocular lenses and the Baerveldt® glaucoma shunt. These assets generated sales of approximately $150 million in 2003.

The total estimated cost of the Acquisition is as follows (in thousands):

Cash consideration to Pfizer Inc.	$450,000
Estimated direct costs	5,916

Estimated total purchase price	$455,916

The allocation of the above purchase price is estimated to be as follows (in thousands):

Fair value of net tangible assets acquired, current	$45,631
Non-current:
Fair value of net tangible assets acquired	87,208
Deferred tax liability	(86,010)
Fair value of identifiable intangible assets acquired	250,525
Goodwill and in-process research and development	158,562

Estimated total purchase price	$455,916

The preliminary purchase price allocation above is based upon balances as of March 28, 2004 as more current information is not yet available. A final determination of fair values may differ materially from the preliminary estimates above and will include management’s consideration of a final valuation prepared by independent valuation specialists. This final valuation will be based on the actual net tangible assets acquired on June 26, 2004 and will likely include a significant charge to in-process research and development.

ADVANCED MEDICAL OPTICS

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 2004

The following discussion and analysis presents the factors that had a material effect on AMO’s cash flows and results of operations during the three and six months ended June 25, 2004, and the Company’s financial position at that date. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Certain Factors and Trends Affecting AMO and Its Businesses.” The following discussion should be read in conjunction with the 2003 Form 10-K and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

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

Acquisition of Pfizer Inc. Surgical Ophthalmic Business

On June 26, 2004, we completed the acquisition of the Pfizer Inc. Surgical Ophthalmic Business for $450 million in cash (Acquisition). We acquired ophthalmic surgical products and certain manufacturing and research and development facilities located in Uppsala, Sweden, Groningen, Netherlands and Bangalore, India. The products acquired include the Healon® line of viscoelastic products used in ocular surgery, the CeeOn® and Tecnis® intraocular lenses and the Baerveldt® glaucoma shunt. These assets generated sales of approximately $150 million in 2003.

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

Under the manufacturing agreement, Allergan manufactures certain eye care products and VITRAX® viscoelastics for a period of up to three years from the date of the spin-off. The Company purchases these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. During the three months ended June 25, 2004 and June 27, 2003 and during the six months ended June 25, 2004 and June 27, 2003, the Company purchased $24.1 million and $18.2 million, respectively, and $43.5 million and $36.8 million, respectively, of product from Allergan. On an annual basis, a pricing “true up” calculation is to be performed during the first calendar quarter. This “true up” calculation is based upon the actual volume of products shipped by Allergan to AMO during the preceding year versus the forecasted volume submitted by AMO that was used to calculate the invoiced prices. During the year, the Company periodically reviews the volume of purchases and accrues for estimated shortfalls, if any.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 2004

CRITICAL ACCOUNTING POLICIES

Revenue and Accounts Receivable

We recognize revenue from product sales when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured, with the exception of intraocular lenses, which are generally distributed on a consignment basis and recognized as revenue upon implantation in a patient and fulfillment of the other revenue recognition criteria. We generally permit returns of product from a customer if the product is returned in a timely manner, in good condition, and through the normal channels of distribution. Return policies in certain international markets can be more stringent and are based on the terms of contractual agreements with customers. Allowances for returns are provided for based upon an analysis of our historical patterns of returns matched against the sales from which they originated. Historically, product returns have been within the amounts estimated.

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

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 2004

CRITICAL ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

We measure stock-based compensation for option grants to employees and members of the board of directors using the intrinsic value method.

RESULTS OF OPERATIONS

Net Sales. The following table compares net sales by product line for the three months and six months ended June 25, 2004 and June 27, 2003:

	Three Months Ended		Six Months Ended
(in thousands)	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Ophthalmic Surgical	$86,670	$78,308	$164,935	$145,825
Eye Care	82,071	73,828	154,113	137,487

Total Net Sales	$168,741	$152,136	$319,048	$283,312

Domestic	24.9%	25.1%	25.2%	25.7%
International	75.1%	74.9%	74.8%	74.3%

Net sales increased $16.6 million, or 10.9%, to $168.7 million in the three months ended June 25, 2004 from $152.1 million in the three months ended June 27, 2003. Net sales for the six months ended June 25, 2004 were $319.0 million, a 12.6% increase from the comparable 2003 amount. The increase in net sales in the three and six months ended June 25, 2004 compared with the same periods last year was the result of sales gains in both product lines and favorable foreign currency changes. Foreign currency fluctuations increased sales by $7.7 million, or 5.0%, and $19.7 million, or 7.0%, in the three and six months ended June 25, 2004, respectively, as compared to average rates in effect in the prior year periods.

Global sales of our ophthalmic surgical products increased $8.4 million, or 10.7%, and increased $19.1 million, or 13.1%, in the three and six months ended June 25, 2004, respectively, compared with the same periods last year. In the United States, sales of our ophthalmic surgical products increased $1.3 million, or 4.5%, in the three months ended June 25, 2004 and increased $3.2 million, or 6.1%, in the six months ended June 25, 2004 compared with the same periods last year, primarily due to increased sales of phacoemulsification equipment and the SENSAR® and CLARIFLEX® intraocular lenses, both with the OPTIEDGE™ design. International sales of our ophthalmic surgical products increased $7.1 million, or 14.0%, and increased $15.9 million, or 17.0%, in the three and six months ended June 25, 2004, respectively, compared with the same periods last year, primarily due to increases in sales of the SENSAR® intraocular lens and phacoemulsification equipment and favorable currency changes. Foreign currency fluctuations increased international ophthalmic surgical sales by $3.5 million, or 4.4%, and by $9.4 million, or 6.5%, in the three and six months ended June 25, 2004, respectively. We believe that global sales of ophthalmic surgical products will continue to grow due to increased sales of our SOVEREIGN® COMPACT™ with WHITESTAR™ phacoemulsification system and the SENSAR® and the CLARIFLEX® intraocular lenses, both with the OPTIEDGE™ design.

Beginning in the third quarter of 2004, our sales will also include sales of products acquired in the Acquisition including, the Healon® family of viscoelastics, the CeeOn® and Tecnis® intraocular lenses and the Baerveldt® glaucoma shunt.

Global sales of our eye care products increased $8.2 million, or 11.2%, and increased $16.6 million, or 12.1%, in the three and six months ended June 25, 2004, respectively, as compared with the same periods last year. Sales of our eye care products in the United States increased $2.5 million, or 23.6%, and increased $4.3 million, or 20.8%, in the three and six months ended June 25, 2004, respectively, as compared with the same periods last year primarily due to an increase in sales of COMPLETE® branded products. International sales of our eye care products increased $5.7 million, or 9.1%, and increased $12.3 million, or 10.5%, in the three and six months ended June 25, 2004, respectively, as compared with the same periods last year primarily due to an increase in sales of our

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 2004

RESULTS OF OPERATIONS (continued)

COMPLETE® branded and hydrogen peroxide-based products and favorable currency changes. Foreign currency fluctuations increased international eye care sales by $4.2 million, or 5.7%, and by $10.3 million, or 7.5%, in the three and six months ended June 25, 2004, respectively. We believe that global eye care sales will continue to grow due to increased sales of our COMPLETE® branded and hydrogen peroxide-based products and continued sales growth in Europe, Asia Pacific and Japan. The market for eye care products is impacted by trends in the contact lens market such as advances in surgical procedures for vision correction and the growth of the market for daily and extended wear lenses. These trends could reduce demand for lens care products generally, which we may not be able to completely mitigate.

Gross margin. Our gross margin was 62.1% of net sales in the three months ended June 25, 2004, a decrease of 0.6 percentage points from the comparable prior year period. Our gross margin was 61.2% of net sales in the six months ended June 25, 2004, a decrease of 1.1 percentage points from the comparable prior year period. The decrease in gross margin as a percent of net sales in the three and six months ended June 25, 2004 as compared to the same periods last year was primarily due to pre-production costs incurred at our manufacturing facility in Madrid, Spain, costs incurred for expansion of our manufacturing facility in Hangzhou, China and higher costs of product supplied by Allergan, partially offset by sales growth in the higher margin COMPLETE® branded line of eye care products. During the remainder of 2004, we expect our eye care product gross margin percentage will continue to be unfavorably impacted by higher costs of product supplied by Allergan and pre-production costs incurred at the Spain manufacturing facility.

Selling, general and administrative. Selling, general and administrative expenses were $76.9 million, or 45.6% of net sales, and $148.1 million, or 46.4% of net sales, in the three and six months ended June 25, 2004, respectively, compared to $69.9 million, or 45.9% of net sales, and $137.5 million, or 48.5% of net sales, in the three and six months ended June 27, 2003. The increase in selling, general and administrative expenses was partially due to expenses incurred in preparation for the integration of the acquired business. Additionally, we increased our allowance for doubtful accounts by $1.4 million during the three months ended June 25, 2004 as a result of the termination of a distributor contract in Europe and the likely uncollectibility of amounts due from this former distributor.

Research and development. Research and development expenses were $10.2 million, or 6.0% of net sales, and $19.2 million, or 6.0% of net sales, in the three and six months ended June 25, 2004, respectively, compared to $9.0 million, or 5.9% of net sales, and $17.7 million, or 6.3% of net sales, in the three and six months ended June 27, 2003. The increase in research and development dollars was primarily the result of an increase in spending for research efforts in the ophthalmic surgical business. As a result of our continued investment in research and development and other business development activities, we launched our new vitreal retinal system, AMO GEMINI™ in Europe, a capsular tension ring in North America, the ARRAY®II intraocular lens in Europe and an advanced formulation of our blink™ contact lens rewetter in the U.S. and Europe and expect to bring to market later this year our next generation microkeratome, the VERISYSE™ phakic intraocular lens for correction of myopia in the U.S. and enhancements to our phacoemulsification platform.

Non-operating expense. Interest expense was $7.2 million and $11.0 million in the three and six months ended June 25, 2004, respectively, compared to $9.7 million and $14.6 million in the three and six months ended June 27, 2003, respectively. Interest expense decreased due to a lower average debt balance and a lower weighted average interest rate. Interest expense in both 2004 periods includes aggregate costs of $3.6 million comprised of the pro-rata write-off of debt issuance costs and one-time commitment fee of $6.1 million, write-off of original issue discount of $0.7 million and recognition of net realized gains on interest rate swaps of $3.2 million associated with the prepayment of the Japan term loan in June 2004, the consummation of the June 2004 tender offer for $70.0 million aggregate principal amount of 9¼% senior subordinated notes (Senior Subordinated Notes) and the exchange of $108.6 million aggregate principal amount of 3½% convertible senior subordinated notes for common stock and cash in June 2004 (Exchanges). Interest expense in both 2003 periods includes aggregate costs of $4.6 million comprised of the write-off of debt issuance costs and a realized loss on an interest rate swap associated with the prepayment of the term loan in June 2003

We recorded an unrealized gain on derivative instruments of $0.3 million and $0.5 million in the three and six months ended June 25, 2004, respectively, compared to an immaterial unrealized gain and an unrealized loss of $0.3 million in the three and six months ended June 27, 2003. We record as “unrealized (gain) loss on derivative instruments” the mark to market adjustments on the outstanding foreign currency options which we enter into as part of our overall risk management strategy to reduce the volatility of expected earnings in currencies other than the U.S. dollar.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 2004

RESULTS OF OPERATIONS (continued)

Other non-operating expense in both 2004 periods includes early debt extinguishment costs aggregating $122.7 million associated with the debt transactions noted above.

Income taxes. The effective tax rate for the three and six months ended June 25, 2004 was zero and 2.0%, respectively, compared to the effective tax rate of 41.0% for the three and six months ended June 27, 2003. Excluding the non-cash charge of approximately $107.2 million and the cash charge of approximately $4.6 million related to the Exchanges as no tax benefit has been recognized, the 2004 effective tax rate would have been 35.0%. The lower rate in 2004 is due to a shift in income to lower tax jurisdictions. Income taxes are provided on taxable income at the statutory rates applicable to such income. We have provided for U.S. federal income taxes and foreign withholding taxes on the undistributed earnings of non-U.S. subsidiaries.

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

Historically, we have generated cash from operations in excess of working capital requirements, and we expect to do so in the future. Net cash used in operating activities was $4.7 million in the six months ended June 25, 2004 compared to net cash provided by operating activities of $13.1 million in the six months ended June 27, 2003. Operating cash flow decreased in the six months ended June 25, 2004 compared to the six months ended June 27, 2003 primarily due to the approximately $10.0 million after tax effect of cash payments for early debt extinguishment costs, an increase in accounts receivable and a decrease in accrued expenses and other liabilities partially offset by an increase in accounts payable.

Net cash used in investing activities was $460.3 million and $7.9 million in the six months ended June 25, 2004 and June 27, 2003, respectively. The 2004 amount includes a $450.0 million advance to Pfizer Inc. for the Acquisition, which was completed on June 26, 2004. Expenditures for property, plant and equipment totaled $6.8 million and $4.4 million in the six months ended June 25, 2004 and June 27, 2003, respectively. The 2004 expenditures are primarily comprised of expansion of our manufacturing facilities and construction of research and development facilities at our leased headquarters. The 2003 expenditures are primarily comprised of improvements to our leased headquarters, expansion of manufacturing facilities and a variety of other projects designed to improve productivity. We expect to invest approximately $20.0 million to $25.0 million in property, plant and equipment in 2004. Expenditures for demonstration (demo) and bundled equipment, primarily phacoemulsification and microkeratome surgical equipment, were $3.3 million and $3.7 million in the six months ended June 25, 2004 and June 27, 2003, respectively. We maintain demo and bundled equipment to facilitate future sales of similar equipment and related products to our customers. We expect to invest approximately $6.0 million to $8.0 million in demo and bundled equipment in 2004. Expenditures for capitalized internal-use software were $0.2 million and immaterial in the six months ended June 25, 2004 and June 27, 2003, respectively. We expect to invest approximately $1.0 million to $2.0 million in capitalized internal-use software in 2004.

Net cash provided by financing activities was $494.7 million in the six months ended June 25, 2004, which was primarily comprised of $350.0 million of proceeds from the issuance of 2½% convertible senior subordinated notes and a $250.0 term loan partially offset by repayment of debt of $93.2 million and financing related costs of $15.8 million. Net cash provided by financing activities was $61.7 million in the six months ended June 27, 2003, which was primarily comprised of $140.0 million of long-term borrowings partially offset by long-term debt repayments of $75.0 million and financing related costs of $6.2 million.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 2004

LIQUIDITY AND CAPITAL RESOURCES (continued)

In June 2004 prior to the end of the second quarter, we exchanged approximately $108.6 million aggregate principal amount of 3½% convertible senior subordinated notes for common stock and cash. Because these notes were not convertible into equity at the time of the exchanges, a non-cash charge of approximately $107.2 million and a cash charge of approximately $4.6 million were recorded. Also in June 2004, our Japan subsidiary repaid its ¥2.5 billion term loan facility. Subsequent to quarter end, we exchanged an additional $3.0 million of 3½% convertible senior subordinated notes for common stock.

On June 22, 2004, we consummated the private offering of $350.0 million of 2½% convertible senior subordinated notes due 2024.

On June 25, 2004, we amended and restated our senior credit facility to provide a $250.0 million term loan and a $100.0 million revolving credit facility. The amended and restated senior credit facility matures on June 25, 2009. As of June 25, 2004, we did not have any borrowings outstanding under the revolving credit facility.

The proceeds from the term loan and a portion of the net proceeds from the private offering aggregating $450.0 million were used to fund the Acquisition. In addition, approximately $80.8 million of the net proceeds from the private offering were used to consummate the June 2004 tender offer to purchase the remaining $70.0 million aggregate outstanding principal amount of the Senior Subordinated Notes and pay the related premium and consent fees.

Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from some of our non-U.S. subsidiaries will result in additional tax costs. However, these cash balances are generally available without legal restriction to fund ordinary business operations.

We believe that the expected net cash provided by our operating activities, supplemented as necessary with borrowings available under our senior credit facility and existing cash and equivalents, will provide sufficient resources to meet our working capital requirements, debt service and other cash needs over the next year.

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

Foreign currency fluctuations. Approximately 75% of our revenues for the six months ended June 25, 2004 were derived from operations outside the United States, and a significant portion of our cost structure is denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

The impact of foreign currency fluctuations on sales was a $7.7 million increase and a $19.7 million increase for the three and six months ended June 25, 2004, respectively, and a $13.1 million increase and a $25.1 million increase for the three and six months ended June 27, 2003, respectively.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 2004

LIQUIDITY AND CAPITAL RESOURCES (continued)

Contractual obligations. The following represents a list of our material contractual obligations and commitments as of June 25, 2004:

	Payments Due by Year
(In millions)	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt	$1.3	$2.5	$2.5	$2.5	$121.2	$501.4	$631.4
Lease obligations	8.1	11.2	6.1	4.3	3.9	25.3	58.9
IT services	2.7	5.4	5.2	4.7	—	—	18.0
Purchase of Pfizer Inc. surgical ophthalmic business	450.0	—	—	—	—	—	450.0
Other purchase obligations, primarily purchases of inventory and capital equipment	58.0	2.0	0.4	0.1	0.1	—	60.6

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES

Certain statements we made in this report and in other reports and statements released by us constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as comments which express our opinions about trends and factors which may impact future operating results. Disclosures that use words such as we “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by us about our businesses including, without limitation, the factors discussed below:

•	WE MAY NOT SUCCESSFULLY MAKE OR INTEGRATE ACQUISITIONS OR ENTER INTO STRATEGIC ALLIANCES. As part of our business strategy, we intend to pursue selected acquisitions and strategic alliances and partnerships. We compete with other ophthalmic surgical products and eye care companies, among others, for these opportunities and we cannot assure you that we will be able to effect strategic alliances, partnerships or acquisitions on commercially reasonable terms or at all. Even if we enter into these transactions, we may experience: delays in realizing the benefits we anticipate or we may not realize the benefits we anticipate at all; difficulties in integrating any acquired companies and products into our existing business; attrition of key personnel from acquired businesses; costs or charges; difficulties or delays in obtaining regulatory approvals; higher costs of integration than we anticipated; or unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations. Consummating these transactions could also result in the incurrence of additional debt and related interest expense, as well as unforeseen contingent liabilities, all of which could have a material adverse effect on our business, financial condition and results of operations. We may also issue additional equity in connection with these transactions, which would dilute our existing shareholders.

•	WE HAVE A SIGNIFICANT AMOUNT OF DEBT WHICH CONTAINS COVENANTS THAT MAY LIMIT OUR ACTIVITIES. This level of debt could limit cash flows available for working capital, capital expenditures, acquisitions and other corporate purposes, could limit our ability to obtain additional financing and could limit our flexibility to react to competitive or other changes in our industry, and to economic conditions generally. Our ability to comply with loan covenants and to repay or refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 2004

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (Continued)

•	WE MAY BE REQUIRED TO SATISFY CERTAIN INDEMNIFICATION OBLIGATIONS TO ALLERGAN, OR MAY NOT BE ABLE TO COLLECT ON INDEMNIFICATION RIGHTS FROM ALLERGAN. Under the terms of the contribution and distribution agreement, we and Allergan have each agreed to indemnify each other from and after the spin-off with respect to the indebtedness, liabilities and obligations retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities, if required to do so, will depend upon the future financial strength of each of our companies. We cannot determine whether we will have to indemnify Allergan for any substantial obligations, and we do not have control over or clear visibility to the settlement of certain claims and lawsuits which require partial indemnification by us, such as employment-related claims. We also cannot assure you that if Allergan is obligated to indemnify us for any substantial obligations, Allergan will have the ability to satisfy those obligations.

•	WE MAY BE RESPONSIBLE FOR FEDERAL INCOME TAX LIABILITIES THAT RELATE TO THE DISTRIBUTION OF OUR COMMON STOCK BY ALLERGAN. Allergan has received a ruling from the Internal Revenue Service to the effect that the spin-off qualified as a tax-free transaction. If either we or Allergan breach representations to each other or to the Internal Revenue Service, or if we or Allergan take or fail to take, as the case may be, actions that result in the spin-off failing to meet the requirements of a tax-free spin-off pursuant to Section 355 of the Internal Revenue Code, the party in breach will indemnify the other party for any and all resulting taxes. If we were required to pay any of the potential taxes described above, the payment would have a material adverse effect on our financial position.

•	WE FACE INTENSE COMPETITION AND OUR FAILURE TO COMPETE EFFECTIVELY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS. The markets for our ophthalmic surgical device and eye care products are intensely competitive and are subject to rapid and significant technological change. Many of our competitors have substantially more resources and a greater marketing scale than we do. If we are unable to develop and produce or market our products to effectively compete against our competitors, our operating results will materially suffer.

•	OUR BUSINESS IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION. Compliance with these regulations is expensive and time-consuming; and, if we fail to comply, we may be subject to fines, injunctions and penalties that could harm our business. Failure to obtain regulatory clearance or approvals of new products we develop, any limitations imposed by regulatory agencies on the use of new products or the costs of obtaining regulatory clearance or approvals could have a material adverse effect on our business, financial condition and results of operations. In addition, if we or our subcontractors fail to comply with applicable manufacturing regulations, our business could be harmed. Health care initiatives and other cost-containment pressures could cause us to sell our products at lower prices, resulting in less revenue to us.

•	WE COULD EXPERIENCE LOSSES DUE TO PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS OR CORRECTIONS. We have in the past been, and continue to be, subject to recalls and product liability claims. We have assumed the defense of any litigation involving claims related to our business and will indemnify Allergan for all related losses, costs and expenses. As part of our risk management policy, we have obtained third-party product liability insurance coverage. Product liability claims against us may exceed the coverage limits of our insurance policies or cause us to record a self-insured loss. Even if any product liability loss is covered by an insurance policy, these policies have substantial retentions or deductibles that provide that we will not receive insurance proceeds until the losses incurred exceed the amount of those retentions or deductibles. To the extent that any losses are below these retentions or deductibles, we will be responsible for paying these losses. A product liability claim in excess of applicable insurance could have a material adverse effect on our reputation, business, financial position and results of operations.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 2004

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (Continued)

•	WE CONDUCT A SIGNIFICANT AMOUNT OF OUR SALES AND OPERATIONS OUTSIDE OF THE UNITED STATES, WHICH SUBJECTS US TO ADDITIONAL BUSINESS RISKS, SUCH AS BUSINESS INTERRUPTION, INCREASED COSTS AND CURRENCY EXCHANGE RATE FLUCTUATIONS, WHICH MAY CAUSE OUR PROFITABILITY TO DECLINE. Our three manufacturing sites are located outside the continental United States, in Añasco, Puerto Rico, Madrid, Spain, and Hangzhou, China. As a result of the Acquisition, we also have manufacturing and R&D facilities in Groningen, Netherlands, Uppsala, Sweden and Bangalore, India. In the first half of 2004 and in fiscal year 2003, we derived approximately $238.6 million, or 75% of our net sales, and $448.0 million, or 74% of our total net sales, respectively, from sales of our products outside of the United States. In addition, in the first half of 2004 and in fiscal year 2003 we derived approximately 25% and 27%, respectively, of our net sales in Japan. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including: unexpected changes in foreign regulatory requirements; differing local product preferences and product requirements; fluctuations in foreign currency exchange rates; political and economic instability; changes in foreign medical reimbursement and coverage policies and programs; diminished protection of intellectual property in some countries outside of the United States; trade protection measures and import or export licensing requirements; difficulty in staffing and managing foreign operations; differing labor regulations; and potentially negative consequences from changes in foreign tax laws. Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. In addition, we are particularly susceptible to the occurrence of any of these risks in Japan due to our high concentration of sales in Japan.

•	IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS AND PROSPECTS MAY BE HARMED. Our ability to compete effectively is dependent upon the proprietary nature of the designs, processes, technologies and materials owned, used by or licensed to us. Although we attempt to protect our proprietary property, technologies and processes through a combination of patent law, trade secrets and non-disclosure agreements, these may be insufficient.

•	WE ARE SUBJECT TO INTELLECTUAL PROPERTY LITIGATION AND INFRINGEMENT CLAIMS, WHICH COULD CAUSE US TO INCUR SIGNIFICANT EXPENSES OR PREVENT US FROM SELLING OUR PRODUCTS. There is a substantial amount of litigation over patent and other intellectual property rights in the eye care industry, and in the ophthalmic surgical device and contact lens care markets particularly. The fact that we have patents issued to us for our products does not mean that we will always be able to successfully defend our patents and proprietary rights against challenges or claims of infringement by our competitors.

•	OUR MANUFACTURING CAPACITY MAY NOT BE ADEQUATE TO MEET THE DEMANDS OF OUR BUSINESS. We manufacture our products or contract with third parties to manufacture our products. Our products are manufactured in quantities sufficient to satisfy our current level of product sales. If we experience increases in sales, we will need to increase our production beyond our present manufacturing capacity. Additionally, in June 2005 our manufacturing agreement with Allergan will terminate and we will be required to increase our manufacturing capacities or to contract with additional parties to manufacture our products. The process to transfer manufacturing of our products to new facilities is lengthy and requires regulatory approval. We cannot assure you that we can successfully increase our capacity on a profitable basis, complete the regulatory approval process in a timely manner, or contract with additional parties on terms acceptable to us, if at all. Until we have transitioned all products manufactured by Allergan, our supply of eye care products is largely dependent on Allergan as a sole source supplier for our European and North American markets. Any prolonged disruption in the operation of our manufacturing facilities or those of our third party manufacturers could materially harm our business.

Advanced Medical Optics, Inc.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rate risk. Our debt is comprised solely of domestic borrowings and is comprised of $381.4 million of fixed rate debt and $250.0 million of variable rate debt.

In 2003 and 2002, the Company realized the value of certain interest rate swaps qualifying as fair value hedges. The unamortized gain was recorded as an adjustment to the carrying amount of the Senior Subordinated Notes as a premium and was being amortized over the remaining life of the Senior Subordinated Notes. As a result of the purchase of the Senior Subordinated Notes, the remaining unamortized gain on the interest rate swaps was fully recognized.

At June 25, 2004, the Company did not have any interest rate swap agreements outstanding.

If interest rates were to increase or decrease by 1.0% for the year, annual interest expense would increase or decrease by approximately $2.5 million.

The table below presents information about our debt obligations as of June 25, 2004:

	June 25, 2004
			Maturing in					Fair
								Market
	2004	2005	2006	2007	2008	Thereafter	Total	Value
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	350,000	350,000	350,000
Weighted Average Interest Rate						2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	31,438	31,438	42,068
Weighted Average Interest Rate						3.50%	3.50%
Variable Rate	$1,250	$2,500	$2,500	$2,500	$121,250	120,000	250,000	250,000
Weighted Average Interest Rate	3.83%	3.83%	3.83%	3.83%	3.83%	3.83%	3.83%
Total Debt Obligations	$1,250	$2,500	$2,500	$2,500	$121,250	501,438	631,438	642,068
Weighted Average Interest Rate	3.83%	3.83%	3.83%	3.83%	3.83%	2.88%	3.08%

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

Advanced Medical Optics, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

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

At June 25, 2004, the aggregate notional amounts and strike amounts of our outstanding yen and euro currency option contracts were $38.8 million and 121.04 and $26.2 million and 1.09, respectively. The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The fair value of these foreign currency option contracts was $0.1 million at June 25, 2004. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of June 25, 2004. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

NEW ACCOUNTING STANDARDS

In March 2004, the Emerging Issues Task Force finalized it consensus on EITF Issue 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (EITF 03-6). EITF 03-6 clarifies what constitutes a participating security and requires the use of the two-class method for computing basic earnings per share when participating convertible securities exist. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. Adoption of EITF 03-6 is not expected to have a material effect on our consolidated financial statements.

At its June 2004 meeting, the Emerging Issues Task Force (EITF) reached a tentative conclusion on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (EITF 04-8). EITF No. 04-8 addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share (EPS). The EITF reached a tentative conclusion that the market price contingency should be ignored and that these securities should be treated as noncontingent, convertible securities and always included in the diluted EPS computation. The tentative conclusion would result in these securities being included in diluted EPS using either the if-converted method or the net share settlement method, depending on the conversion terms of the security. The EITF agreed that the tentative conclusion would be applied by retroactively restating previously reported EPS. Conclusions are expected to be finalized at the September 2004 EITF meeting and EITF No. 04-8 is expected to be effective for fiscal periods ending after December 15, 2004, with restatement of previously reported EPS required. If the tentative conclusion is adopted by the EITF, we expect to irrevocably elect to cash settle the principal amount of the 21/2% convertible senior subordinated notes and thus, the dilutive effect of these notes would be calculated under the net share settlement method. If the tentative conclusion is adopted by the EITF, it would not have a material impact on reported EPS for the three and six months ended June 27, 2003 as the contingent convertible securities outstanding as of June 27, 2003 were issued on June 24, 2003. The tentative conclusion would not have an impact on reported EPS for the year ended December 31, 2003, as the impact of the contingent convertible securities is antidilutive. The tentative conclusion would not have an impact on reported EPS for the three and six months ended June 25, 2004 as we have reported a net loss for both periods.

Advanced Medical Optics, Inc.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our periodic reports filed with the SEC. In addition, we evaluated our internal control over financial reporting and there have been no changes during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(c) Recent Sales of Unregistered Securities

2.50% Convertible Notes

On June 22, 2004, we consummated a private offering of $350 million aggregate principal amount of 2.50% convertible senior subordinated notes due 2024 (the “2.50% convertible notes”) at an offering price equal to 100% of the principal amount. We received approximately $340.5 million in net proceeds from the offering after deducting underwriters’ fees and offering expenses. The 2.50% convertible notes were issued by us to certain institutional investors (the “initial purchasers”) in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 (the “Act”) and were subsequently resold by the initial purchasers in the United States in reliance on Rule 144A under the Act only to “qualified institutional buyers” (as defined in Rule 144A) in transactions exempt from the registration requirements of the Act.

Each $1,000 principal amount of the 2.50% convertible notes will be convertible at each holder’s option into 19.9045 shares of our common stock (which represents an initial conversion price of approximately $50.24 per share), subject to adjustment as provided in the indenture governing the notes, only during specified periods under the following circumstances: (i) during any fiscal quarter commencing after September 24, 2004 if the closing sale price of our common stock for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter exceeds 130% of the conversion price in effect on that 30th trading day; (ii) subject to certain exceptions, during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2.50% convertible notes for each day of such measurement period was less than 95% of the product of the closing sale price of our common stock and the conversion rate then in effect; (iii) if after the earlier of (A) the date the 2.50% convertible notes are rated by both Standard & Poor’s Ratings Services and Moody’s Investor Services and (B) thirty business days from the date the 2.50% convertible notes are issued, during any period in which the credit rating assigned to the notes by either agency falls below a specified level, or if either of these rating agencies does not rate or no longer rates the notes, or if either of these rating agencies suspends or withdraws the rating assigned to the notes; (iv) we have called the 2.50% convertible notes for redemption; (v) a fundamental change has occurred; or (vi) during prescribed periods upon the occurrence of certain corporate events. Upon conversion, we will have the right to deliver, in lieu of shares of our common stock, cash or a combination of cash and shares of our common stock. We also will have the right on or prior to the 26th trading day preceding the maturity date to irrevocably elect to satisfy our conversion obligation with respect to the principal amount of the 2.50% convertible notes to be converted in cash, with any remaining amount to be satisfied in shares of our common stock.

Common Stock

During the quarter ended June 25, 2004, we issued an aggregate of 5,786,775 shares of common stock and paid approximately $4.6 million in cash to a limited number of holders of our 3½% Convertible Senior Subordinated Notes due 2023 (the “3½% convertible notes”) in exchange for approximately $108.6 million aggregate principal amount of the 3½% convertible notes in privately negotiated transactions (the “Private Exchanges”). The issuance of the shares of common stock was made in reliance on Section 3(a)(9) of the Act.

Advanced Medical Optics, Inc.

PART II - OTHER INFORMATION (continued)

(d) Purchases of Equity Securities by the Issuer

The following sets forth the amount of 3½% convertible notes acquired by AMO in the Private Exchanges during the quarter ended June 25, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares or Units	Dollar Value) of
			Purchased as Part	Shares or Units
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares or Units	Paid per Share or	Announced Plans or	Purchased Under the
Period	Purchased	Unit	Programs	Plans or Programs
March 27, 2004 – April 30, 2004	0	—	—	—
May 1, 2004 – May 28, 2004	0	—	—	—
May 29, 2004 – June 25, 2004	$108,562,000	48.69 shares of common stock and $42.19 in cash for each $1,000 principal amount of notes and accrued and unpaid interest thereon	None	None

Item 4: Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the registrant was held on May 20, 2004 at which two directors were re-elected to serve on the Board of Directors for a three-year term until the annual meeting of stockholders to be held in 2007. One other matter was voted on, namely, approval of an amendment to the Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan. This was approved by the stockholders.

A summary of the voting follows:

Directors	For	Withheld	Broker Non-Votes
William R. Grant.	24,163,825	2,704,381	0
Christopher G. Chavez	24,769,601	2,098,605	0

Other Matters	For	Against	Abstain	Broker Non-Votes
Advanced Medical Optics, Inc. 2002 Incentive Compensation Amendment	16,174,779	5,103,019	274,751	5,315,657

Advanced Medical Optics, Inc.

PART II - OTHER INFORMATION (continued)

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Amendment No. 3 to June 17, 2003 Amended and Restated Credit Agreement, dated as of May 28, 2004.

10.2	Amendment No. 4 to June 17, 2003 Amended and Restated Credit Agreement, dated as of June 15, 2004.

10.3	Second Amended and Restated Credit Agreement dated as of June 25, 2004, among Advanced Medical Optics, Inc., as the Borrower, certain of its subsidiaries, as the Guarantors, Lehman Commercial Paper Inc., as Syndication Agent, General Electric Capital Corporation and Bank One, NA, as Co-Documentation Agents, Bank of America, N.A., as Administrative Agent, Swing Line Lender, Foreign Currency Fronting Lender and L/C Issuer, and the other lenders party thereto, and Banc of America Securities LLC and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Book Runners.

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

312	Certification of Richard A. Meier pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James V. Mazzo and Richard A. Meier pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 22, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K furnishing the Company’s press release regarding financial results for the quarter ended March 26, 2004.

On April 22, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K attaching a press release reporting that the Company had entered into a definitive agreement to acquire from Pfizer Inc. Pfizer’s surgical ophthalmology business.

On June 4, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K attaching the Company’s press release announcing that it expects to exchange approximately $83 million aggregate principal amount of its 3 1/2% convertible senior subordinated notes due 2023 for approximately 4.4 million shares of its common stock and approximately $4.6 million in cash.

On June 15, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K attaching the Company’s press release announcing that it intended to offer, in a private offering, $275 million of convertible senior subordinated notes due 2024, plus an additional $55 million of notes subject to the initial purchasers’ option.

On June 16, 2004 the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K regarding certain supplemental information concerning AMO and its business and its acquisition of the ophthalmic surgical business of Pfizer Inc.

On June 17, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K attaching the Company’s press release announcing that it had priced a private offering of $300 million of 21/2% convertible senior subordinated notes due 2024, plus up to an additional $50 million of notes subject to the initial purchasers’ option.

On June 22, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K attaching the Company’s press release announcing the results of its tender offer and consent solicitation for any and all of the $70 million aggregate outstanding principal amount of 91/4% Senior Subordinated Notes due 2010.

Advanced Medical Optics, Inc.

PART II - OTHER INFORMATION (continued)

On June 23, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting the Company had consummated its previously announced private offering of $350 million aggregate principal amount of 2½% convertible senior subordinated notes due 2024, including $50 million issued pursuant to the initial purchasers’ option.

On June 23, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K attaching the Company’s press release announcing the determination of pricing in connection with the previously announced tender offer and consent solicitation for its 9 1/4% Senior Subordinated Notes due 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2004	ADVANCED MEDICAL OPTICS, INC.

/s/ RICHARD A. MEIER Richard A. Meier (Principal Financial Officer)

/s/ ROBERT F. GALLAGHER Robert F. Gallagher (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Amendment No. 3 to June 17, 2003 Amended and Restated Credit Agreement, dated as of May 28, 2004.

10.2	Amendment No. 4 to June 17, 2003 Amended and Restated Credit Agreement, dated as of June 15, 2004.

10.3
Second Amended and Restated Credit Agreement dated as of June 25, 2004, among Advanced Medical Optics, Inc., as the Borrower, certain of its subsidiaries, as the Guarantors, Lehman Commercial Paper Inc., as Syndication Agent, General Electric Capital Corporation and Bank One, NA, as Co-Documentation Agents, Bank of America, N.A., as Administrative Agent, Swing Line Lender, Foreign Currency Fronting Lender and L/C Issuer, and the other lenders party thereto, and Banc of America Securities LLC and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Book Runners.

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

312	Certification of Richard A. Meier pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James V. Mazzo and Richard A. Meier pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.