Form 10-Q
period 2004-09-24
ADVANCED MEDICAL OPTICS INC
filed 2004-11-02
CIK 1168335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from       to       .

COMMISSION FILE NUMBER 001-31257

ADVANCED MEDICAL OPTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0986820
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1700 E. St. Andrew Place	92705
Santa Ana, California	(Zip Code)
(Address of principal executive offices)

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

Yes ☒   No ☐

As of October 27, 2004, there were 36,712,987 shares of common stock outstanding.

ADVANCED MEDICAL OPTICS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 24, 2004

INDEX

Page
PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
(A) Unaudited Condensed Consolidated Statements of Operations - Three Months and Nine Months Ended September 24, 2004 and September 26, 2003	3
(B) Unaudited Condensed Consolidated Balance Sheets - September 24, 2004 and December 31, 2003	4
(C) Unaudited Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 24, 2004 and September 26, 2003	5
(D) Notes to Unaudited Condensed Consolidated Financial Statements	6-17
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004	18-25
CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES	25-28
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29-30
ITEM 4 - CONTROLS AND PROCEDURES	31
PART II - OTHER INFORMATION
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31-32
ITEM 6 - EXHIBITS	32
Signature	33
Exhibit Index	34
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Advanced Medical Optics, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003
Net sales	$198,366	$151,152	$517,414	$434,464
Cost of sales	88,894	57,045	212,577	163,763

Gross profit	109,472	94,107	304,837	270,701
Selling, general and administrative	88,533	67,600	236,620	205,106
Research and development	11,830	9,256	31,043	26,996
In-process research and development	28,100	—	28,100	—

Operating income (loss)	(18,991)	17,251	9,074	38,599

Non-operating expense (income):
Interest expense	8,377	5,888	19,327	20,442
Unrealized gain on derivative instruments	(304)	(341)	(830)	(59)
Other, net	4,708	17,896	127,977	17,161

	12,781	23,443	146,474	37,544

Earnings (loss) before income taxes	(31,772)	(6,192)	(137,400)	1,055
Provision (benefit) for income taxes	(64)	(2,528)	2,103	443

Net earnings (loss)	$(31,708)	$(3,664)	$(139,503)	$612

Net earnings (loss) per share :
Basic	$(0.89)	$(0.13)	$(4.36)	$0.02

Diluted	$(0.89)	$(0.13)	$(4.36)	$0.02

Weighted average number of shares outstanding:
Basic	35,711	29,110	31,977	28,962

Diluted	35,711	29,110	31,977	29,274

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Condensed Consolidated Balance Sheets
(In thousands)

	September 24,	December 31,
	2004	2003
ASSETS
Current assets
Cash and equivalents	$34,098	$46,104
Trade receivables, net	180,919	130,423
Inventories	90,665	41,596
Other current assets	35,922	34,369

Total current assets	341,604	252,492
Property, plant and equipment, net	108,556	68,136
Other assets	36,146	34,635
Intangibles, net	134,157	369
Goodwill	360,798	105,713

Total assets	$981,261	$461,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$2,050	$2,328
Accounts payable	71,863	35,605
Accrued compensation	29,526	24,507
Other accrued expenses	64,314	52,861

Total current liabilities	167,753	115,301
Long-term debt, net of current portion	566,392	233,611
Other liabilities	53,535	19,241
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 120,000,000 shares; issued 36,602,060 and 29,378,599 shares	366	294
Additional paid-in capital	300,173	54,064
Retained earnings (accumulated deficit)	(114,522)	24,981
Accumulated other comprehensive income	7,587	13,868
Less treasury stock, at cost (1,379 and 997 shares)	(23)	(15)

Total stockholders’ equity	193,581	93,192

Total liabilities and stockholders’ equity	$981,261	$461,345

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 24,	September 26,
	2004	2003
Cash flows provided by operating activities:
Net earnings (loss)	$(139,503)	$612
Non cash items included in net earnings (loss):
Amortization and write-off of original issue discount and debt issuance costs	9,860	9,140
Amortization and write-off of net realized gain on interest rate swaps	(3,466)	(2,498)
Depreciation and amortization	14,970	11,618
In-process research and development	28,100
Loss on exchange of convertible senior subordinated notes	110,729	—
Loss on investments and assets	748	639
Unrealized gain on derivative instruments	(830)	(59)
Expense of compensation plan	152	64
Changes in assets and liabilities, net of effect of acquisition:
Trade receivables, net	(52,279)	(5,477)
Inventories	3,055	3,538
Other current assets	(1,715)	4,533
Accounts payable	36,400	533
Accrued expenses and other liabilities	3,625	(5,725)
Other non-current assets	(1,885)	(5,491)

Net cash provided by operating activities	7,961	11,427
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(456,709)	—
Additions to property, plant and equipment	(9,018)	(6,157)
Proceeds from the sale of property, plant and equipment	35	264
Additions to capitalized internal-use software	(739)	(172)
Additions to demonstration and bundled equipment	(5,104)	(5,363)

Net cash used in investing activities	(471,535)	(11,428)
Cash flows from financing activities:
Proceeds from issuance of convertible senior subordinated notes	350,000	140,000
Borrowings under term loans	250,000	22,376
Repayment of long-term debt	(138,236)	(205,000)
Financing related costs	(16,553)	(7,316)
Proceeds from the issuance of common stock	5,087	2,898
Net proceeds from settlement of interest rate swaps	—	582
Purchase of treasury stock	(8)	(120)

Net cash provided by (used in) financing activities	450,290	(46,580)
Effect of exchange rates on cash and equivalents	1,278	1,212

Net decrease in cash and equivalents	(12,006)	(45,369)
Cash and equivalents at beginning of period	46,104	80,578

Cash and equivalents at end of period	$34,098	$35,209

Supplemental non-cash financing activity
Exchange of convertible notes into common stock	$126,558	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2003. The results of operations for the three and nine months ended September 24, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

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

	Three Months Ended		Nine Months Ended
	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003
Net earnings (loss):
As reported	$(31,708)	$(3,664)	$(139,503)	$612
Stock-based compensation expense included in reported net earnings (loss), net of tax	43	23	99	38
Stock-based compensation expense determined under fair value based method, net of tax	(2,419)	(1,122)	(4,720)	(3,720)

Pro forma	$(34,084)	$(4,763)	$(144,124)	$(3,070)

Earnings (loss) per share:
As reported:
Basic	$(0.89)	$(0.13)	$(4.36)	$0.02

Diluted	$(0.89)	$(0.13)	$(4.36)	$0.02

Pro forma – Basic and Diluted	$(0.95)	$(0.16)	$(4.51)	$(0.11)

These pro forma effects are not indicative of future amounts. The Company expects to grant additional awards in the future.

Acquired In-Process Research and Development

Costs to acquire in-process research and development (IPR&D) projects and technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred (see Note 2, “Acquisition of Pfizer Inc. Surgical Ophthalmic Business”).

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Recently Adopted and Issued Accounting Standards

In March 2004, the Emerging Issues Task Force finalized its consensus on EITF Issue 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (EITF 03-6). EITF 03-6 clarifies what constitutes a participating security and requires the use of the two-class method for computing basic earnings per share when participating convertible securities exist. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. Adoption of EITF 03-6 did not have an effect on our consolidated financial statements.

In September 2004, the Emerging Issues Task Force finalized its consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (EITF 04-8). EITF 04-8 addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share (EPS). Under EITF 04-8, the market price contingency should be ignored and these securities should be treated as non-contingent, convertible securities and always included in the diluted EPS computation. EITF 04-8 requires these securities be included in diluted EPS using either the if-converted method or the net share settlement method, depending on the conversion terms of the security. EITF 04-8 is effective for all periods ending after December 15, 2004 and is to be applied by retrospectively restating previously reported EPS. The Company expects to irrevocably elect to cash settle the principal amount of the Notes (as defined in Note 4) and thus, the dilutive effect of the Notes would be calculated under the net share settlement method. Adoption of EITF 04-8 would not have an impact on reported EPS for the three and nine months ended September 24, 2004 or the three months ended September 26, 2003 as we reported a loss for all such periods. Adoption of EITF 04-8 would not have an impact on reported EPS for the nine months ended September 26, 2003 or the year ended December 31, 2003, as the impact of the Existing Notes (as defined in Note 4) is antidilutive.

Note 2: Acquisition of Pfizer Inc. Surgical Ophthalmic Business

On June 26, 2004, pursuant to a stock and asset purchase agreement dated as of April 21, 2004, the Company completed the purchase of Pfizer Inc.’s surgical ophthalmic business for $450 million in cash (Acquisition). Pfizer’s surgical ophthalmic business manufactured and marketed surgical devices for the eyes. The Company acquired ophthalmic surgical products and certain manufacturing and research and development facilities located in Uppsala, Sweden, Groningen, Netherlands and Bangalore, India. The products acquired include the Healon® line of viscoelastic products used in ocular surgery, the CeeOn® and Tecnis® intraocular lenses and the Baerveldt® glaucoma shunt.

The primary reason for the Acquisition is to strengthen the Company’s position in the global ophthalmic surgical industry by expanding its product portfolio and its manufacturing and research and development expertise.

The Acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values.

The results of operations of the Acquisition have been included in the accompanying unaudited condensed consolidated statements of operations from the date of acquisition. The total estimated cost of the Acquisition is as follows (in thousands):

Cash consideration to Pfizer Inc.	$450,000
Direct costs	7,399
Cash acquired	(690)

Total purchase price	$456,709

The above purchase price has been preliminarily allocated based on an estimate of the fair values of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date in accordance with generally accepted accounting principles.

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The purchase price has been allocated based on management’s estimates as follows (in thousands):

Inventories	$52,411
Other current assets	350
Property, plant and equipment	39,066
Intangible assets	135,900
In-process research and development	28,100
Goodwill	258,812
Current liabilities	(14,601)
Non-current liabilities	(655)
Non-current deferred tax liability	(42,674)

Net assets acquired	$456,709

Of the $135.9 million of acquired intangible assets, $121.0 million was assigned to developed technology rights that have a weighted-average useful life of approximately 12.7 years and $14.9 million was assigned to a trademark with a useful life of approximately 13.5 years. Approximately $11.6 million of the goodwill is expected to be deductible for tax purposes. A history of operating margins and profitability, a strong scientific employee base and a strong presence in the viscoelastic market were among the factors that contributed to a purchase price resulting in the recognition of goodwill.

In-process research and development

Approximately $28.1 million of the purchase price represents the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the unaudited condensed consolidated statements of operations for the three and nine months ended September 24, 2004. The estimated fair value assigned to IPR&D is comprised of the following projects (in thousands):

Value of IPR&D Acquired
Tecnis® Monofocal	$1,600
Tecnis® Multifocal	26,500

Total	$28,100

The estimated fair value of these projects was determined based on a discounted cash flow model. For each project, the estimated after-tax cash flows were probability weighted to take into account the stage of completion and the risks surrounding the successful development and commercialization. These cash flows were then discounted to a present value using a discount rate of 14.5%. In addition, solely for the purposes of estimating the fair value of these IPR&D projects, the following assumptions were made:

•	Revenue that is reasonably likely to result from the approved and unapproved, potential uses of identifiable intangible assets that includes the estimated number of units to be sold, estimated selling prices, estimated market penetration and estimated market share and year-over-year growth rates over the product cycles;

•	Regulatory approval for the Tecnis® monofocal lens in Japan is expected in 2005, based on results of current trials. Management also estimates that the Tecnis® multifocal lens will receive its PMA in the U.S. from the FDA in 2007, with approval in Japan in 2008. The time frame and clinical roadmaps for the devices are based on management’s estimates;

•	Remaining developmental R&D and sustaining engineering expenses once commercialized were also estimated by management according to internal planning estimates;

•	Cost of goods sold was assumed to be similar to the current commercialized versions of Tecnis® lenses and includes a direct distribution cost burden; and

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

•	Margins for the promotion, marketing, and sales expenses were assumed at the same level as those for commercialized IOL and viscoelastic franchises and include assumed increases in staffing required to realize estimated worldwide sales expectations.

The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

The following unaudited pro forma information assumes the Acquisition occurred on January 1, 2003. These unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the Acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the nine months ended September 24, 2004 and for the three and nine months ended September 26, 2003 are as follows (in thousands, except per share data):

	Nine Months Ended	Three Months Ended		Nine Months Ended
	September 24, 2004	September 26, 2003		September 26, 2003
Net sales	$592,291	$183,572		$547,942
Net earnings (loss)	31,493 (1)	(5,070	) (2)	8,169 (3)
Earnings (loss) per share:
Basic (4)	$0.81	$(0.14)		$0.23
Diluted (5)	$0.77	$(0.14)		$0.23

(1)	The unaudited pro forma information for the nine months ended September 24, 2004 excludes the following non-recurring charges: incremental cost of sales of $14.1 million from the sale of acquired inventory adjusted to fair value; a $28.1 million in-process research and development charge; a charge of $5.2 million for the write-off of debt issuance costs, one-time commitment fee and original issue discount, net of the recognition of realized gains on interest rate swaps; and early debt extinguishment costs of $126.2 million. The unaudited pro forma information also reflects a $2.3 million decrease in depreciation and amortization related to the estimated fair value of property, plant and equipment and identifiable intangible assets and a $9.7 million increase in interest expense resulting from the recapitalization to fund the Acquisition.

(2)	The unaudited pro forma information for the three months ended September 26, 2003 reflects a net $0.6 million decrease in depreciation and amortization related to the estimated fair value of property, plant and equipment and identifiable intangible assets and a $2.4 million increase in interest expense resulting from the recapitalization to fund the Acquisition.

(3)	The unaudited pro form information for the nine months ended September 26, 2003 reflects a $1.8 million increase in depreciation and amortization related to the estimated fair value of property, plant and equipment and identifiable intangible assets and a $9.5 million increase in interest expense resulting from the recapitalization to fund the Acquisition.

(4)	The weighted average number of shares outstanding used for computation of basic earnings (loss) per share for each of the periods presented include an additional 6.8 million shares exchanged for approximately $126.6 million aggregate principal amount of 3½% convertible senior subordinated notes (see Note 4).

(5)	The weighted average number of shares outstanding used for computation of diluted earnings per share for the nine months ended September 24, 2004 includes the aggregate dilutive effect of approximately 2.2 million shares for stock options and the remaining 3½% convertible senior subordinated notes. The weighted average number of shares outstanding used for computation of diluted earnings per share for the nine months ended September 26, 2003 includes the dilutive effect of approximately 0.3 million shares for stock options.

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 3: Composition of Certain Financial Statement Captions

The components of inventories were as follows:

	September 24,	December 31,
(In thousands)	2004	2003
Finished goods, including inventory on consignment with customers of $9,420 and $6,696 in 2004 and 2003, respectively	$73,814	$37,255
Work in process	5,268	1,056
Raw materials	11,583	3,285

	$90,665	$41,596

The components of amortizable intangibles and goodwill were as follows:

Intangibles

	September 24, 2004		December 31, 2003
	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets:
Technology Rights	$121,000	$(2,388)	$—	$—
Trade Name	14,900	(276)	—	—
Licensing	4,590	(3,950)	3,940	(3,940)
Trademarks	572	(291)	572	(203)

	$141,062	$(6,905)	$4,512	$(4,143)

The technology rights and trade name were acquired in the Acquisition (see Note 2).

Amortization expense of intangible assets for the three and nine months ended September 24, 2004 was $2.7 million and $2.8 million, respectively. Amortization expense of intangible assets for the three and nine months ended September 26, 2003 was immaterial. Amortization expense is expected to be approximately $5.3 million in 2004, $10.7 million in 2005, 2006 and 2007 and $10.5 million in 2008.

Goodwill

(In thousands)	September 24, 2004	December 31, 2003
Goodwill:
United States	$12,783	$12,783
Japan	27,007	28,144
Manufacturing operations	321,008	64,786

	$360,798	$105,713

The change in goodwill is due to goodwill acquired in the Acquisition (see Note 2) and foreign currency fluctuations.

Note 4: Debt and Interest Rate Swap Agreements

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

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

•	during any fiscal quarter commencing after September 24, 2004, if the closing sale price per share of AMO’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter;

•	during the five business days after any five consecutive trading day period in which the trading price of the Notes for each day was less than 95% of the conversion value of the Notes; provided that holders may not convert their Notes in reliance on this provision after July 15, 2019, if on any trading day during such trading period the closing sale price per share of AMO’s common stock was between 100% and 130% of the then current conversion price;

•	upon the occurrence of specified ratings events with respect to the Notes. This conversion feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at September 24, 2004;

•	if the Notes have been called for redemption;

•	if a fundamental change occurs; or

•	upon the occurrence of specified corporate events.

Upon conversion, the Company has the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. Under the indenture for the Notes, the Company may irrevocably elect to satisfy in cash the conversion obligation with respect to the principal amount of the Notes and expects to make such election prior to December 31, 2004.

The Company may redeem some or all of the Notes for cash, on or after January 20, 2010, for a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest, if any, to but excluding the redemption date.

The Notes contain put options, which may require the Company to repurchase all or a portion of the Notes on January 15, 2010, July 15, 2014, and July 15, 2019 at a repurchase price of 100% of the principal amount plus accrued and unpaid interest, including contingent interest, if any, to but excluding the repurchase date. The Company may choose to pay the repurchase price in cash, shares of common stock or a combination of cash and shares of common stock.

Beginning with the six-month interest period commencing January 15, 2010, holders of the Notes will receive contingent interest payments during any six-month interest period if the trading price of the Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the Notes. The contingent interest payable will equal 0.25% of the average trading price of $1,000 principal amount of Notes during the five trading days immediately preceding the first day of the applicable six-month interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at September 24, 2004.

On or prior to January 15, 2010, upon the occurrence of a fundamental change, under certain circumstances, the Company will pay a make whole premium on Notes converted in connection with, or tendered for repurchase upon, the fundamental change. The make whole premium will be payable, in the same form of consideration into which the Company’s common stock has been exchanged or converted, on the repurchase date for the Notes after the fundamental change, both for Notes tendered for repurchase and for Notes converted in connection with the fundamental change. The amount of the make whole premium, if any, will be based on the Company’s stock price on the effective date of the fundamental change. This make whole premium feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at September 24, 2004.

On June 25, 2004, the Company amended and restated its senior credit facility to provide a $250.0 million term loan and a $100.0 million revolving credit facility. The amended and restated senior credit facility matures on June 25, 2009. At September 24, 2004, the Company did not have any borrowings outstanding under the revolving credit facility. Approximately $9.7 million of the revolving credit facility has been reserved to support letters of credit issued on the Company’s behalf. In June 2004, the Company recorded a charge for and paid a $0.5 million fee to the senior credit facility lenders for their commitment to provide financing for the Acquisition in the event certain other financing transactions were not completed in a timely manner.

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The term loan bears interest at current market rates plus a 2.25% margin (3.96% per annum at September 24, 2004). Borrowings under the revolving credit facility, if any, bear interest at current market rates plus a margin based upon the Company’s ratio of debt to EBITDA as defined. The incremental interest margin on borrowings under the revolving credit facility decreases as the Company’s ratio of debt to EBITDA decreases to specified levels. Under the senior credit facility, certain transactions may trigger mandatory prepayment of borrowings, if any. Such transactions may include equity or debt offerings, certain asset sales and extraordinary receipts. The Company pays a quarterly fee (2.25% per annum at September 24, 2004) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.50% per annum at September 24, 2004) on the average unused portion of the revolving credit facility.

The senior credit facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios. Certain covenants under the senior credit facility and the indentures relating to the 3½% convertible senior subordinated notes due April 15, 2023 (Existing Notes) and the Notes may limit the incurrence of additional indebtedness. The senior credit facility prohibits dividend payments. The Company was in compliance with these covenants at September 24, 2004.

The proceeds from the term loan and a portion of the net proceeds from the Notes aggregating $450.0 million were used to fund the Acquisition. In addition, approximately $80.8 million of the net proceeds from the Notes were used to consummate the June 2004 tender offer to purchase the remaining $70.0 million aggregate outstanding principal amount of the 9¼% senior subordinated notes due 2010 (Senior Subordinated Notes) and pay the related premium and consent fees. As a result of the purchase of the Senior Subordinated Notes, the Company recorded a charge of approximately $10.8 million for the premium and consent fees paid and a net gain of $0.7 million for the write-off of capitalized debt related costs and recognition of the realized gain on interest rate swaps in the quarter ended June 25, 2004.

On June 2, 2004, the Company’s Japan subsidiary repaid its ¥2.5 billion, approximately $22.4 million, term loan facility. As a result of the prepayment of the term loan, a charge of $0.7 million for the write-off of capitalized debt related costs was recorded in the quarter ended June 25, 2004.

In the quarter ended June 25, 2004, the Company exchanged approximately 5.8 million shares of common stock and approximately $4.6 million in cash for approximately $108.6 million in aggregate principal amount of Existing Notes in privately negotiated transactions with a limited number of holders (Private Exchanges). The Private Exchanges resulted in an aggregate increase of $216.4 million to common stock and additional paid-in capital. Because the Existing Notes were not convertible into equity at the time of the Private Exchanges, a non-cash charge of approximately $107.2 million and a cash charge of approximately $4.6 million were recorded. The Company also recorded a charge of approximately $3.2 million for the write-off of the pro-rata portion of capitalized debt related costs.

In the current quarter, the Company exchanged approximately 1.0 million shares of common stock for approximately $18.0 million in aggregate principal amount of Existing Notes. These exchanges resulted in an aggregate increase of $21.7 million to common stock and additional paid-in capital. A non-cash charge of $3.5 million representing the fair value of shares issued as a premium was recorded. During the quarter, the Company also repaid $45.0 million of the term loan. As a result of the exchanges and the partial repayment of the term loan, the Company recorded a charge of $1.5 million for the write-off of the pro-rata portion of capitalized debt related costs.

At September 24, 2004, an aggregate principal amount of $350.0 million of Notes, an aggregate principal amount of $13.4 million of Existing Notes and a balance of $205.0 million on the term loan were outstanding.

The aggregate maturities of total long-term debt as of September 24, 2004 are as follows: $1.0 million in 2004; $2.0 million in 2005, $2.1 million in 2006 and 2007; $99.4 million in 2008; and $461.8 million after 2008.

In 2003 and 2002, the Company realized the value of certain interest rate swaps qualifying as fair value hedges. The unamortized gain was recorded as an adjustment to the carrying amount of the Senior Subordinated Notes as a premium and was being amortized over the remaining life of the Senior Subordinated Notes. As a result of the June 2004 purchase of the Senior Subordinated Notes, the remaining unamortized gain on the interest rate swaps was fully recognized.

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In July 2004, the Company entered into an interest rate swap agreement which effectively converts the interest rate on $125.0 million of term loan borrowings from a floating rate to a fixed rate. This interest rate swap matures in July 2006 and qualifies as a cash flow hedge. Changes in fair value of the interest rate swap agreement are recorded in other comprehensive income to the extent such changes are effective and as long as the cash flow hedge requirements are met. At September 24, 2004, the fair value of $(1.0) million of the interest rate swap is recorded in “Other liabilities” in the accompanying unaudited condensed consolidated balance sheet.

Note 5: Arrangements with Allergan

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

Under the manufacturing agreement, Allergan manufactures certain eye care products and VITRAX® viscoelastics for a period of up to three years from the date of the spin-off. The Company purchases these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. During the three months ended September 24, 2004 and September 26, 2003 and during the nine months ended September 24, 2004 and September 26, 2003, the Company purchased $23.8 million and $21.3 million, respectively, and $67.3 million and $58.1 million, respectively, of product from Allergan. On an annual basis, a pricing “true up” calculation is to be performed during the first calendar quarter. This “true up” calculation is based upon the actual volume of products shipped by Allergan to AMO during the preceding year versus the forecasted volume submitted by AMO that was used to calculate the invoiced prices. During the year, the Company periodically reviews the volume of purchases and accrues for estimated shortfalls, if any.

The following table summarizes the charges from Allergan for the above-mentioned services (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003
Selling, general and administrative expenses, net of $511, $249, $646 and $800 charged to Allergan	$(82)	$205	$(395)	$2,067
Research and development	31	98	185	367
Manufacturing “true up” payment (receipt)	—	—	233	(629)

Note 6: Income Taxes

Income taxes are provided using an estimated annual effective tax rate, which includes, in addition to foreign income taxes, U.S. federal income taxes and foreign withholding taxes on the undistributed earnings of non-U.S. subsidiaries.

No income tax benefit has been recognized for the non-cash charge of approximately $110.7 million and the cash charge of approximately $4.6 million related to the exchanges of the Existing Notes nor for the $28.1 million in–process research and development charge.

Note 7: Earnings (Loss) Per Share

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

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following represents a reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003
Net earnings (loss)	$(31,708)	$(3,664)	$(139,503)	$612

Basic shares outstanding	35,711	29,110	31,977	28,962
Dilutive effect of stock options and awards	—	—	—	312

Diluted shares outstanding	35,711	29,110	31,977	29,274

Basic earnings (loss) per share	$(0.89)	$(0.13)	$(4.36)	$0.02

Diluted earnings (loss) per share	$(0.89)	$(0.13)	$(4.36)	$0.02

The effect of approximately 7.0 million shares related to the assumed conversion of the Notes has been excluded from the computation of diluted earnings per share for both 2004 periods presented because none of the conditions that would permit conversion have been satisfied during the periods. The three and nine month periods ended September 24, 2004 exclude the aggregate dilutive effect of 3.7 million shares and 4.3 million shares, respectively, for stock options and the Existing Notes as the effect would be antidilutive. The three-month period ended September 26, 2003 excludes the dilutive effect of 1.3 million shares for stock options as the effect would be antidilutive.

Note 8: Other Comprehensive Income

The following table summarizes components of comprehensive income (loss) (in thousands):

	Three Months Ended
	September 24, 2004			September 26, 2003
		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
	amount	or benefit	amount	amount	or benefit	amount
Unrealized loss on derivative	$(1,020)	$357	$(663)	$—	$—	$—
Foreign currency translation adjustments	(7,331)	2,584	(4,747)	2,215	(984)	1,231

Net earnings (loss)			(31,708)			(3,664)

Total comprehensive income (loss)			$(37,118)			$(2,433)

	Nine Months Ended
	September 24, 2004			September 26, 2003
		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
	amount	or benefit	amount	amount	or benefit	amount
Unrealized loss on derivative	$(1,020)	$357	$(663)	$4,252	$(1,745)	$2,507
Reclassification adjustment for realized loss on derivatives included in net earnings	—	—	—	(2,263)	928	(1,335)
Foreign currency translation adjustments	(8,644)	3,026	(5,618)	7,457	(3,133)	4,324

Net earnings (loss)			(139,503)			612

Total comprehensive income (loss)			$(145,784)			$6,108

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 9: Business Segment Information

Effective January 1, 2004, the Company organized its operations into four geographic operating segments or regions: the Americas (North and South America), Europe/Africa/Middle East, Japan and Asia Pacific (excluding Japan, but including Australia and New Zealand). Previously, Europe/Africa/Middle East and Asia Pacific were combined into one geographic region. Prior period property, plant and equipment, net sales and operating income (loss) have been reclassified to reflect the four operating segments.

The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 25.4% and 26.2% of total net sales for the three months ended September 24, 2004 and September 26, 2003, respectively, and 25.3% and 25.9% of total net sales for the nine months ended September 24, 2004 and September 26, 2003, respectively. Additionally, sales in Japan represented 27.5% and 28.1% of total net sales for the three months ended September 24, 2004 and September 26, 2003, respectively, and 26.1% and 27.4% of total net sales for the nine months ended September 24, 2004 and September 26, 2003, respectively. No other country, or single customer, generates over 10% of total net sales.

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

Geographic Operating Segments

	Property, Plant and Equipment
(In thousands)	September 24, 2004	December 31, 2003
United States	$14,141	$13,732
Europe/Africa/Middle East	2,916	3,457
Japan	1,754	1,930
Asia Pacific	411	652
Americas, excluding United States	69	96

Segments total	19,291	19,867
Manufacturing operations	89,265	48,269

Total	$108,556	$68,136

	Net Sales		Operating Income (Loss)
	Three Months Ended
	September 24,	September 26,	September 24,	September 26,
(In thousands)	2004	2003	2004	2003
United States	$50,386	$39,613	$17,624	$9,257
Europe/Africa/Middle East	66,131	49,731	19,333	11,021
Japan	54,552	42,498	25,372	15,060
Asia Pacific	18,971	12,720	3,481	1,030
Americas, excluding United States	8,326	6,590	1,491	1,119

Segments total	198,366	151,152	67,301	37,487
Manufacturing operations	—	—	9,110	6,951
Research and development, including IPR&D	—	—	(39,930)	(9,256)
Elimination of inter-company profit	—	—	(16,846)	(8,195)
General corporate	—	—	(38,626)	(9,736)

Total	$198,366	$151,152	$(18,991)	$17,251

Advanced Medical Optics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Net Sales		Operating Income (Loss)
	Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
(In thousands)	2004	2003	2004	2003
United States	$130,850	$112,561	$40,764	$25,509
Europe/Africa/Middle East	181,334	151,482	52,320	33,205
Japan	134,871	119,095	53,581	37,342
Asia Pacific	48,231	32,708	8,494	1,104
Americas, excluding United States	22,128	18,618	3,480	2,023

Segments total	517,414	434,464	158,639	99,183
Manufacturing operations	—	—	10,366	22,145
Research and development, including IPR&D	—	—	(59,143)	(26,996)
Elimination of inter-company profit	—	—	(26,883)	(26,869)
General corporate	—	—	(73,905)	(28,864)

Total	$517,414	$434,464	$9,074	$38,599

In each geographic segment, the Company markets products in two product lines: Ophthalmic Surgical and Eye Care. The Ophthalmic Surgical product line markets intraocular lenses, phacoemulsification equipment, viscoelastics, glaucoma shunts and other products related to cataract and refractive surgery. The Eye Care product line markets cleaning, storage and disinfection products for the consumer contact lens market. The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for products in all geographic operating segments. There are no transfers between product lines.

Net Sales by Product Line

	Three Months Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
(In thousands)	2004	2003	2004	2003
Ophthalmic Surgical	$113,496	$74,157	$278,431	$219,982
Eye Care	84,870	76,995	238,983	214,482

Total Net Sales	$198,366	$151,152	$517,414	$434,464

Note 10: Commitments and Contingencies

On December 3, 2003, the Company filed a complaint in the U.S. District Court for the District of Delaware against Alcon, Inc. and Alcon Laboratories, Inc. for infringement of U.S. Patent Nos. 5,700,240 and 6,059,765. The Company alleged that Alcon’s “Infiniti” and “Series 2000 Legacy” phacoemulsification machines infringe the patents. The Company is seeking damages and a permanent injunction.

On January 28, 2004, Alcon Manufacturing, Ltd. filed a complaint against the Company and Allergan, Inc. in the U.S. District Court for the Northern District of Texas, Fort Worth Division, for infringement of U.S. Patent Nos. 4,832,685 and 4,935,005. Alcon alleged that the Company’s Prestige® and Sovereign® phacoemulsification systems and replacement cassettes infringe the patents. Alcon is seeking damages and a permanent injunction. While the amount claimed may be substantial, the ultimate liability cannot be determined or reasonably estimated at this time due to the considerable uncertainties that exist.

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

Note 11: Pension Benefit Plans

The Company sponsors defined benefit pension plans in Japan and in certain European countries. Components of net periodic benefit cost under these plans were (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003
Service cost	$446	$345	$1,348	$1,035
Interest cost	115	92	346	275
Expected return on plan assets	(48)	(27)	(147)	(83)
Amortization of transition amount	1	—	3	2
Amortization of prior service cost	16	14	47	44
Recognized net actuarial loss	9	6	27	17

Net periodic benefit cost	$539	$430	$1,624	$1,290

ADVANCED MEDICAL OPTICS

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004

The following discussion and analysis presents the factors that had a material effect on AMO’s cash flows and results of operations during the three and nine months ended September 24, 2004, and the Company’s financial position at that date. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Certain Factors and Trends Affecting AMO and Its Businesses.” The following discussion should be read in conjunction with the 2003 Form 10-K and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

OVERVIEW

We are a global leader in the development, manufacture and marketing of medical devices for the eye and contact lens care products. Our products in the ophthalmic surgical market include intraocular lenses, phacoemulsification systems, viscoelastics, glaucoma shunts and surgical packs used in cataract surgery, and microkeratomes used in refractive surgery. Our eye care products include disinfecting solutions to destroy harmful microorganisms in and on the surface of contact lenses, daily cleaners to remove undesirable film and deposits from contact lenses, enzymatic cleaners to remove protein deposits from contact lenses and lens rewetting drops to provide added wearing comfort.

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

The Acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at the date of acquisition, at their respective fair values. Our reported financial position and results of operations after June 26, 2004 reflect these values. The impact of purchase accounting resulted in significant non-cash charges in the three months ended September 24, 2004, including an in-process research and development charge of $28.1 million and incremental cost of sales of $14.1 million from the sale of acquired inventory adjusted to fair value. During the quarter, we also incurred other acquisition-related charges totaling approximately $6.9 million as we integrated the Acquisition and eliminated duplicative functions.

Separation from Allergan

On June 29, 2002, Allergan, Inc. (Allergan) transferred its optical medical device business, consisting of the ophthalmic surgical and eye care product lines, to us in connection with a tax-free spin-off. Prior to the spin-off, we entered into several agreements with Allergan in connection with, among other things, transitional services, employee matters, manufacturing and tax sharing.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004

OVERVIEW (continued)

Under the manufacturing agreement, Allergan manufactures certain eye care products and VITRAX® viscoelastics for a period of up to three years from the date of the spin-off. The Company purchases these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. During the three months ended September 24, 2004 and September 26, 2003 and during the nine months ended September 24, 2004 and September 26, 2003, the Company purchased $23.8 million and $21.3 million, respectively, and $67.3 million and $58.1 million, respectively, of product from Allergan. On an annual basis, a pricing “true up” calculation is to be performed during the first calendar quarter. This “true up” calculation is based upon the actual volume of products shipped by Allergan to AMO during the preceding year versus the forecasted volume submitted by AMO that was used to calculate the invoiced prices. During the year, the Company periodically reviews the volume of purchases and accrues for estimated shortfalls, if any.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue and Accounts Receivable

We recognize revenue from product sales when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured, with the exception of intraocular lenses, which are generally distributed on a consignment basis and recognized as revenue upon notification of implantation in a patient and fulfillment of the other revenue recognition criteria. We generally permit returns of product from a customer if the product is returned in a timely manner, in good condition, and through the normal channels of distribution. Return policies in certain international markets can be more stringent and are based on the terms of contractual agreements with customers. Allowances for returns are provided for based upon an analysis of our historical patterns of returns matched against the sales from which they originated. Historically, product returns have been within the amounts estimated.

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

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (Continued)

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

Acquired In-Process Research and Development

Costs to acquire in-process research and development projects and technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred.

RESULTS OF OPERATIONS

Net Sales. The following table compares net sales by product line for the three months and nine months ended September 24, 2004 and September 26, 2003:

	Three Months Ended		Nine Months Ended
(in thousands)	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003
Ophthalmic Surgical	$113,496	$74,157	$278,431	$219,982
Eye Care	84,870	76,995	238,983	214,482

Total Net Sales	$198,366	$151,152	$517,414	$434,464

Domestic	25.4%	26.2%	25.3%	25.9%
International	74.6%	73.8%	74.7%	74.1%

Net sales increased $47.2 million, or 31.2%, to $198.4 million in the three months ended September 24, 2004 from $151.2 million in the three months ended September 26, 2003. Net sales for the nine months ended September 24, 2004 were $517.4 million, a 19.1% increase from the comparable 2003 amount. The increase in net sales in the three and nine months ended September 24, 2004 compared with the same periods last year was the result of sales of products acquired in the Acquisition, sales gains of existing products in both product lines and favorable foreign currency changes. Net sales of acquired products approximated $32.3 million in the three and nine months ended September 24, 2004. Foreign currency fluctuations, particularly related to the Japanese yen and the euro, increased sales by $8.9 million, or 5.9%, and $28.6 million, or 6.6%, in the three and nine months ended September 24, 2004, respectively, as compared to average rates in effect in the prior year periods. Our sales and earnings may be negatively impacted during times of a strengthening U.S. dollar.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004

RESULTS OF OPERATIONS (continued)

Global sales of our ophthalmic surgical products, including net sales of $32.3 million of acquired products, increased $39.3 million, or 53.0%, and increased $58.4 million, or 26.6%, in the three and nine months ended September 24, 2004, respectively, compared with the same periods last year. In the United States, sales of our ophthalmic surgical products increased $9.8 million, or 35.9%, in the three months ended September 24, 2004, and increased $13.0 million, or 16.3%, in the nine months ended September 24, 2004 compared with the same periods last year, primarily due to sales of acquired products, including the Healon® family of viscoelastics and Tecnis® intraocular lenses, and increased sales of phacoemulsification equipment. International sales of our ophthalmic surgical products increased $29.5 million, or 63.0%, and increased $45.4 million, or 32.3%, in the three and nine months ended September 24, 2004, respectively, compared with the same periods last year, primarily due to sales of acquired products, including the Healon® family of viscoelastics and the CeeOn® and Tecnis® intraocular lenses, increases in sales of the SENSAR® intraocular lenses and phacoemulsification equipment and favorable currency changes. Foreign currency fluctuations increased ophthalmic surgical sales by $4.7 million, or 6.3%, and by $14.1 million, or 6.4%, in the three and nine months ended September 24, 2004, respectively. We believe that global sales of ophthalmic surgical products will continue to grow due to sales of acquired products, including the Healon® family of viscoelastics, the CeeOn® and Tecnis® intraocular lenses and the Baerveldt® glaucoma shunt, and increased sales of our SOVEREIGN® COMPACT™ with WHITESTAR™ phacoemulsification system and the SENSAR® and the CLARIFLEX® intraocular lenses, both with the OPTIEDGE™ design.

Global sales of our eye care products increased $7.9 million, or 10.2%, and increased $24.5 million, or 11.4%, in the three and nine months ended September 24, 2004, respectively, as compared with the same periods last year. Sales of our eye care products in the United States increased $1.0 million, or 8.1%, and increased $5.3 million, or 16.0%, in the three and nine months ended September 24, 2004, respectively, as compared with the same periods last year, primarily due to an increase in sales of COMPLETE® branded products. International sales of our eye care products increased $6.9 million, or 10.6%, and increased $19.2 million, or 10.6%, in the three and nine months ended September 24, 2004, respectively, as compared with the same periods last year, primarily due to an increase in sales of our COMPLETE® branded and hydrogen peroxide-based products and favorable currency changes. Foreign currency fluctuations increased eye care sales by $4.2 million, or 5.5%, and by $14.5 million, or 6.8%, in the three and nine months ended September 24, 2004, respectively. We believe that global eye care sales will continue to grow due to increased sales of our COMPLETE® branded and hydrogen peroxide-based products and continued sales growth in Europe and Asia Pacific. The market for eye care products is impacted by trends in the contact lens market, such as advances in surgical procedures for vision correction and the growth of the market for daily and extended wear lenses. These trends could reduce demand for lens care products generally, which we may not be able to completely mitigate.

Gross margin. Our gross margin was 55.2% of net sales in the three months ended September 24, 2004, a decrease of 7.1 percentage points from the comparable prior year period. Our gross margin was 58.9% of net sales in the nine months ended September 24, 2004, a decrease of 3.4 percentage points from the comparable prior year period. The decrease in gross margin as a percent of net sales in the three and nine months ended September 24, 2004 as compared to the same periods last year was primarily due to the incremental cost of sales of $14.1 million from the sale of acquired inventory adjusted to fair value. As the acquired inventory is sold, we expect our gross margin to return to historical levels. In addition, pre-production costs incurred at our manufacturing facility in Madrid, Spain, costs incurred for expansion of our manufacturing facility in Hangzhou, China, and higher costs of product supplied by Allergan contributed to the margin decrease, which was partially offset by sales growth in the higher margin COMPLETE® branded line of eye care products. During the remainder of 2004, we expect our eye care product gross margin percentage will continue to be unfavorably impacted by the sale of acquired inventory adjusted to fair value and higher costs of product supplied by Allergan.

Selling, general and administrative. Selling, general and administrative expenses were $88.5 million, or 44.6% of net sales, and $236.6 million, or 45.7% of net sales, in the three and nine months ended September 24, 2004, respectively, compared to $67.6 million, or 44.7% of net sales, and $205.1 million, or 47.2% of net sales, in the three and nine months ended September 26, 2003, respectively. Selling, general and administrative expenses for the three and nine months ended September 24, 2004 include increased sales and marketing costs related to the acquired products and also include acquisition-related charges totaling approximately $6.9 million and amortization of $2.7 million related to the acquired intangible assets.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004

RESULTS OF OPERATIONS (continued)

Research and development. Research and development expenses were $11.8 million, or 6.0% of net sales, and $31.0 million, or 6.0% of net sales, in the three and nine months ended September 24, 2004, respectively, compared to $9.3 million, or 6.1% of net sales, and $27.0 million, or 6.2% of net sales, in the three and nine months ended September 26, 2003, respectively. The increase in research and development dollars was primarily the result of increased spending for research efforts in the ophthalmic surgical business. As a result of our continued investment in research and development and other business development activities, we launched our new vitreal retinal system, AMO GEMINI™, in Europe, a capsular tension ring in North America, the ReZoom™ intraocular lens in Europe, an advanced formulation of our blink™ contact lens rewetter in the U.S. and Europe, the VERISYSE™ phakic intraocular lens for correction of myopia in the U.S., and expect to bring to market later this year our next generation microkeratome and enhancements to our phacoemulsification platform.

In-process research and development. In the three and nine months ended September 24, 2004, we recorded a $28.1 million in-process research and development charge. The charge represents the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use.

Non-operating expense. Interest expense was $8.4 million and $19.3 million in the three and nine months ended September 24, 2004, respectively, compared to $5.9 million and $20.4 million in the three and nine months ended September 26, 2003, respectively. Interest expense increased in the three months ended September 24, 2004 as compared to the prior year period due to a higher average debt balance.

Interest expense in the three months ended September 24, 2004 includes a pro-rata write-off of debt issuance costs of $1.5 million as a result of the exchange of $18.0 million aggregate principal amount of 3½% convertible senior subordinated notes due April 15, 2023 (Existing Notes) and partial repayment of the term loan. Interest expense in the nine months ended September 24, 2004 includes a pro-rata write-off of debt issuance costs and one-time commitment fee of $7.6 million and write-off of original issue discount of $0.7 million, partially offset by the recognition of realized gains on interest rate swaps of $(3.2) million, all associated with the prepayment of the Japan term loan in June 2004, consummation of the June 2004 tender offer for $70.0 million aggregate principal amount of 9¼% senior subordinated notes (Senior Subordinated Notes), and the exchange of $126.6 million aggregate principal amount of the Existing Notes for common stock and cash.

Interest expense in the three months ended September 26, 2003 includes a pro-rata write-off of debt issuance costs and original issue discount of $5.4 million, partially offset by the recognition of realized gains on interest rates swaps of $(4.2) million resulting from the tender offer and repurchase of Senior Subordinated Notes. Interest expense in the nine months ended September 26, 2003 includes similar costs of $5.8 million, net of the recognition of realized gains on interest rate swaps, resulting from the tender offer and repurchase of Senior Subordinated Notes and prepayment of a term loan.

We recorded an unrealized gain on derivative instruments of $0.3 million and $0.8 million in the three and nine months ended September 24, 2004, respectively, compared to an unrealized gain of $0.3 million and $0.1 million in the three and nine months ended September 26, 2003, respectively. We record as “unrealized (gain) loss on derivative instruments” the mark to market adjustments on the outstanding foreign currency options which we enter into as part of our overall risk management strategy to reduce the volatility of expected earnings in currencies other than the U.S. dollar.

Other non-operating expense for the three and nine months ended September 24, 2004 includes early debt extinguishment costs aggregating $3.5 million and $126.2 million, respectively, associated with the debt transactions noted above. Other non-operating expense for the three and nine months ended September 26, 2003 includes early debt extinguishment costs of $19.4 million associated with the tender offer and repurchase of Senior Subordinated Notes, partially offset by foreign exchange gains and interest income.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004

RESULTS OF OPERATIONS (continued)

Income taxes. The effective tax rate for the three and nine months ended September 24, 2004 was zero and 1.5%, respectively, compared to the effective tax rate of 41.0% for the three and nine months ended September 26, 2003. Excluding the non-cash charge of approximately $110.7 million and the cash charge of approximately $4.6 million related to the exchange of the Existing Notes and the $28.1 million in-process research and development, as no tax benefit for these charges has been recognized, the 2004 effective tax rate would have been 35.0%. Management believes that presentation of this adjusted effective tax rate is useful because it is more representative of ongoing operations. The lower rate in 2004 reflects continuing implementation of our long-term tax strategies, the changes in our capital structure and ongoing improvements in our global supply chain. Income taxes are provided on taxable income at the statutory rates applicable to such income. We have provided for U.S. federal income taxes and foreign withholding taxes on the undistributed earnings of non-U.S. subsidiaries.

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

Historically, we have generated cash from operations in excess of working capital requirements, and we expect to do so in the future. Net cash provided by operating activities was $8.0 million in the nine months ended September 24, 2004 compared to net cash provided by operating activities of $11.4 million in the nine months ended September 26, 2003. Operating cash flow decreased in the nine months ended September 24, 2004 compared to the nine months ended September 26, 2003, primarily due to an increase in trade receivables of $52.4 million, partially offset by an increase in accounts payable of $36.4 million. The increase in trade payables and receivables is primarily due to acquisition-related activities.

Net cash used in investing activities was $471.5 million and $11.4 million in the nine months ended September 24, 2004 and September 26, 2003, respectively. The 2004 amount includes the $456.7 million Acquisition purchase price. Expenditures for property, plant and equipment totaled $9.0 million and $6.2 million in the nine months ended September 24, 2004 and September 26, 2003, respectively. The 2004 expenditures are primarily comprised of expansion of our manufacturing facilities in preparation for the transition away from the Allergan manufacturing agreement, capital expenditures at the acquired manufacturing facilities and construction of research and development facilities at our leased headquarters. We expect to incur significant capital expenditures with respect to the Uppsala, Sweden manufacturing facility during the next two years in order to separate the facility from existing Pfizer operations. The 2003 expenditures are primarily comprised of improvements to our leased headquarters, expansion of manufacturing facilities and a variety of other projects designed to improve productivity. We expect to invest a total of approximately $15.0 million to $20.0 million in property, plant and equipment in 2004. Expenditures for demonstration (demo) and bundled equipment, primarily phacoemulsification and microkeratome surgical equipment, were $5.1 million and $5.4 million in the nine months ended September 24, 2004 and September 26, 2003, respectively. We maintain demo and bundled equipment to facilitate future sales of similar equipment and related products to our customers. We expect to invest a total of approximately $6.0 million to $8.0 million in demo and bundled equipment in 2004. Expenditures for capitalized internal-use software were $0.7 million and $0.2 in the nine months ended September 24, 2004 and September 26, 2003, respectively. We expect to invest a total of approximately $1.0 million to $3.0 million in capitalized internal-use software in 2004.

Net cash provided by financing activities was $450.3 million in the nine months ended September 24, 2004, which was primarily comprised of $350.0 million of proceeds from the issuance of 2½% convertible senior subordinated notes due 2024 (Notes) and a $250.0 term loan, partially offset by repayment of debt of $138.2 million and financing related costs of $16.6 million. Net cash used for financing activities was $46.6 million in the nine months ended September 26, 2003, which was primarily comprised of $162.4 million of long-term borrowings, partially offset by long-term debt repayments of $205.0 million and financing related costs of $7.3 million.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004

LIQUIDITY AND CAPITAL RESOURCES (Continued)

In June 2004, the following transactions occurred: our Japan subsidiary repaid its ¥2.5 billion, approximately $22.4 million, term loan facility; we consummated the offering of $350.0 million of the Notes; we consummated a tender offer to repurchase the remaining $70.0 million aggregate principal amount of Senior Subordinated Notes; and we exchanged $108.6 million aggregate principal amount of Existing Notes for common stock and cash. In addition, in June 2004 we amended and restated our senior credit facility to provide a $250.0 million term loan and a $100.0 million revolving credit facility. As of September 24, 2004, we did not have any borrowings outstanding under the revolving credit facility.

In the three months ended September 24, 2004, we exchanged an additional $18.0 million aggregate principal amount of Existing Notes for approximately 1.0 million shares of common stock and repaid $45.0 million of the term loan.

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

Foreign currency fluctuations. Approximately 75% of our revenues for the nine months ended September 24, 2004 were derived from operations outside the United States, and a significant portion of our cost structure is denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

The impact of foreign currency fluctuations on sales was an $8.9 million increase and a $28.6 million increase for the three and nine months ended September 24, 2004, respectively, and a $7.4 million increase and a $32.5 million increase for the three and nine months ended September 26, 2003, respectively.

.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Contractual obligations. The following represents a list of our material contractual obligations and commitments as of September 24, 2004:

	Payments Due by Year
(In millions)	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt	$1.0	$2.0	$2.1	$2.1	$99.4	$461.8	$568.4
Lease obligations	4.2	12.4	7.1	4.9	4.2	25.4	58.2
IT services	1.3	5.4	5.2	4.7	—	—	16.6
Other purchase obligations, primarily purchases of inventory and capital equipment	42.2	3.1	0.8	0.5	0.5	—	47.1

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES

Certain statements we made in this report and in other reports and statements released by us constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as comments which express our opinions about trends and factors which may impact future operating results. Disclosures that use words such as we “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by us about our businesses including, without limitation, the factors discussed below:

•	WE MAY NOT SUCCESSFULLY MAKE OR INTEGRATE ACQUISITIONS OR ENTER INTO STRATEGIC ALLIANCES. As part of our business strategy, we intend to pursue selected acquisitions and strategic alliances and partnerships. We compete with other ophthalmic surgical products and eye care companies, among others, for these opportunities, and we cannot assure you that we will be able to effect strategic alliances, partnerships or acquisitions on commercially reasonable terms or at all. Even if we enter into these transactions, we may experience: delays in realizing the benefits we anticipate or we may not realize the benefits we anticipate at all; difficulties in integrating any acquired companies and products into our existing business; attrition of key personnel from acquired businesses; costs or charges; difficulties or delays in obtaining regulatory approvals; higher costs of integration than we anticipated; or unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations. Consummating these transactions could also result in the incurrence of additional debt and related interest expense, as well as unforeseen contingent liabilities, all of which could have a material adverse effect on our business, financial condition and results of operations. We may also issue additional equity in connection with these transactions, which would dilute our existing shareholders.

•	WE HAVE A SIGNIFICANT AMOUNT OF DEBT WHICH CONTAINS COVENANTS THAT MAY LIMIT OUR ACTIVITIES. This level of debt could limit cash flows available for working capital, capital expenditures, acquisitions and other corporate purposes, could limit our ability to obtain additional financing and could limit our flexibility to react to competitive or other changes in our industry, and to economic conditions generally. Our ability to comply with loan covenants and to repay or refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (Continued)

•	WE MAY BE REQUIRED TO SATISFY CERTAIN INDEMNIFICATION OBLIGATIONS TO ALLERGAN, OR MAY NOT BE ABLE TO COLLECT ON INDEMNIFICATION RIGHTS FROM ALLERGAN. Under the terms of the contribution and distribution agreement, we and Allergan have each agreed to indemnify each other from and after the spin-off with respect to the indebtedness, liabilities and obligations retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities, if required to do so, will depend upon the future financial strength of each of our companies. We cannot determine whether we will have to indemnify Allergan for any substantial obligations, and we do not have control over or clear visibility to the settlement of certain claims and lawsuits which require partial indemnification by us, such as employment-related claims. We also cannot assure you that if Allergan is obligated to indemnify us for any substantial obligations, Allergan will have the ability to satisfy those obligations.

•	WE MAY BE RESPONSIBLE FOR FEDERAL INCOME TAX LIABILITIES THAT RELATE TO THE DISTRIBUTION OF OUR COMMON STOCK BY ALLERGAN. Allergan has received a ruling from the Internal Revenue Service to the effect that the spin-off qualified as a tax-free transaction. If either we or Allergan breach representations to each other or to the Internal Revenue Service, or if we or Allergan take or fail to take, as the case may be, actions that result in the spin-off failing to meet the requirements of a tax-free spin-off pursuant to Section 355 of the Internal Revenue Code, the party in breach will indemnify the other party for any and all resulting taxes. If we were required to pay any of the potential taxes described above, the payment would have a material adverse effect on our financial position.

•	WE FACE INTENSE COMPETITION AND OUR FAILURE TO COMPETE EFFECTIVELY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS. The markets for our ophthalmic surgical device and eye care products are intensely competitive and are subject to rapid and significant technological change. Many of our competitors have substantially more resources and a greater marketing scale than we do. If we are unable to develop and produce or market our products to effectively compete against our competitors, our operating results will materially suffer. In addition, alternative vision correction solutions could reduce demand for our refractive intraocular lenses or could reduce contact lens use thereby reducing demand for our contact lens care products.

•	OUR BUSINESS IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION. Compliance with these regulations is expensive and time-consuming; and, if we fail to comply, we may be subject to fines, injunctions and penalties that could harm our business. Failure to obtain regulatory clearance or approvals of new products we develop, any limitations imposed by regulatory agencies on the use of new products or the costs of obtaining regulatory clearance or approvals could have a material adverse effect on our business, financial condition and results of operations. In addition, if we or our subcontractors fail to comply with applicable manufacturing regulations, our business could be harmed. Health care initiatives and other cost-containment pressures could cause us to sell our products at lower prices, resulting in less revenue to us.

•	WE COULD EXPERIENCE LOSSES DUE TO PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS OR CORRECTIONS. We have in the past been, and continue to be, subject to recalls and product liability claims. We have assumed the defense of any litigation involving claims related to our business and will indemnify Allergan for all related losses, costs and expenses. As part of our risk management policy, we have obtained third-party product liability insurance coverage. Product liability claims against us may exceed the coverage limits of our insurance policies or cause us to record a self-insured loss. Even if any product liability loss is covered by an insurance policy, these policies have substantial retentions or deductibles that provide that we will not receive insurance proceeds until the losses incurred exceed the amount of those retentions or deductibles. To the extent that any losses are below these retentions or deductibles, we will be responsible for paying these losses. A product liability claim in excess of applicable insurance could have a material adverse effect on our reputation, business, financial position and results of operations.

Advanced Medical Optics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESSES (Continued)

•	WE CONDUCT A SIGNIFICANT AMOUNT OF OUR SALES AND OPERATIONS OUTSIDE OF THE UNITED STATES, WHICH SUBJECTS US TO ADDITIONAL BUSINESS RISKS, SUCH AS BUSINESS INTERRUPTION, INCREASED COSTS AND CURRENCY EXCHANGE RATE FLUCTUATIONS, WHICH MAY CAUSE OUR PROFITABILITY TO DECLINE. Our three manufacturing sites are located outside the continental United States, in Añasco, Puerto Rico, Madrid, Spain, and Hangzhou, China. As a result of the Acquisition, we also have manufacturing and R&D facilities in Groningen, Netherlands, Uppsala, Sweden and Bangalore, India. In the nine months ended September 2004 and in fiscal year 2003, we derived approximately $386.6 million, or 75% of our net sales, and $448.0 million, or 74% of our total net sales, respectively, from sales of our products outside of the United States. In addition, in the nine months ended September 2004 and in fiscal year 2003 we derived approximately 26% and 27%, respectively, from our net sales in Japan. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including: unexpected changes in foreign regulatory requirements; differing local product preferences and product requirements; fluctuations in foreign currency exchange rates; political and economic instability; changes in foreign medical reimbursement and coverage policies and programs; diminished protection of intellectual property in some countries outside of the United States; trade protection measures and import or export licensing requirements; difficulty in staffing and managing foreign operations; differing labor regulations; and potentially negative consequences from changes in foreign tax laws. Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. In addition, we are particularly susceptible to the occurrence of any of these risks in Japan due to our high concentration of sales in Japan.

•	IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS AND PROSPECTS MAY BE HARMED. Our ability to compete effectively is dependent upon the proprietary nature of the designs, processes, technologies and materials owned, used by or licensed to us. Although we attempt to protect our proprietary property, technologies and processes through a combination of patent law, trade secrets and non-disclosure agreements, these may be insufficient.

•	WE ARE SUBJECT TO INTELLECTUAL PROPERTY LITIGATION AND INFRINGEMENT CLAIMS, WHICH COULD CAUSE US TO INCUR SIGNIFICANT EXPENSES OR PREVENT US FROM SELLING OUR PRODUCTS. There is a substantial amount of litigation over patent and other intellectual property rights in the eye care industry, and in the ophthalmic surgical device and contact lens care markets particularly. The fact that we have patents issued to us for our products does not mean that we will always be able to successfully defend our patents and proprietary rights against challenges or claims of infringement by our competitors. If someone claims that our products infringe their intellectual property rights, any resulting litigation could be costly and time consuming. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. We also may be subject to significant damages or an injunction preventing us from manufacturing, selling or using our products.

•	OUR MANUFACTURING CAPACITY MAY NOT BE ADEQUATE TO MEET THE DEMANDS OF OUR BUSINESS. We manufacture our products or contract with third parties to manufacture our products. Our products are manufactured in quantities sufficient to satisfy our current level of product sales. If we experience increases in sales, we will need to increase our production beyond our present manufacturing capacity. Additionally, in June 2005 our manufacturing agreement with Allergan will terminate and we will be required to increase our manufacturing capacities or to contract with additional parties to manufacture our products. The process to transfer manufacturing of our products to new facilities is lengthy and requires regulatory approval. We cannot assure you that we can successfully increase our capacity on a profitable basis, complete the regulatory approval process in a timely manner, or contract with additional parties on terms acceptable to us, if at all. Until we have transitioned all products manufactured by Allergan, our supply of eye care products is largely dependent on Allergan as a sole source supplier for our European and North American markets. Any prolonged disruption in the operation of our manufacturing facilities or those of our third party manufacturers could materially harm our business.

Through the Acquisition, we acquired three manufacturing facilities, which are located in Groningen, Netherlands, Uppsala, Sweden and Bangalore, India. We expect to incur significant capital expenditures with respect to the Uppsala, Sweden manufacturing facility during the first two years following the Acquisition in order to separate the facility from existing Pfizer operations. These capital expenditures may be significantly higher than we expect. Although we have an agreement with Pfizer to assist us with the separation and related transition services, there can be no assurance that Pfizer will be able to provide the necessary services to enable us to transition and separate the Uppsala facility in the manner and in the time frame we desire.

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

To ensure the adequacy and effectiveness of our interest rate and foreign exchange hedge positions, we continually monitor, from an accounting and economic perspective, our interest rate swap positions and foreign exchange forward and option positions, when applicable, both on a standalone basis and in conjunction with our underlying interest rate and foreign currency exposures.

Interest rate risk. Our debt is comprised solely of domestic borrowings and is comprised of $363.4 million of fixed rate debt and $205.0 million of variable rate debt.

In July 2004, we entered into an interest rate swap agreement, which effectively converts the interest rate on $125.0 million of term loan borrowings from a floating rate to a fixed rate. This interest rate swap matures in July 2006 and qualifies as a cash flow hedge. Changes in fair value of the interest rate swap agreement are recorded in other comprehensive income to the extent such changes are effective and as long as the cash flow hedge requirements are met. At September 24, 2004, the fair value of $(1.0) million of the interest rate swap is recorded in “Other liabilities” in the accompanying unaudited condensed consolidated balance sheet.

If interest rates were to increase or decrease by 1.0% for the year, annual interest expense would increase or decrease by approximately $2.1 million.

The table below presents information about our debt obligations as of September 24, 2004:

	September 24, 2004
			Maturing in					Fair
								Market
	2004	2005	2006	2007	2008	Thereafter	Total	Value
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	350,000	350,000	373,695
Weighted Average Interest Rate						2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	13,442	13,442	27,206
Weighted Average Interest Rate						3.50%	3.50%
Variable Rate	$1,025	$2,050	$2,050	$2,050	$99,425	98,400	205,000	205,000
Weighted Average Interest Rate	3.96%	3.96%	3.96%	3.96%	3.96%	3.96%	3.96%
Total Debt Obligations	$1,025	$2,050	$2,050	$2,050	$99,425	461,842	568,442	605,901
Weighted Average Interest Rate	3.96%	3.96%	3.96%	3.96%	3.96%	2.84%	3.05%

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

At September 24, 2004, the aggregate notional amounts and strike amounts of our outstanding yen and euro currency option contracts were $33.5 million and 118.20 and $27.3 million and 1.12, respectively. The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The fair value of these foreign currency option contracts was $0.3 million at September 24, 2004. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of September 24, 2004. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

NEW ACCOUNTING STANDARDS

In September 2004, the Emerging Issues Task Force finalized its consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (EITF 04-8). EITF 04-8 addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share (EPS). Under EITF 04-8, the market price contingency should be ignored and these securities should be treated as non-contingent, convertible securities and always included in the diluted EPS computation. EITF 04-8 requires these securities be included in diluted EPS using either the if-converted method or the net share settlement method, depending on the conversion terms of the security. EITF 04-8 is effective for all periods ending after December 15, 2004 and is to be applied by retrospectively restating previously reported EPS. We expect to irrevocably elect to cash settle the principal amount of the Notes and thus, the dilutive effect of the Notes would be calculated under the net share settlement method. Adoption of EITF 04-8 would not have an impact on reported EPS for the three and nine months ended September 24, 2004 or the three months ended September 26, 2003 as we reported a loss for all such periods. Adoption of EITF 04-8 would not have an impact on reported EPS for the nine months ended September 26, 2003 or the year ended December 31, 2003, as the impact of the Existing Notes is antidilutive.

Advanced Medical Optics, Inc.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our periodic reports filed with the SEC. In addition, we evaluated our internal controls over financial reporting and there have been no changes during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities

Common Stock

     During the quarter ended September 24, 2004, AMO issued an aggregate of 973,619 shares of common stock to a limited number of holders of AMO’s 3½% Convertible Senior Subordinated Notes due 2023 (the “3½% convertible notes”) in exchange for approximately $18.0 million aggregate principal amount of the 3½% convertible notes in privately negotiated transactions. The issuance of the shares of common stock was made in reliance on Section 3(a)(9) of the Act.

Advanced Medical Optics, Inc.

PART II — OTHER INFORMATION (continued)

(d) Purchases of Equity Securities by the Issuer

The following sets forth the amount of 3½% convertible notes acquired by AMO during the quarter ended September 24, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares or Units	Dollar Value) of
			Purchased as Part	Shares or Units
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares or Units	Paid per Share or	Announced Plans or	Purchased Under the
Period	Purchased	Unit	Programs	Plans or Programs
June 26, 2004 – July 30, 2004	$2,996,000	48.69 shares of common stock for each $1,000 principal amount of notes and accrued and unpaid interest thereon	None	None
July 31, 2004 – August 27, 2004	None	—	None	None
August 28, 2004 – September 24, 2004	$15,000,000	48.69 shares of common stock for each $1,000 principal amount of notes and accrued and unpaid interest thereon	None	None

Item 6. Exhibits

10.1	First Amendment to Advanced Medical Optics, Inc. 2002 Employee Stock Purchase Plan.

10.2	First Amendment to Advanced Medical Optics, Inc. 2002 International Stock Purchase Plan.

10.3	Updated Schedule of Parties to the Employment Agreement

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard A. Meier pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James V. Mazzo and Richard A. Meier pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2004	ADVANCED MEDICAL OPTICS, INC.
/s/ RICHARD A. MEIER Richard A. Meier (Principal Financial Officer)
/s/ ROBERT F. GALLAGHER Robert F. Gallagher (Principal Accounting Officer)

EXHIBIT INDEX

10.1	First Amendment to Advanced Medical Optics, Inc. 2002 Employee Stock Purchase Plan.

10.2	First Amendment to Advanced Medical Optics, Inc. 2002 International Stock Purchase Plan.

10.3	Updated Schedule of Parties to the Employment Agreement

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard A. Meier pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James V. Mazzo and Richard A. Meier pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.