Form 10-K
period 2004-12-31
ADVANCED MEDICAL OPTICS INC
filed 2005-03-02
CIK 1168335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-31257

ADVANCED MEDICAL OPTICS, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	33-0986820
(State of Incorporation)	(I.R.S. Employer Identification No.)

1700 E. St. Andrew Place, Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (714) 247-8200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each class registered
Common Stock, $0.01 par value Preferred Stock Purchase Rights	New York Stock Exchange

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates is approximately $1.2 billion based upon the closing price on the New York Stock Exchange as of June 25, 2004.

Common Stock outstanding as of February 28, 2005 – 37,180,809 shares (including 1,379 shares held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2005 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2004.

PART I

Item 1. Business

AMO was incorporated in Delaware in October 2001 as a subsidiary of Allergan, Inc. (Allergan). Allergan spun-off our company to its stockholders by way of a distribution of all of our shares of common stock on June 29, 2002. As a result of our spin-off from Allergan, we are an independent public company, and Allergan has no continuing stock ownership in us. Unless the context requires otherwise, references to “AMO”, the “Company,” “we,” “us” or “our” refer to Allergan’s optical medical device business for the periods prior to June 29, 2002 and to Advanced Medical Optics, Inc. and its subsidiaries for the periods on or after such date.

Overview

We are a global leader in the development, manufacture and marketing of medical devices for the eye. We have two major product lines: ophthalmic surgical and eye care. Our ophthalmic surgical product line provides medical devices for use in the cataract and refractive surgery markets. In the cataract surgery market, we focus on the four key products required for cataract surgery – foldable intraocular lenses, or IOLs, implantation systems, phacoemulsification systems and viscoelastics. In the refractive surgery market, in addition to IOLs and viscoelastics, we market microkeratomes for use in the LASIK procedure. Our eye care product line provides a full range of contact lens care products for use with most types of contact lenses. These products include single-bottle, multi-purpose cleaning and disinfecting solutions, hydrogen peroxide-based disinfecting solutions, daily cleaners, enzymatic cleaners and contact lens rewetting drops. In 2004, we began selling contact lenses in Europe, as well. Our products are sold in approximately 60 countries, and we have direct operations in approximately 20 countries.

In June 2004, we completed our acquisition of Pfizer Inc.’s surgical ophthalmic business, which expanded our viscoelastic and IOL product offerings, allowing us to offer a more comprehensive portfolio of products required to perform cataract surgery. We acquired the Healon family of viscoelastic products and the Tecnis and CeeOn IOL brands. The addition of the Healon family, one of the leading viscoelastic brands, significantly expanded our viscoelastic product line. The Tecnis and CeeOn IOL brands further strengthened our position in the ophthalmic surgery market with the Tecnis multifocal IOL brand expanding our product offerings into the refractive correction market. We also acquired the Baerveldt glaucoma shunt, or drainage device, which provided an entry for us into the glaucoma market.

In November 2004, we entered into an agreement with VISX, Incorporated, the global leader in laser vision correction, to acquire the company for a combination of cash and stock with an estimated value of approximately $1.3 billion on the announcement date. VISX manufactures excimer laser systems, associated diagnostic devices, and treatment cards. Under the terms of the definitive merger agreement, VISX stockholders are expected to receive 0.552 shares of Company common stock and $3.50 in cash for every share of VISX common stock they own. We expect to complete the acquisition during the second quarter of 2005. For a description of the risks related to this transaction, see “Risks Relating to the Merger with VISX, Incorporated” beginning on page 22.

Industry

Vision and Vision Impairment.

•	How Vision Works. Vision is generated by the cornea and the lens, which work together to focus light, and the iris, which regulates the amount of light that passes through the cornea onto the retina. The retina contains light-sensitive receptors that transmit the image through the optic nerve to the brain.

•	Cataracts. Cataracts are an irreversible progressive ophthalmic condition in which the eye’s natural lens loses its usual transparency and becomes clouded and opaque. This clouding obstructs the passage of light to the retina and can eventually lead to blindness.

•	Refractive Disorders. Refractive disorders, such as myopia, hyperopia, astigmatism and presbyopia, occur when the lens system is unable to properly focus images on the retina. For example, with myopia (nearsightedness), light rays focus in front of the retina because the curvature of the cornea is too steep. With hyperopia (farsightedness), light rays focus behind the retina because the curvature of the cornea is too flat. Astigmatism makes it difficult for a person to focus on any object because the otherwise uniform curvature of the cornea is somehow disrupted or becomes uneven. Presbyopia is the progressive loss of flexibility of the lens and its ability to change shape to focus on near or far objects, and is presumably caused by aging of the eye’s lens and the muscles that control the shape of the lens. In the United States, approximately 166 million people suffer from some type of refractive disorder.

Ophthalmic Surgical Products Market. Ophthalmic surgical products generally are designed to correct impaired vision through minimally invasive surgical procedures. As the eye ages, the prevalence of cataracts and refractive disorders generally increases. We believe that an aging population, introduction of new technologies and increasing market acceptance present opportunities for growth in the ophthalmic surgical market.

Cataract Treatment. The largest segment of the ophthalmic surgical products market is the treatment of cataracts. Cataract extraction followed by IOL implantation is one of the most common surgical procedures performed in the United States and most other developed nations. As estimated by MarketScope, approximately 2.7 million cataract procedures were performed in the United States and over 14.3 million cataract procedures were performed worldwide in 2004. MarketScope estimates that the global cataract surgery market, which includes sales of IOLs, phacoemulsification equipment, viscoelastics and other related products, was approximately $2.6 billion in 2004 and is projected to grow at a compound annual growth rate of approximately 6% from 2004 to 2009. The data in this report attributed to MarketScope is used with the permission of MarketScope.

During cataract surgery, patients are often treated using phacoemulsification, a process that uses ultrasound waves to break the natural lens into tiny fragments that can be removed from the eye. Viscoelastics are used during cataract surgery to protect the inner layer of the cornea, provide lubrication and maintain space in the capsular bag (which houses the lens), allowing the eye to maintain its shape.

The following table sets forth the estimated revenues for each component of the global cataract surgery market in its various components for the year 2004 according to MarketScope (in millions):

IOLs	$1,066

Viscoelastics	479

Phacoemulsification machines and accessories	260

Other	800

Total	$2,605

Refractive Vision Correction. Another segment of the ophthalmic surgical market is the surgical treatment of refractive disorders.

•	LASIK. The most common surgical technique for treating refractive disorders is laser assisted in-situ keratomileusis, or LASIK. LASIK involves the use of an automated cutting device to cut a thin corneal flap, which is then pulled back to expose the underlying tissue, which is treated using an excimer laser to achieve vision correction. The most common cutting device is called a microkeratome.

•	IOLs. Surgical implantation of IOLs may be used to treat those patients with refractive disorders that cannot be treated with LASIK. For example, a patient with a thin cornea may not be recommended for LASIK treatment, but could be eligible for a phakic IOL. Phakic IOLs can be implanted in front or in back of the iris and work in conjunction with the patient’s natural lens to treat refractive disorders. Other procedures, such as replacing the patient’s natural lens with an accommodating IOL for refractive vision correction, are also being developed.

Eye Care Market. As the use of contact lenses has become increasingly popular, the demand for disinfecting solutions, daily cleaners, enzymatic cleaners and contact lens rewetting drops has increased. We believe that the contact lens care industry is growing as a result of broader acceptance among younger wearers and continued improvement in contact lens and contact lens care technologies. In addition, in response to increasing popularity of more frequently replaceable lenses and consumer interest in more convenient lens care regimens, we believe the contact lens care market continues to evolve towards greater use of single-bottle, multi-purpose solutions.

Our Products

Ophthalmic Surgical Product Line

Our ophthalmic surgical products business develops, manufactures and markets medical devices for the cataract and refractive surgery markets, with a focus on technologically advanced products.

Cataract Surgery

We focus on the four key devices for the cataract surgery market:

•	Foldable IOLs – Foldable IOLs are artificial lenses used to replace the human lens.

•	Implantation systems – Implantation systems are designed and used specifically to implant IOLs during cataract surgery.

•	Phacoemulsification systems – Phacoemulsification systems use ultrasound during small incision cataract surgery to break apart and remove the cloudy human lens prior to its replacement with an IOL.

•	Viscoelastics – Viscoelastics provide a barrier of protection for the cornea during phacoemulsification and maintain the shape of the eye during IOL insertion.

Intraocular Lenses. As a leading provider of IOLs, we offer surgeons a choice of high quality, innovative foldable IOLs in both acrylic and silicone, together with our proprietary implantation systems, for use in minimally invasive cataract surgical procedures. We are the only company that offers a selection of IOLs in both silicone and acrylic materials in the United States, and we offer both monofocal and multifocal designs. Sales of our IOLs represented approximately 32%, 34% and 34% of our net sales in 2004, 2003 and 2002, respectively. Our IOLs include:

•	Tecnis – the only foldable IOL with an aspheric surface and the only IOL to receive FDA approval for claims of improved functional vision, which results in quicker recognition of objects in lower-light conditions. Tecnis Multifocal is approved in Europe for treatment of presbyopia. We acquired this product from Pfizer in June 2004.

•	Sensar – an acrylic monofocal IOL, with the patented OptiEdge design, intended to reduce post-surgical posterior capsular opacification, in order to lessen the need for subsequent corrective laser procedures, and to reduce the potential for unwanted glare and reflections following implantation.

•	ClariFlex – a silicone monofocal IOL, also with the OptiEdge design.

•	PhacoFlex II – a line of silicone monofocal IOLs.

•	Array, Array II and ReZoom – a silicone or acrylic multifocal IOL with optical zones that provide near, intermediate and distance vision, reducing that patient’s dependence on eyeglasses. The Array and ReZoom IOLs are also approved in Europe for the treatment of presbyopia.

•	CeeOn – a brand of IOL that is available in both a foldable and PMMA, or non-foldable, version. We also acquired this product from Pfizer.

Implantation Systems. As a companion to our foldable IOLs, we market insertion systems for each of our foldable IOL models. The Unfolder, our proprietary series of implantation systems, which includes the Emerald, SilverT and Silver implantation systems, is used for insertion of our foldable IOLs. These systems assist the surgeon in achieving controlled release of the intraocular lens into the capsular bag through a small incision in the eye.

Phacoemulsification Systems. We are a leading provider of phacoemulsification systems, and have a range of systems to meet market needs. Phacoemulsification systems use disposable or reusable packs that are necessary to operate the equipment. The majority of our phacoemulsification product sales are from sales of these packs and related accessories. Sales of our phacoemulsification products represented approximately 10%, 11% and 11% of our net sales in 2004, 2003 and 2002, respectively.

We currently market the following phacoemulsification systems:

•	Sovereign – our premier phacoemulsification system is designed to reduce procedure times and provide the surgeon with increased control. The Sovereign system is available with our proprietary Occlusion Mode and WhiteStar technology, which creates less heat and turbulence in the ocular environment, giving rise to the term “cold phaco” and enabling better patient outcomes. Our WhiteStar technology also permits the system to offer bimanual, micro-incision phaco, a procedure which gives surgeons more operating flexibility over traditional techniques.

•	Sovereign Compact -is a mid-sized phacoemulsification system designed to meet surgeons’ needs for an advanced phacoemulsification system, with the same functionality of the Sovereign system, in a smaller, more portable size. The Sovereign Compact system is also available with Occlusion Mode and WhiteStar technology.

•	The Diplomax and Prestige – our more affordable phacoemulsification systems that are currently positioned primarily for markets outside the United States. These systems provide more basic options as compared to the Sovereign and Sovereign Compact systems while providing the necessary control during the procedure.

Viscoelastics. We acquired from Pfizer in June 2004 the Healon family of viscoelastics, and as a result are a leading provider of viscoelastic products. The Healon family is one of the leading brands of viscoelastics and has significantly expanded the scale of our existing viscoelastic offering, which includes our Vitrax and Vitrax II brands of viscoelastic. The different characteristics associated with each Healon product, Healon, Healon GV and Healon5, provide surgeons with a range of viscoelastic choices that combine the familiarity of the Healon line with advanced technologies to satisfy different surgical needs. Healon was the first viscoelastic introduced into the ophthalmic surgical product market and is known for its purity and ease of use. Healon GV is of a greater viscosity than the original Healon solution, which is designed for certain ophthalmic surgical procedures. Healon5 is the first and only viscoadaptive agent to exhibit properties of both cohesive and dispersive viscoelastics. Healon5 has the highest viscosity of any viscoelastic currently available and is designed to create and maintain a deep anterior chamber during surgery, which facilitates manipulation inside the eye. Our Vitrax product complements the Healon family to meet a full range of needs during surgery. Vitrax is a low molecular weight dispersive viscoelastic used during the phacoemulsification process to protect the cornea. Sales of our viscoelastic products represented approximately 10%, 3% and 2% of our net sales in 2004, 2003 and 2002, respectively.

Other Cataract Surgical Related Products. In addition to our IOLs, phacoemulsification equipment and viscoelastics, we also provide several ancillary products related to the cataract surgery market, including:

•	Irrigating Solutions. We offer irrigating solutions for use in cataract surgery to help maintain space in the eye and to aid in removing residual tissue during phacoemulsification. Irrigating solutions are balanced saline solutions that are compatible with the natural fluid of the anterior segment of the eye.

•	Custom Eye Trays. We work with partners in our local markets to offer custom eye trays to our customers. These custom eye trays typically consist of all of the ancillary items that a surgeon needs to use in a single cataract surgery, such as surgical knives, drapes, gloves and gowns. Our partners typically handle assembly, distribution and billing for the product and in most cases we receive a fee per tray from our partners.

•	Capsular Tension Rings. In the United States, we sell the StabilEyes capsular tension ring, which is inserted into the capsular bag during cataract surgery and functions to stabilize the capsular bag during placement of an IOL. We also market and distribute the Inject-o-Ring capsular tension ring in Europe. We distribute these products under arrangements with Ophtec B.V. in the United States and Corneal in Europe, respectively.

Refractive Surgery

The most common refractive surgery procedure is laser surgery.

In the refractive surgery market, we are a worldwide distributor of the Amadeus and Amadeus II microkeratome system and SurePass microkeratome blades, which have the most predictable outcomes in our industry. Surgeons use microkeratomes in LASIK procedures to cut a flap of corneal tissue before treatment with an excimer laser. We also have an exclusive co-marketing agreement in the United States with VISX, Incorporated, which sells excimer laser systems.

In Europe, we market our Verisyse, ReZoom, Array and Tecnis multifocal IOLs for refractive procedures. The Verisyse IOL is an implant that works in combination with the natural lens for the correction of refractive errors, such as nearsightedness. We also have recent FDA approval for the Verisyse phakic IOL in the United States.

Other Surgical Products

Glaucoma Implant. The Baerveldt glaucoma implant is indicated for use in patients with medically uncontrollable glaucoma and a poor surgical prognosis due to severe preexisting conditions. This can include: neovascular glaucoma, aphakic/pseudophakic glaucoma, failed conventional surgery, congenital glaucoma, and secondary glaucoma due to uveitis or epithelial down growth. Baerveldt glaucoma implants are available in three models, all of which feature a larger surface area plate than competing single-quadrant devices.

Eye Care Product Line

In the eye care market, we focus on creating products that make contact lenses more comfortable and simplify contact lens care and promote ocular health. Our eye care business develops, manufactures and markets a full range of contact lens care products for use with most types of contact lenses. Our comprehensive product offering includes single-bottle, multi-purpose cleaning and disinfecting solutions and hydrogen peroxide-based disinfecting solutions to destroy harmful microorganisms in and on the surface of contact lenses; daily cleaners to remove undesirable film and deposits from contact lenses; enzymatic cleaners to remove protein deposits from contact lenses; and lens rewetting drops to provide added wearing comfort.

Multi-Purpose Solutions. We market our Complete brand single-bottle multi-purpose solutions, a convenient, one bottle chemical disinfecting system for soft contact lenses, on a worldwide basis. Complete MoisturePLUS is the first single-bottle, multi-purpose solution with dual demulcents to help prevent contact lens dryness and discomfort and promote ocular health. Sales of our multi-purpose solutions represented approximately 21%, 23% and 22% of our net sales in 2004, 2003 and 2002, respectively. We also offer Complete Blink-N-Clean, a unique in-the-eye lens cleaning solution.

Hydrogen Peroxide-Based Solutions. We offer products that use hydrogen peroxide-based disinfection systems. Our leading hydrogen peroxide brands are the Oxysept 1 Step, Ultracare, Consept 1 Step and Consept F solutions. Sales of our hydrogen peroxide-based solutions represented approximately 14%, 16% and 18% of our net sales in 2004, 2003 and 2002, respectively.

Lens Rewetting Solutions. We believe that dryness and discomfort are the reasons most often cited for discontinuing contact lens wear. We have introduced contact lens rewetting drops designed to provide prolonged lubrication and improved protection against dryness. Our products in this category include Complete and blink rewetting solutions.

Contact Lenses. In 2004, we entered the contact lens business outside of the United States with the introduction of the AquaVision monthly disposable contact lens.

Research and Development

Our long-term success is dependent on the introduction of new and innovative products in both the ophthalmic surgical and eye care businesses. Our research and development strategy is to develop proprietary products for vision correction that are safe and effective and address unmet needs. As we implement this strategy, we will seek to develop new products with measurable benefits such as increased practitioner productivity, better patient outcomes and reduced costs to health care payors and providers.

Research and development activities for our ophthalmic surgical business are focused on expanding our product portfolio for both cataract and refractive surgery. Within cataract surgery, we have focused on six areas of opportunity to provide superior outcomes:

•	Small incision surgery – work with a variety of advanced lens materials to enable small incision surgery which results in less induced astigmatism, rapid stabilization of the wound and faster visual rehabilitation.

•	Advances in phacoemulsification – technology providing surgeons with high levels of cutting efficiency but with less heat and turbulence directed into the ocular environment enabling potential for more effective and safer cataract extraction procedures.

•	Restoring accommodation following cataract surgery – following cataract surgery, the eye may lose its ability to accommodate, or shift its field of focus.

•	Improving quality of vision – advancements in optics and optical surface designs.

•	Reducing posterior capsular opacification, or PCO, following cataract surgery — PCO is a clouding of the posterior portion of the intraocular lens that occurs in some patients following cataract surgery. Currently, treatment of moderate to severe PCO typically requires a laser procedure.

•	Greater ease of use for practitioners – development of advanced insertion devices which allow for easier handling in the operating room and greater surgeon control.

Current projects include expansion of our portfolio of IOLs with the launch of a new multifocal IOL, ReZoom, an acrylic version of the Tecnis IOL, and a next generation Sensar IOL. Other projects include developing easier to use insertion systems for our foldable IOLs that provide for faster and safer procedures, and advances to our high end phacoemulsification system including our proprietary WhiteStar software technology.

In addition to cataract surgery products, we are leveraging our expertise in IOL implant technology to the areas of the surgical correction of refractive errors such as the Verisyse phakic IOL. These areas represent large unmet needs that are not addressed by current surgical procedures. Products that are currently under development include refractive implants for correction of moderate to high myopia and presbyopia.

Our research and development efforts in the eye care business are aimed at developing proprietary systems that are effective and more convenient for customers to use, which we believe will result in longer, more comfortable lens wear and a higher rate of compliance with recommended lens care procedures. Our efforts include seeking formulations that provide prolonged lubrication, improved protection against dryness and enhanced cleaning without irritation and ocular health. Our research and development efforts have resulted in the continued development of our flagship Complete brand multi-purpose solution and blink rewetter solutions, with further advancements currently in development.

We plan to supplement our research and development activities with a commitment to identifying and obtaining new technologies through in-licensing, technological collaborations and joint ventures, including the establishment of research relationships with academic institutions and individual researchers.

We spent approximately $45.6 million in 2004, $37.4 million in 2003, and $29.9 million in 2002 on research and development. Total research and development expense in 2004 was $73.7 million, including a non-cash in-process research and development charge of $28.1 million. Research and development spending represented 6.1%, 6.2%, and 5.6% of total net sales in 2004, 2003, and 2002, respectively. We believe that the continuing introduction of new products supplied by our research and development efforts and in-licensing opportunities are critical to our success. There are, however, inherent uncertainties associated with the research and development efforts and the regulatory process and we cannot assure you that any of our research projects will result in new products that we can commercialize.

Customers, Sales and Marketing

Customers. Our primary customers for our ophthalmic surgical products include surgeons who perform cataract surgeries, hospitals and ambulatory surgical centers. The primary customers for our eye care products include optometrists, opticians, ophthalmologists, retailers and clinics that sell directly to consumers. These retailers include mass merchandisers such as Wal-Mart, drug store chains such as Walgreen, hospitals, commercial optical chains and food stores. During 2004, no customer accounted for over 10% of our net sales.

Sales and Marketing. Our sales efforts and promotional activities with respect to our ophthalmic surgical products are primarily aimed at eye care professionals such as ophthalmologists who use our products. Similarly, our sales and promotional efforts in contact lens care are primarily directed towards optometrists, opticians and ophthalmologists. We often provide samples of our eye care products to practitioners to distribute to their patients to encourage trial use of our solutions. In addition, we advertise in professional journals and have a direct mail program of descriptive product literature and scientific information that we provide to specialists in the eye care field. We have also developed training modules and seminars to update physicians regarding evolving technology. A number of our marketing programs include peer-to-peer marketing with practitioners educating other practitioners about the benefits of our products.

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

Each of our products is marketed under its brand name and our corporate name. We have a worldwide marketing organization which helps us to set overall marketing direction, promote consistent global brand positioning and allocate marketing resources to products and regions offering the greatest return. In order to remain sensitive to cultural differences and varying health care systems throughout the world, tactical execution of marketing programs and all sales activities are carried out at the regional level.

We also use third-party distributors for the distribution of our products in smaller geographic markets. No individual agent or distributor accounted for more than 10% of our net sales for the year ended December 31, 2004.

Traditionally, we have realized a seasonal trend in our sales, with the smallest portion of our ophthalmic surgical business sales being realized in the first quarter and with sales gradually increasing from the second to fourth quarter. This has been driven predominantly by seasonality in the sales of capital equipment when customers increase spending as they reach their year end and are able to spend the remainder of their annual budgeted amounts. We expect to realize less seasonality in future periods as we seek to diversify our sales geographically and with more products that are less seasonal.

Manufacturing, Operations and Facilities

We manufacture eye care products at our facilities in Hangzhou, China, and Madrid, Spain, and we manufacture surgical products at our facilities in Añasco, Puerto Rico, Groningen, Netherlands, Uppsala, Sweden, and Bangalore, India. As part of our separation from Allergan, we entered into an agreement with Allergan under which Allergan manufactures eye care products for us at their facilities in Waco, Texas, Westport, Ireland, and Guarulhos, Brazil. Under this agreement, Allergan also manufactures our ophthalmic surgical product, Vitrax, at its Westport, Ireland facility. The manufacturing agreement will terminate on June 29, 2005. As a result, we are transitioning products manufactured by Allergan to our Spain and China plants and to other third-party suppliers. However, while we are confident in our ability to complete the transition, certain events or regulatory issues in validation and scale-up may delay the transition. If we are unable to transition production from Allergan in a timely manner, our business may be negatively impacted in a material way. As part of the transition from Allergan, in November 2003, we entered into an agreement with Nicholas Piramal India Limited for the supply of neutralizing tablets primarily used with our hydrogen-peroxide lens care products and unit dose solutions. Nicholas Piramal will be a sole-source supplier of these products. If supply of these products were interrupted, we cannot assure you that we would be able to obtain replacement products, and our eye care product sales may be negatively impacted in a material manner.

We have historically outsourced the manufacture of our phacoemulsification equipment to third parties: Our Sovereign system is manufactured by Carl Zeiss Ophthalmic Systems under a manufacturing and supply agreement. The agreement terminates in May 2005, but we expect to extend the supply relationship. Our Sovereign Compact system is manufactured by Sanmina-SCI under a manufacturing and supply agreement, which terminates in December 2007. If Carl Zeiss Ophthalmic Systems or Sanmina-SCI were to cease manufacturing any of these systems for any reason, we cannot assure you that we would be able to replace them on terms favorable to us, or at all.

Governmental Regulation

United States. Our products and operations are subject to extensive and rigorous regulation by the FDA. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution and production of medical devices in the United States to provide reasonable assurance that medical products distributed domestically are safe and effective for their intended uses. The Federal Trade Commission also regulates the advertising of our products.

Under the Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes – Class I, Class II or Class III – depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness. Our current products are Class I, II and III medical devices, with most being classified as Class II devices and our IOLs being classified as Class III devices in the United States, subject to certain exceptions.

Class I devices are those for which safety and effectiveness can be reasonably assured by adherence to a set of guidelines, which include compliance with the applicable portions of the FDA’s Quality System Regulation, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials, referred to as the general controls. Some Class I, also called Class I reserved, devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Many Class I products are exempt from the premarket notification requirements.

Class II devices are those which are subject to the general controls and may require adherence to certain performance standards or other special controls (as specified by the FDA) and clearance by the FDA: Premarket review and clearance by the FDA for these devices is accomplished through the 510(k) premarket notification procedure. For most Class II devices, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is “substantially equivalent” to a legally marketed device.

If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device. By regulation, the FDA is required to complete its review of a 510(k) within 90 days of submission of the notification. As a practical matter, clearance often takes longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not “substantially equivalent,” the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill much more rigorous premarketing requirements, known as premarket approval.

A Class III product is a product which has a new intended use or uses advanced technology that is not substantially equivalent to a use or technology with respect to a legally marketed device, or for which there is not sufficient information to establish performance standards or special controls to provide reasonable assurance of the device’s safety and effectiveness and the product is represented to be for use in supporting or sustaining human life or for a use that is of substantial importance in preventing impairment of human health or presents a potential unreasonable risk of illness or injury. The safety and effectiveness of Class III devices cannot be reasonably assured solely by the general controls and the other requirements described above. Therefore, these devices almost always require formal clinical studies to demonstrate safety and effectiveness.

FDA approval of a premarket approval application is required before marketing a Class III product. The premarket approval application process is much more demanding than the 510(k) premarket notification process. A premarket approval application, which is intended to provide reasonable assurance that the device is safe and effective, must be supported by extensive data, including data from preclinical studies and human clinical trials and existing research material, and must contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a premarket approval application, once the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will accept the application for review. The FDA, by statute and by regulation, has 180 days to review a filed premarket approval application, although the review of an application more often occurs over a significantly longer period of time, up to several years.

In approving a premarket approval application or clearing a 510(k) notification, the FDA may also require some form of postmarket surveillance, whereby the manufacturer follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

When FDA approval of a device requires human clinical trials, and if the clinical trial presents a “significant risk” (as defined by the FDA) to human health, the device sponsor is required to file an investigational device exemption, or IDE, application with the FDA and obtain investigational device exemption approval prior to commencing the human clinical trial. If the clinical trial is considered a “nonsignificant risk,” investigational device exemption submission to the FDA is not required. Instead, only approval from the Institutional Review Board overseeing the clinical trial is required, although the study is still subject to FDA oversight under other provisions of the IDE regulation. Human clinical studies are generally required in connection with approval of Class III devices and to a much lesser extent for Class I and II devices. Clinical trials conducted abroad must also comply with local regulations.

Continuing Food and Drug Administration Regulation. After the FDA permits a device to enter commercial distribution, numerous regulatory requirements apply. These include:

•	the registration and listing regulation, which requires manufacturers to register all manufacturing facilities and list all medical devices placed into commercial distribution;

•	the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	labeling regulations;

•	the FDA’s general prohibition against promoting products for unapproved or “off-label” uses; and the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to reoccur;

•	Medical Device Reporting and recall requirements;

•	Device tracking requirements; and

•	Post Market surveillance requirements.

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

Governmental Reimbursement. In the United States, a significant percentage of the patients who receive our IOLs are covered by the federal Medicare program. When a cataract extraction with IOL implantation is performed in an ambulatory surgical center, Medicare provides the ambulatory surgical center with a fixed facility fee that includes a recommended $150 allowance to cover the cost of the IOL. After the Centers for Medicare and Medicaid Services (CMS) (formerly the Health Care Financing Administration), awarded “new technology intraocular lens” status to our Array multifocal IOL in 2000, the reimbursement rate for our Array multifocal IOLs implanted in ambulatory surgical centers increased to $200 until May 2005. When the procedure is performed in a hospital outpatient department, the hospital’s reimbursement is determined based on the cost of the hospital resources used blended with the cost of the IOLs.

At the end of 2003, Congress enacted the Medicare Prescription Drug Improvement and Modernization Act of 2003. Among other things, this 1egislation requires CMS to establish a new Medicare payment system for services performed in ambulatory surgical centers. This payment system is to be effective no sooner than January 1, 2006, and no later than January 1, 2008. At this time, it is not possible to determine how this new payment system could affect our revenues or financial condition.

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

Fraud and Abuse. We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws, physician self-referral laws, and false claims laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, Veterans Administration (VA) health programs and TRICARE. Although we believe that our operations are in material compliance with such laws, we can give no assurances as these laws are far-reaching and their interpretation changes. In addition, we could be required to alter one or more of our practices to be in compliance with these laws. The occurrence of one or more violations of these laws could result in a material adverse effect on our financial condition and results of operations.

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

Employee Relations

At December 31, 2004, we employed approximately 2,865 persons throughout the world, including approximately 565 in the United States. None of our U.S.-based employees are represented by unions. We consider our relations with our employees to be, in general, very good.

Global Sales

Net sales in the United States were approximately $186.9 million, $153.5 million, and $151.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our international sales represented approximately $555.2 million, $448.0 million, and $386.8 million for the years ended December 31, 2004, 2003 and 2002, respectively, or 75%, 74%, and 72% of total sales, respectively. Sales in Japan were approximately $191.5 million, $164.1 million, and $145.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our products are sold in over 60 countries. Sales are attributed to the country where the customer resides. Marketing activities are coordinated on a worldwide basis, and resident management teams provide leadership and infrastructure for introduction of new products in the local markets. For additional information relating to our geographic operating segments, see Note 13 of Notes to Consolidated Financial Statements.

Raw Materials

We use a diverse and broad range of raw materials in the design, development and manufacture of our products. While we do fabricate or formulate some of our materials at our manufacturing facilities, we purchase most of the materials and components used in manufacturing our products from external suppliers. In addition, we purchase some supplies from single sources for reasons of quality assurance, sole source availability, cost effectiveness or constraints resulting from regulatory requirements. Five of our materials are sole sourced, including the source of hyaluronic acid used in manufacturing our Healon family of products. However, we work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability. Where we buy a material from one source and other sources are available, alternative supplier options are generally considered and identified, although we do not typically pursue regulatory qualification of alternative sources due to the strength of our existing supplier relationships and the time and expense associated with the regulatory process. A change in suppliers could require significant effort or investment by us in circumstances where the items supplied are integral to the performance of our products or incorporate unique technology.

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

Competition

The markets for our ophthalmic surgical device and eye care products are intensely competitive and are subject to significant technological change. Companies within the ophthalmic surgical device market compete on technological leadership and innovation, quality and efficacy of products, relationships with eye care professionals and health care providers, breadth and depth of product offering and pricing. We believe we have the second largest ophthalmic surgical device business on a global basis behind Alcon, Inc., a subsidiary of Nestle S.A. Other competitors in the ophthalmic surgical device business include Bausch & Lomb, Staar Surgical, Moria, IntraLase and Eyeonics. We believe our competitive position is enhanced by our global distribution network, our focus on technology and customer relationships and product quality. Our ability to compete against larger companies may be impeded by having fewer resources to devote to research and development, sales and marketing.

Companies within the eye care market compete primarily on recommendations from eye care professionals, customer brand loyalty, product quality and pricing. We believe we have the second largest contact lens care business on a global basis behind Alcon. Other competitors include Bausch & Lomb; CIBA Vision Corporation, a unit of Novartis; Moria, and in the contact lens business, CooperVision, Vistakon, a Johnson and Johnson company, and CIBA Vision Corporation. Our competitive position in the eye care business is enhanced by our strong presence outside the United States and our knowledge of these foreign markets, as well as technological advancement. Our larger competitors have more resources to devote to advertising and promotion, and this may negatively impact our competitive position.

Our competitors may develop technologies and products that are more effective or less costly than any of our current or future products or that could render our products obsolete or noncompetitive. Some of these competitors have substantially more resources and marketing capabilities than we do. Among other things, these consolidated companies can spread their research and development costs over much broader revenue bases than we can and can influence customer and distributor buying decisions. Our inability to produce and develop products that compete effectively against those of our competitors could result in a material reduction in sales.

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

We have rights to over 1,475 granted and issued patents and approximately 915 pending patent applications relating to aspects of the technology incorporated in many of our products. The scope and duration of our proprietary protection varies throughout the world by jurisdiction and by individual product. In particular, patents for individual products extend for varying periods of time according to the date a patent application is filed, the date a patent is granted and the term of patent protection available in the jurisdiction granting the patent. Our proprietary protection often affords us the opportunity to enhance our position in the marketplace by precluding our competitors from using or otherwise exploiting our technology.

We believe trademark protection is particularly important to the maintenance of the recognized brand names under which we market our products. The scope and duration of our trademark protection varies throughout the world, with some countries protecting trademarks only as long as the mark is used, and others requiring registration of the mark and the payment of registration fees. We own or have rights to material trademarks or trade names that we use in conjunction with the sale of our products, which include, among others, Advanced Medical Optics™ (and design™), Allervisc®, Amadeus™, AMO™, AMO Pupil Smart™, Array™, (and design™ ), Baerveldt™, blink™, blink contacts™, Blink-n-Clean®, CeeOn®, CeeOn Edge™, ClariFlex™, Clean-N-Soak™, ComfortPLUS®, Complete™ (and design™), Complete MoisturePLUS™, Complete Rapidcare™, Consept™ F, Consept 1 Step™, Diplomax™, Endosol™, GMAqua™, Healon®, Healon5 (design™ ), Healon GV®, Injector Ring™, LC65™, Lens Plus®, MoisturePLUS™, Ocupure™, OptiEdge™, Oxysept™, Oxysept 1 Step™, PhacoFlex™ II, AMO Prestige™, (and design™), Proficient™, ReZoom™ (and design™ ), Sensar™, Sovereign™, Sovereign Compact™ , SI30NB®, SI40NB®, Stabileyes™, Stylus™, Tecnis™, The Future in Sight™, The Unfolder®, Total Care™, UltraCare™, Ultrazyme®, Verisyse™, Vitrax™, and WhiteStar™ (and design™). Generally, our products are marketed under one of these trademarks or brand names.

We are also a party to several license agreements relating to various of our products; however, we do not believe the loss of any one license would materially affect our business. Amadeus and SurePass are trademarks of SIS Ltd. OptiEdge is a trademark of Ocular Sciences.

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

Our Agreements with Allergan

As a result of the spin-off, we and Allergan operate independently of each other as separate public companies. Neither we nor Allergan have any beneficial stock ownership interest in the other. In connection with the spin-off, we entered into a contribution and distribution agreement with Allergan that, together with other ancillary agreements with Allergan, have facilitated our separation from Allergan. Certain of these agreements continue to govern our relationship with Allergan subsequent to the spin-off and provide for the allocation of employee benefits, tax and other liabilities and obligations. Allergan India Private Limited is a distributor of our products in India. We have given notice that we will terminate the distribution agreement effective July 2005 and will purchase the assets of the business related to AMO products at a price which has not yet been determined. We do not expect the transaction to materially affect our financial position or liquidity.

Certain Factors and Trends Affecting AMO and Its Businesses

Certain statements we made in this report and in other reports and statements released by us constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as comments which express our opinions about trends and factors which may impact future operating results. Disclosures that use words such as we “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by us about our businesses and our proposed acquisition of VISX, Incorporated including, without limitation, the factors discussed below.

RISKS RELATING TO THE BUSINESS

•	WE MAY NOT SUCCESSFULLY MAKE OR INTEGRATE ACQUISITIONS OR ENTER INTO STRATEGIC ALLIANCES. As part of our business strategy, we intend to pursue selected acquisitions and strategic alliances and partnerships. We compete with other ophthalmic surgical products and eye care companies, among others, for these opportunities and we cannot assure you that we will be able to effect strategic alliances, partnerships or acquisitions on commercially reasonable terms or at all. Even if we do enter into these transactions, we may experience:

•	delays in realizing the benefits we anticipate or we may not realize the benefits we anticipate at all;

•	difficulties in integrating any acquired companies and products into our existing business;

•	attrition of key personnel from acquired businesses;

•	costs or charges;

•	difficulties or delays in obtaining regulatory approvals;

•	higher costs of integration than we anticipated; or

•	unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations.

Consummating these transactions could also result in the incurrence of additional debt and related interest expense, as well as unforeseen contingent liabilities, all of which could have a material adverse effect on our business, financial condition and results of operations. We may also issue additional equity in connection with these transactions, which would dilute our existing shareholders.

•	WE CONDUCT A SIGNIFICANT AMOUNT OF OUR SALES AND OPERATIONS OUTSIDE OF THE UNITED STATES, WHICH SUBJECTS US TO ADDITIONAL BUSINESS RISKS THAT MAY CAUSE OUR PROFITABILITY TO DECLINE. Because we manufacture and sell a significant portion of our products in a number of foreign countries, our business is subject to risks associated with doing business internationally. In particular, our products are sold in over 60 countries, and our manufacturing facilities are located outside the continental United States, in Añasco, Puerto Rico; Madrid, Spain; and Hangzhou, China. In connection with the acquisition of the ophthalmic Pfizer surgical business, we acquired Pfizer’s ophthalmic surgical products and certain manufacturing and research and development facilities located in Uppsala, Sweden; Groningen, Netherlands; and Bangalore, India. In 2004, on an historical basis, we derived approximately $555 million, or 75%, of our net sales, from sales of our products outside of the United States, including 26% of our net sales in Japan. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to greater risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	unexpected changes in foreign regulatory requirements;

•	differing local product preferences and product requirements;

•	fluctuations in foreign currency exchange rates;

•	political and economic instability;

•	changes in foreign medical reimbursement and coverage policies and programs;

•	diminished protection of intellectual property in some countries outside of the United States;

•	trade protection measures and import or export licensing requirements;

•	difficulty in staffing and managing foreign operations;

•	differing labor regulations; and

•	potentially negative consequences from changes in tax laws.

Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. In addition, we are particularly susceptible to the occurrence of any of these risks in Japan due to our high concentration of sales in Japan.

As we expand our existing international operations, we may encounter new risks. For example, as we focus on building our international sales and distribution networks in new geographic regions, we must continue to develop relationships with qualified local distributors and trading companies. If we are not successful in developing these relationships, we may not be able to grow sales in these geographic regions. These or other similar risks could adversely affect our revenue and profitability.

•	WE ARE EXPOSED TO FOREIGN CURRENCY RISKS FROM OUR INTERNATIONAL OPERATIONS THAT COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS. A significant portion of our sales and operating costs are, and from time to time, a portion of our indebtedness may be, denominated in foreign currencies. We are therefore exposed to fluctuations in the exchange rates between the U.S. dollar and the currencies in which our foreign operations receive revenues and pay expenses, including debt service. Our consolidated financial results are denominated in U.S. dollars and therefore, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars. In addition, the assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the weighted average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in “Accumulated other comprehensive income” in “Stockholders’ equity.” Gains and losses resulting from foreign currency fluctuations and remeasurements relating to foreign operations deemed to be operating in U.S. dollar functional currency are included in “Other, net” in our consolidated statements of operations. Accordingly, changes in currency exchange rates will cause our net earnings and stockholders’ equity to fluctuate.

•	OUR HISTORICAL FINANCIAL INFORMATION MAY NOT BE INDICATIVE OF FUTURE RESULTS. Our historical financial information prior to our separation from Allergan does not reflect what our results of operations, financial condition and cash flows would have been had we been a separate, stand-alone entity pursuing independent strategies during the periods presented. We have not made adjustments to our historical financial information for periods prior to June 29, 2002 to reflect changes that occurred in our cost structure, financing and operations as a result of our separation from Allergan. In addition, our historical financial information for periods prior to June 29, 2002 does not reflect any increased costs associated with being a publicly traded, independent company. As a result, our historical financial information is not necessarily indicative of our future results of operations, financial condition and cash flows and should not be relied upon for evaluating its business.

•	IF WE DO NOT INTRODUCE NEW COMMERCIALLY SUCCESSFUL PRODUCTS IN A TIMELY MANNER, OUR PRODUCTS MAY BECOME OBSOLETE OVER TIME, CUSTOMERS MAY NOT BUY OUR PRODUCTS AND OUR REVENUE AND PROFITABILITY MAY DECLINE. Demand for our products may change in ways we may not anticipate because of:

•	evolving customer needs;

•	the introduction of new products and technologies;

•	evolving surgical practices; and

•	evolving industry standards.

Without the timely introduction of new commercially successful products and enhancements, our products may become obsolete over time, in which case our sales and operating results would suffer. The success of our new product offerings will depend on several factors, including our ability to:

•	properly identify and anticipate customer needs;

•	commercialize new products in a cost-effective and timely manner;

•	manufacture and deliver products in sufficient volumes on time;

•	obtain regulatory approval for such new products;

•	differentiate our offerings from competitors’ offerings;

•	achieve positive clinical outcomes;

•	satisfy the increased demands by health care payors, providers and patients for lower-cost procedures;

•	innovate and develop new materials, product designs and surgical techniques; and

•	provide adequate medical and/or consumer education relating to new products and attract key surgeons to advocate these new products.

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

•	WE RELY ON CERTAIN SUPPLIERS AND MANUFACTURERS FOR RAW MATERIALS AND OTHER PRODUCTS AND ARE VULNERABLE TO FLUCTUATIONS IN THE AVAILABILITY AND PRICE OF SUCH PRODUCTS AND SERVICES. We purchase certain raw materials and other products from third-party suppliers and vendors, sometimes from limited sources. Our suppliers and vendors may not provide the raw materials or other products needed by us in the quantities requested, in a timely manner, or at a price we are willing to pay. In the event any of our third-party suppliers or vendors were to become unable or unwilling to continue to provide important raw materials and third-party products in the required volumes and quality levels or in a timely manner, we would be required to identify and obtain acceptable replacement supply sources. We may not be able to obtain alternative suppliers and vendors on a timely basis, or at all, which could result in lost sales because of our inability to manufacture products containing such raw materials or deliver products we sell from certain suppliers. In addition, we also rely on certain manufacturers for some of our products. We have historically outsourced the manufacture of our phacoemulsification equipment to third parties. If we were unable to renew our third-party manufacturing agreements, or if the manufacturers were to cease manufacturing any of these products for us for any reason, we may not be able to find alternative manufacturers on terms favorable to us, in a timely manner, or at all. If any of these events should occur, our business, financial condition and results of operations could be materially adversely affected.

•	WE FACE INTENSE COMPETITION, AND OUR FAILURE TO COMPETE EFFECTIVELY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS. We face intense competition in the markets for our ophthalmic surgical and eye care products and these markets are subject to rapid and significant technological change. We have numerous competitors in the United States and abroad, including, among others, large companies such as Alcon, Inc., a publicly traded subsidiary of Nestle S.A.; Bausch & Lomb; CIBA Vision Corporation, a unit of Novartis; Staar Surgical; Moria; Intralase; Eyeonics; CooperVision; and Vistakon, a Johnson and Johnson company. Many of our competitors have substantially more resources and a greater marketing scale than we do. We may not be able to sustain our current levels of profitability and growth as competitive pressures, including pricing pressure from competitors, increase. In addition, if we are unable to develop and produce or market our products to effectively compete against our competitors, our operating results will materially suffer. We also compete against a large number of providers of alternative vision correction solutions, some of which may have greater financial resources than we do. For example, if LASIK technology is advanced to be able to address a wider range of refractive errors, it could reduce demand for our refractive IOLs. In addition, if contact lens use diminishes as a result of increased use of glasses, surgical correction or otherwise, our contact lens business could be materially adversely affected. New or different methods of vision correction are continually being introduced. Any of these competitive pressures could result in decreased demand for our products.

•	IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS AND PROSPECTS MAY BE HARMED. Our ability to compete effectively is dependent upon our ability to protect and preserve the proprietary aspects of the designs, processes, technologies and materials owned by, used by or licensed to us. We have numerous U.S. patents and corresponding foreign patents that are expected to expire by their own terms at various dates and have additional patent applications pending that may not result in issued patents. Our failure to secure these patents may limit our ability to protect the intellectual property rights that these applications were intended to cover. Although we have attempted to protect our proprietary intellectual property, technologies and processes both in the United States and in foreign countries through a combination of patent law, trade secrets and non-disclosure agreements, these may be insufficient. Competitors may be able to design around our patents to compete effectively with our products. We also may not be able to prevent third parties from using our technology without our authorization, breaching any non-disclosure agreements with us, or independently developing technology that is similar to ours. The use of our technology or similar technology by others could reduce or eliminate any competitive advantage we have developed, cause us to lose sales or otherwise harm our business. If it became necessary for us to resort to litigation to protect these rights, any proceedings could be costly and we may not prevail. Further, we may not be able to obtain patents or other protections on our future innovations. In addition, because of the differences in foreign patent and other laws concerning proprietary rights, our products may not receive the same degree of protection in foreign countries as they would in the United States. We cannot assure you that:

•	pending patent applications will result in issued patents;

•	patents issued to or licensed by us will not be challenged by third parties; or

•	our patents will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage.

•	WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY LITIGATION AND INFRINGEMENT CLAIMS, WHICH COULD CAUSE US TO INCUR SIGNIFICANT EXPENSES OR PREVENT US FROM SELLING OUR PRODUCTS. There is a substantial amount of litigation over patent and other intellectual property rights in the eye care industry and in the ophthalmic surgical products and contact lens care markets particularly. The fact that we have patents issued to us for our products does not mean that we will always be able to successfully defend our patents and proprietary rights against challenges or claims of infringement by our competitors. A successful claim of patent or other intellectual property infringement or misappropriation against us could adversely affect our growth and profitability, in some cases materially. We cannot assure you that our products do not and will not infringe issued patents or other intellectual property rights of third parties. From time to time, in the ordinary course of business, we receive notices from third parties alleging infringement or misappropriation of the patent, trademark and other intellectual property rights of third parties by us or our consumers in connection with the use of our products. We may be unaware of intellectual property rights of others that may cover some of our technology. If someone claims that our products infringe their intellectual property rights, whether or not such claims are meritorious, any resulting litigation could be costly and time consuming and would divert the attention of management and personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements (if available on acceptable terms or at all). We also may be subject to significant damages or an injunction preventing us from manufacturing, selling or using some or some aspect of our products. We may also need to redesign some of our products or processes to avoid future infringement liability. Any of these adverse consequences could have a material adverse effect on our business and profitability.

•	WE MAY HAVE DIFFICULTY TRANSITIONING OUR MANUFACTURING OPERATIONS, AND OUR MANUFACTURING CAPACITY MAY NOT BE ADEQUATE TO MEET THE DEMANDS OF OUR BUSINESS. We manufacture our products or contract with third parties to manufacture products for us. In June 2005, our manufacturing agreement with Allergan will terminate. As a result, in November 2003, we acquired a facility in Madrid, Spain, and we plan to transition products manufactured by Allergan for us to this facility as well as our Hangzhou, China facility. We also plan to transition other products to third-party suppliers. The process to transfer manufacturing of our products to a new facility or other third parties is lengthy and requires regulatory approval. We cannot assure you that we can successfully transition our manufacturing on a profitable basis, complete the regulatory approval process in a timely manner or contract with third parties on terms acceptable to us or at all. In addition, if our sales increase substantially, we may need to increase our production capacity even further. Any prolonged disruption in the operation of our manufacturing facilities or those of our third-party manufacturers could materially harm our business. We cannot assure you that if we choose to scale-up our manufacturing operations, we will be able to obtain regulatory approvals in a timely fashion, which could affect our ability to meet product demand or result in additional costs.

Through the acquisition of the Pfizer ophthalmic surgery business, we acquired three manufacturing facilities in Groningen, Netherlands, Uppsala, Sweden and Bangalore, India. We expect to incur significant capital expenditures with respect to the Uppsala, Sweden manufacturing facility during the first two years following the acquisition in order to separate the facility from existing Pfizer operations. These capital expenditures may be significantly higher than we expect. Although we have an agreement with Pfizer to assist us with the separation and related transition services, there can be no assurances that Pfizer will be able to provide the necessary services to enable us to transition and separate the Uppsala facility in the manner and in the time frame that we desire.

•	WE COULD EXPERIENCE LOSSES DUE TO PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS OR CORRECTIONS. We have in the past been, and continue to be, subject to product liability claims. In connection with our spin-off from Allergan, we assumed the defense of any litigation involving claims related to our business and agreed to indemnify Allergan for all related losses, costs and expenses. As part of our risk management policy, we have obtained third-party product liability insurance coverage. Product liability claims against us may exceed the coverage limits of our insurance policies or cause us to record a self-insured loss. A product liability claim in excess of applicable insurance could have a material adverse effect on our business, financial condition and results of operations. Even if any product liability loss is covered by an insurance policy, these policies have substantial retentions or deductibles that provide that we will not receive insurance proceeds until the losses incurred exceed the amount of those retentions or deductibles. To the extent that any losses are below these retentions or deductibles, we will be responsible for paying these losses. The payment of retentions or deductibles for a significant amount of claims could have a material adverse effect on our business, financial condition and results of operations.

In addition, we are subject to medical device reporting regulations that require us to report to the FDA or similar governmental authorities in other countries if our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. The FDA and similar governmental authorities in other countries have the authority to require the recall our products in the event of material deficiencies or defects in design or manufacturing. A government mandated or voluntary recall by us could occur as a result of manufacturing errors or design defects, including defects in labeling. We have undertaken voluntary recalls of our products in the past.

Any product liability claim or recall would divert managerial and financial resources and could harm our reputation with customers. We cannot assure you that we will not have product liability claims or recalls in the future or that such claims or recalls would not have a material adverse effect on our business.

•	IF WE FAIL TO MAINTAIN OUR RELATIONSHIPS WITH HEALTH CARE PROVIDERS, CUSTOMERS MAY NOT BUY OUR PRODUCTS AND OUR REVENUE AND PROFITABILITY MAY DECLINE. We market our products to numerous health care providers, including eye care professionals, hospitals, ambulatory surgical centers, corporate optometry chains and group purchasing organizations. We have developed and strive to maintain close relationships with members of each of these groups who assist in product research and development and advise us on how to satisfy the full range of surgeon and patient needs. We rely on these groups to recommend our products to their patients and to other members of their organizations. The failure of our existing products and any new products we may introduce to retain the support of these various groups could have a material adverse effect on our business, financial condition and results of operations.

•	WE GENERALLY DO NOT HAVE LONG-TERM CONTRACTS WITH OUR CUSTOMERS. We generally do not enter into long-term contracts with our customers. As a result, we are exposed to volatility in the market for our products and loss of our customers. As a result, we may not be able to maintain our level of profitability. If we are unable to market our products on terms we find acceptable, our financial condition and results of operations could suffer materially.

•	OUR BUSINESS IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION. Our products and operations are subject to extensive regulation in the United States by the FDA and various other federal and state regulatory agencies, including with respect to regulatory approval of our products and health care fraud and abuse, such as anti-kickback and physician self-referral laws and regulations. Additionally, in many foreign countries in which we market our products, we are subject to similar regulations. Compliance with these regulations is expensive and time-consuming. If we fail to comply, we may be subject to fines, injunctions and penalties that could harm our business. Product sales, introductions or modifications may be delayed or canceled as a result of U.S. or foreign regulatory processes, which could cause our sales to decline. Failure to obtain regulatory clearance or approvals of new products we develop, any limitations imposed by regulatory agencies on new product use or the costs of obtaining regulatory clearance or approvals could have a material adverse effect on our business, financial condition and results of operations. In addition, if we, our subcontractors or third-party manufacturers or suppliers of products we distribute fail to comply with applicable manufacturing regulations, our business could be harmed.

Health care initiatives and other cost-containment pressures could cause us to sell our products at lower prices, resulting in less revenue to us. In the United States, a significant percentage of the patients who receive our intraocular lenses are covered by the federal Medicare program. Reductions in Medicare reimbursement rates and the implementation of other price controls could adversely affect our revenues and financial condition. In addition, changes in existing regulatory requirements or adoption of new requirements could hurt our business, financial condition and results of operations.

•	OUR BUSINESS IS SUBJECT TO ENVIRONMENTAL REGULATIONS. Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the United

States and foreign countries, including those relating to discharges of substances to the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants. Failure to maintain compliance with these regulations could have a material adverse effect on our business or financial condition. The facilities we obtained in connection with the acquisition of the Pfizer ophthalmic surgical business are also subject to such requirements and risks.

In the future, federal, state or local governments in the United States or foreign countries could enact new or more stringent laws or issue new or more stringent regulations concerning environmental and worker health and safety matters that could affect our operations. Also, in the future, contamination may be found to exist at our current or former facilities or off-site locations where we have sent wastes. We could be held liable for such newly discovered contamination which could have a material adverse effect on our business or financial condition. In addition, changes in environmental and worker health and safety requirements could have a material adverse effect on our business or financial condition.

•	IF WE FAIL TO ATTRACT, HIRE AND RETAIN QUALIFIED PERSONNEL, WE MAY NOT BE ABLE TO DESIGN, DEVELOP, MARKET OR SELL OUR PRODUCTS OR SUCCESSFULLY MANAGE OUR BUSINESS. Our ability to attract new customers, retain existing customers and pursue our strategic objectives depends on the continued services of our current management, sales, product development and technical personnel and our ability to identify, attract, train and retain similar personnel. Competition for top management personnel is intense and we may not be able to recruit and retain the personnel we need. The loss of any one of our management personnel, or our inability to identify, attract, retain and integrate additional qualified management personnel, could make it difficult for us to manage our business successfully and pursue our strategic objectives. Similarly, competition for skilled sales, product development and technical personnel is intense and we may not be able to recruit and retain the personnel we need. The loss of services of a number of key sales, product development and technical personnel, or our inability to hire new personnel with the requisite skills, could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers or manage our business effectively.

We may not be able to hire or retain qualified personnel if we are unable to offer competitive salaries and benefits. If our stock does not perform well, we may have to increase our salaries and benefits, which would increase our expenses and reduce our profitability.

•	WE MAY BE REQUIRED TO SATISFY CERTAIN INDEMNIFICATION OBLIGATIONS TO ALLERGAN, AND WE MAY NOT BE ABLE TO COLLECT ON INDEMNIFICATION RIGHTS FROM ALLERGAN. Under the terms of our contribution and distribution agreement with Allergan, we and Allergan have each agreed to indemnify each other from and after our spin-off with respect to the debt, liabilities and obligations retained by the respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities, if called upon to do so, will depend upon the future financial strength of each of the respective companies. We cannot determine whether we will have to indemnify Allergan for any substantial obligations, and we may not have control over the settlement of certain claims and lawsuits that may require partial indemnification by us. We also cannot assure you that, if Allergan is required to indemnify it for any substantial obligations, Allergan will have the ability to satisfy those obligations.

•	WE MAY BE RESPONSIBLE FOR FEDERAL INCOME TAX LIABILITIES THAT RELATE TO THE DISTRIBUTION OF OUR COMMON STOCK BY ALLERGAN. Allergan has received a ruling from the Internal Revenue Service to the effect that the spin-off qualified as a tax-free transaction. If either we or Allergan breach representations to each other or to the Internal Revenue Service, or if we or Allergan take or fail to take, as the case may be, actions that result in the spin-off failing to meet the requirements of a tax-free spin-off pursuant to Section 355 of the Internal Revenue Code, the party in breach will indemnify the other party for any and all resulting taxes. If we were required to pay any of the potential taxes described above, the payment would have a material adverse effect on our financial position.

•	WE HAVE A SIGNIFICANT AMOUNT OF DEBT WHICH CONTAINS COVENANTS THAT MAY LIMIT OUR ACTIVITIES. This level of debt could limit cash flows available for working capital, capital expenditures, acquisitions and other corporate purposes, could limit our ability to obtain additional financing and could limit our flexibility to react to competitive or other changes in the industry, and to economic conditions generally. Our ability to comply with loan covenants and to repay or refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

•	DESPITE OUR CURRENT LEVEL OF INDEBTEDNESS, WE MAY INCUR SUBSTANTIALLY MORE DEBT, WHICH COULD FURTHER EXACERBATE THE RISKS ASSOCIATED WITH OUR SUBSTANTIAL INDEBTEDNESS. Although certain of our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred while remaining in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute “indebtedness” as defined in the relevant agreement. If new debt is added to our current debt levels, the related risks that we now face could intensify.

•	RECENT CHANGES IN THE ACCOUNTING TREATMENT OF STOCK OPTIONS COULD HAVE A NEGATIVE IMPACT ON OUR FINANCIAL STATEMENTS AND CAUSE OUR STOCK PRICE TO DECLINE. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share-Based Payment, or FAS 123(R), which includes proposed rule changes requiring companies to expense the fair value of employee stock options and other forms of stock-based compensation. Currently, we include the fair market value of employee stock options on a pro forma basis in the notes to our annual financial statements in accordance with accounting principles generally accepted in the United States, but do not record a charge for employee stock option expense in the reported financial statements. Once we are required to comply with FAS 123(R) as of the beginning of the third quarter of 2005, our reported earnings are expected to decrease. Such a decrease may lead to a decline in our stock price.

•	OUR STOCKHOLDER RIGHTS PLAN, CERTIFICATE OF INCORPORATION AND BYLAWS, AS WELL AS PROVISIONS OF DELAWARE LAW, COULD MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE US. We have a stockholder rights plan that may have the effect of discouraging unsolicited takeover proposals. The rights issued under the stockholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors. In addition, Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could delay, deter or prevent a change in control of our company or our management. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions without the concurrence of our management or board of directors. These provisions:

•	authorize our board of directors to issue “blank check” preferred stock, which is preferred stock that can be created and issued by our board of directors, without stockholder approval, with rights senior to those of common stock;

•	provide for a staggered board of directors and three-year terms for directors, so that no more than one-third of our directors could be replaced at any annual meeting;

•	provide that directors may be removed only for cause;

•	provide that stockholder action may be taken only at a special or regular meeting and not by written consent;

•	provide for super-majority voting requirements for some provisions of our certificate of incorporation; and

•	establish advance notice requirements for submitting nominations for election to the our board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

We are also subject to anti-takeover provisions under Delaware law, which could also delay or prevent a change of control. Together, these provisions of our certificate of incorporation and bylaws, Delaware law and our stockholder rights plan may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices of our common stock and, possibly, our notes, and also could limit the price that investors are willing to pay in the future for shares of our common stock and the notes.

RISKS RELATING TO THE MERGER WITH VISX, INCORPORATED

•	THE ISSUANCE OF SHARES OF AMO COMMON STOCK TO VISX STOCKHOLDERS IN THE MERGER WILL SUBSTANTIALLY REDUCE THE PERCENTAGE INTERESTS OF AMO STOCKHOLDERS. If the merger is completed, we expect that, based on data as of January 26, 2005, approximately 27.6 million shares of AMO common stock will be issued to VISX stockholders and, upon exercise of assumed options, up to approximately 1.6 million shares will be issued to holders of assumed options and phantom units. Based on the number of shares of AMO and VISX common stock outstanding on January 26, 2005, VISX stockholders before the merger will own, in the aggregate, approximately 41.5% of the fully diluted shares of AMO common stock immediately after the merger. The issuance of approximately up to 29.2 million shares of AMO common stock to VISX stockholders and holders of assumed options and phantom units will cause a significant reduction in the relative percentage interest of current AMO stockholders in earnings, voting, liquidation value and book and market value. In addition, under certain circumstances described more fully in the following risk factor, the amount of AMO common stock issuable for each share of VISX common stock may be increased, and the amount of cash payable for each share of VISX common stock may be decreased. In the event of any such adjustment, VISX stockholders as a whole will hold a larger percentage of the fully diluted AMO common stock immediately after giving effect to the merger.

•	THE MERGER CONSIDERATION MAY BE ADJUSTED IN ORDER TO QUALIFY THE MERGER AS A REORGANIZATION WITHIN THE MEANING OF SECTION 368(A) OF THE INTERNAL REVENUE CODE. We intend for the merger to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code. However, if neither Skadden, Arps, Slate, Meagher & Flom LLP, counsel to AMO, nor Wilson Sonsini Goodrich & Rosati, Professional Corporation, counsel to VISX, is able to render an opinion at the completion of the merger that the merger qualifies as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code, based on the negotiated mix of cash and stock consideration, then the amount of the cash merger consideration will be reduced and the amount of the stock merger consideration will be increased, in each case to the minimum extent necessary to enable either counsel to render this opinion at the completion of the merger. As a result of this adjustment of the merger consideration, VISX stockholders could receive a different mix of cash and AMO common stock for each share of VISX common stock than is currently anticipated.

•	THE PRICE OF AMO COMMON STOCK MAY DECLINE, WHICH WOULD DECREASE THE VALUE OF THE STOCK PORTION OF THE MERGER CONSIDERATION TO BE RECEIVED BY VISX STOCKHOLDERS IN THE MERGER AND MAY PREVENT THE COMPLETION OF THE MERGER. The price of AMO common stock might decline from the $41.70 price per share at the close of trading on November 8, 2004, the last full trading day prior to the public announcement of the proposed merger. Accordingly, if the price of AMO common stock declines prior to the completion of the merger, the value of the stock portion of the merger consideration to be received by VISX stockholders in the merger will decrease as compared to the value on the date the merger was announced. If on the closing date of the merger AMO common stock is trading below the price at which AMO’s and VISX’s counsel is able to render the opinion discussed in the immediately preceding risk factor, then the amount of the cash merger consideration will be reduced and the amount of the stock merger consideration will be increased, in each case to the minimum extent necessary for either of AMO’s or VISX’s counsel to be able to render such opinion. If the increase in stock merger consideration results in the aggregate stock merger consideration issuable to the VISX stockholders in the merger, to holders of VISX stock options assumed in the merger and to the holders of units of phantom stock accounts assumed in the merger constituting more than 44.9% of the number of outstanding shares of AMO common stock immediately following the completion of the merger, then the walk away right would be triggered. We currently estimate that the stock merger consideration would be increased to a level that would trigger this walk away right if the trading price of AMO common stock declined to approximately $17.75.

•	EVEN THOUGH AMO AND VISX HAVE OBTAINED THE REGULATORY APPROVALS REQUIRED TO COMPLETE THE MERGER, GOVERNMENTAL AUTHORITIES COULD STILL SEEK TO BLOCK OR CHALLENGE THE MERGER. The merger is subject to review by the Antitrust Division of the Department of Justice and the FTC under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act). Under the HSR Act, AMO and VISX are required to make pre-merger notification filings and to await the expiration or early termination of the statutory waiting period prior to completing the merger. The merger is also subject to review by certain other governmental authorities under the antitrust laws of various other jurisdictions where VISX conducts business. We have made all required regulatory filings, the applicable waiting periods have expired and we have therefore obtained all regulatory clearances, consents and approvals required to complete with the merger. However, after the statutory waiting periods have expired, and even after completion of the merger, governmental authorities could seek to block or challenge the merger as they deem necessary or desirable in the public interest. In addition, in some jurisdictions, a competitor, customer or other third party could initiate a private action under the antitrust laws challenging or seeking to enjoin the merger, before or after it is completed. AMO, VISX or the combined company may not prevail, or may incur significant costs, in defending or settling any action under the antitrust laws.

•	AMO WILL HAVE MORE INDEBTEDNESS AFTER THE MERGER, WHICH COULD ADVERSELY AFFECT ITS CASH FLOWS AND BUSINESS. In order to complete the merger, AMO anticipates arranging for and funding at least $200 million of new financing. Proceeds from the financing will be used to fund the cash portion of the consideration paid to VISX stockholders. AMO debt outstanding as of December 31, 2004 was approximately $552.6 million. As a result of the increase in debt, demands on AMO cash resources may increase after the completion of the merger. The increased levels of debt could, among other things:

•	require AMO to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes;

•	increase AMO’s vulnerability to, and limit flexibility in planning for, adverse economic and industry conditions;

•	affect AMO’s credit rating;

•	limit AMO’s ability to obtain additional financing to fund future working capital, capital expenditures, additional acquisitions and other general corporate requirements;

•	create competitive disadvantages compared to other companies with less indebtedness; and

•	limit AMO’s ability to apply proceeds from an offering or asset sale to purposes other than the repayment of debt.

•	ALTHOUGH AMO EXPECTS THAT THE MERGER WILL RESULT IN BENEFITS TO THE COMBINED COMPANY, THE COMBINED COMPANY MAY NOT REALIZE THOSE BENEFITS BECAUSE OF INTEGRATION AND OTHER CHALLENGES. AMO’s ability to realize the anticipated benefits of the merger will depend, in part, on the ability of AMO to integrate the business of VISX with the business of AMO. The combination of two independent companies is a complex, costly and time-consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected by AMO. The difficulties of combining the operations of the companies include, among others:

•	coordinating marketing functions;

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

We cannot assure you that the combination of VISX with AMO will result in the realization of the full benefits anticipated from the merger.

•	IF THE PROPOSED MERGER IS NOT COMPLETED, AMO WILL HAVE INCURRED SUBSTANTIAL COSTS THAT MAY ADVERSELY AFFECT AMO’S FINANCIAL RESULTS AND OPERATIONS AND THE MARKET PRICE OF AMO COMMON STOCK. AMO has incurred and will incur substantial costs in connection with the proposed merger. These costs are primarily associated with the fees of attorneys, accountants and AMO’s financial advisors. In addition, AMO has diverted significant management resources in an effort to complete the merger and is subject to restrictions contained in the merger agreement on the conduct of its business. If the merger is not completed, AMO will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit. Also, if the merger is not completed under certain circumstances specified in the merger agreement, AMO may be required to pay VISX expenses in the amount of $8 million or a break-up fee of $45 million.

In addition, if the merger is not completed, AMO may experience negative reactions from the financial markets and AMO’s collaborative partners, customers and employees. Each of these factors may adversely affect the trading price of AMO common stock and AMO’s financial results and operations.

•	PROVISIONS OF THE MERGER AGREEMENT MAY DETER ALTERNATIVE BUSINESS COMBINATIONS AND COULD NEGATIVELY IMPACT THE STOCK PRICE OF AMO IF THE MERGER AGREEMENT IS TERMINATED IN CERTAIN CIRCUMSTANCES. Restrictions in the merger agreement on solicitation generally prohibit AMO from soliciting any acquisition proposal or offer for a merger or business combination with any other party, including a proposal that might be advantageous to the stockholders of AMO when compared to the terms and conditions of the proposed merger. In addition, if the merger is not completed under certain circumstances specified in the merger agreement, AMO may be required to pay VISX’s expenses in the amount of $8 million or a break-up fee of $45 million. These provisions may deter third parties from proposing or pursuing alternative business combinations that might result in greater value to AMO stockholders than the merger. In the event the merger is terminated by AMO or VISX in circumstances that obligate either party to pay the expenses or break-up fee to the other party, including where either party terminates the merger agreement because the other party’s board of directors withdraws its support of the merger, AMO’s stock price may decline.

Item 2. Properties

Our principal executive offices and research facilities are located in Santa Ana, California, in a facility subleased by us through July 2015. We conduct our global operations in facilities that we own or lease. Material facilities include administrative facilities in Australia, Canada, France, Germany, Hong Kong, Ireland, Italy, Spain and the United Kingdom. We also have two facilities in Japan, one used for administration and research and development and the other used for warehousing. We lease all of these facilities. In addition, we operate six manufacturing facilities: one in Añasco, Puerto Rico, where we lease the land and the facility, one in Madrid, Spain, where we own the land and the facility, one in Hangzhou, China, where we own the facility but lease the land, one in Uppsala, Sweden, where we own the land and the facility, one in Groningen, Netherlands, where we own the land and the facility, and one in Bangalore, India, where we own the land and the facility. We believe these facilities are adequate for the current needs of our business.

Item 3. Legal Proceedings

On December 3, 2003, we filed a complaint in the U.S. District Court for the District of Delaware against Alcon, Inc. and Alcon Laboratories, Inc. for infringement of U.S. Patent Nos. 5,700,240 and 6,059,765. We alleged that Alcon’s “Infiniti” and “Series 2000 Legacy” phacoemulsification machines infringe the patents. We are seeking damages and a permanent injunction. Discovery has concluded, a hearing was held on patent claims construction and multiple dispositive motions, and trial date of April 25, 2005 has been set.

On January 28, 2004, Alcon Manufacturing, Ltd. filed a complaint against us and Allergan, Inc. in the U.S. District Court for the Northern District of Texas, Fort Worth Division, for infringement of U.S. Patent Nos. 4,832,685 and 4,935,005 (Haines Patents). Alcon alleged that our Prestige and Sovereign phacoemulsification systems and replacement cassettes infringe the patents. Alcon is seeking damages and a permanent injunction. Discovery has commenced, however, Alcon has requested that the case be stayed in Texas while it seeks re-examination by the U.S.P.T.O. on the Haines Patents in light of another patent we allege invalidates the Haines Patents.

On January 4, 2005, Dr. James Nielsen filed a complaint against us and Allergan, Inc. in the U.S. District Court of the Northern District of Texas, Dallas Division, for infringement of U.S. Patent No. 5,158,572. Dr. Nielsen alleges that our Array multifocal intraocular lens infringes the patent. He is seeking damages and a permanent injunction.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Market Information. The following table shows the quarterly price range of our common stock during the periods listed.

	2004		2003
Calendar Quarter	Low	High	Low	High
First	$20.04	$24.73	$11.30	$13.65
Second	23.90	42.89	12.90	17.65
Third	34.84	42.67	15.26	18.91
Fourth	35.77	43.69	17.21	20.67

Our common stock is listed on the New York Stock Exchange and is traded under the symbol “AVO.” The closing price of our common stock was $37.95 on February 28, 2005.

The approximate number of stockholders of record was 4,515 as of February 28, 2005.

Recent Sales of Unregistered Securities. During the quarter ended December 31, 2004, the Company issued an aggregate of 260,382 shares of common stock to a limited number of holders of the Company’s 3 1/2% Convertible Senior Subordinated Notes due 2023 (the “3 1/2% convertible notes”) in exchange for approximately $4.8 million aggregate principal amount 3 1/2% convertible notes in privately negotiated transactions. The issuance of the shares of common stock was made in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer. The following sets forth the amount of 3 1/2% convertible notes acquired by AMO during the quarter ended December 31, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares or Units Purchased	Average Price Paid per Share or Unit	Total Number of Shares or Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares or Units that May Yet Be Purchased Under the Plans or Programs
September 25, 2004 – October 29, 2004	None	—	None	None

October 30, 2004 – November 25, 2004	$3,000,000 in principal amount	48.69 shares of common stock for each $1,000 principal amount of notes and accrued and unpaid interest thereon	None	None

November 26, 2004 – December 31, 2004	$1,842,000 in principal amount	48.69 shares of common stock for each $1,000 principal amount of notes and accrued and unpaid interest thereon	None	None

Item 6. Selected Financial Data

The following table sets forth selected financial data as of and for each of the years in the five-year period ended December 31, 2004, which has been derived from our audited consolidated financial statements. After December 31, 2001, goodwill is no longer amortized. Goodwill amortization was $9.0 million and $9.3 million in the years ended December 31, 2001 and 2000, respectively.

The selected financial data may not be indicative of the results of operations or financial position that we would have obtained if we had been an independent company during all pre-spin-off periods presented.

No earnings per share data is presented for each of the years in the three-year period ended December 31, 2002 as our earnings were a part of Allergan’s earnings through the close of business on June 28, 2002.

	For the Year Ended December 31,
	2004(a)	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations:
Net sales	$742,099	$601,453	$538,087	$543,095	$570,573
Cost of sales	306,164	227,811	204,338	212,090	231,426

Gross profit	435,935	373,642	333,749	331,005	339,147

Selling, general and administrative	329,197	276,695	235,977	222,885	241,047
Research and development	45,616	37,413	29,917	28,990	29,878
In-process research and development	28,100	—	—	—	—
Restructuring/impairment (reversal)	—	—	—	—	(2,237)

Operating income	33,022	59,534	67,855	79,130	70,459
Interest expense	26,933	24,224	13,764	3,302	3,625
Loss (gain) on investments, net	—	—	3,935	793	(231)
Unrealized loss (gain) on derivative instruments	403	246	3,199	(1,294)	—
Loss due to exchange of 3 1/2% Convertible Senior Subordinated Notes due 2023	116,282	—	—	—	—
Other, net	10,620	17,802	2,385	385	(1,135)

Earnings (loss) before income taxes	(121,216)	17,262	44,572	75,944	68,200
Provision for income taxes	8,154	6,905	18,662	20,594	19,020

Earnings (loss) before cumulative effect of change in accounting principle	(129,370)	10,357	25,910	55,350	49,180
Cumulative effect of change in accounting principle, net of $160 of tax	—	—	—	(391)	—

Net earnings (loss)	$(129,370)	$10,357	$25,910	$54,959	$49,180

Basic earnings (loss) per share	$(3.89)	$0.36	—	—	—

Diluted earnings (loss) per share	$(3.89)	$0.35	—	—	—

(a)	Includes results of the acquired Pfizer Inc. Surgical Ophthalmic Business since June 26, 2004 (date of acquisition).

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and equivalents	$49,455	$46,104	$80,578	$6,957	$12,641
Current assets	376,825	252,492	274,494	210,552	228,942
Total assets	1,076,534	461,345	463,206	377,466	404,655
Current liabilities	193,923	115,301	108,204	85,551	87,165
Long term debt, net of current portion	550,643	233,611	277,559	75,809	100,364

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on AMO’s cash flows and results of operations during each of the three years in the period ended December 31, 2004, and the Company’s financial position at that date. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Certain Factors and Trends Affecting AMO and Its Businesses.” This discussion and analysis should be read in conjunction with the historical consolidated financial statements of AMO and related notes thereto included elsewhere in this Form 10-K.

Overview

We are a global leader in the development, manufacture and marketing of medical devices for the eye and contact lens care products. Our products in the ophthalmic surgical market include intraocular lenses, phacoemulsification systems, viscoelastics and surgical packs used in cataract surgery, and microkeratomes used in refractive surgery. Our eye care products include disinfecting solutions to destroy harmful microorganisms in and on the surface of contact lenses, daily cleaners to remove undesirable film and deposits from contact lenses, enzymatic cleaners to remove protein deposits from contact lenses and lens rewetting drops to provide added wearing comfort. Our eye care products also include contact lenses, beginning in 2004.

We have operations in approximately 20 countries and sell our products in approximately 60 countries and have organized our operations into four regions:

•	Americas (North and South America);

•	Europe, Africa and Middle East;

•	Japan; and

•	Asia Pacific (excluding Japan, but including Australia and New Zealand).

Pending Acquisition of VISX, Incorporated

On November 9, 2004, we entered into an agreement with VISX, Incorporated (VISX), the global leader in laser vision correction, to acquire VISX for a combination of cash and stock with an estimated value of approximately $1.3 billion on the announcement date. VISX manufactures excimer laser systems, associated diagnostic devices, and treatment cards. Under the terms of the definitive agreement, VISX stockholders are expected to receive 0.552 shares of our common stock and $3.50 in cash for every share of VISX common stock they own. The transaction is expected to close during the second quarter of 2005. For a description of the risks related to this transaction, see “Risks Relating to the Merger with VISX, Incorporated” beginning on page 22.

Acquisition of Pfizer Inc. Surgical Ophthalmic Business

On June 26, 2004, we completed the acquisition of the Pfizer Inc. surgical ophthalmic business for $450 million in cash (Acquisition). We acquired ophthalmic surgical products and certain manufacturing and research and development facilities located in Uppsala, Sweden, Groningen, Netherlands and Bangalore, India. The products acquired include the Healon line of viscoelastic products used in ocular surgery, the CeeOn and Tecnis intraocular lenses and the Baerveldt glaucoma shunt. These assets generated sales of approximately $150 million in 2003.

The Acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at the date of acquisition, at their respective fair values. Our reported financial position and results of operations after June 26, 2004 reflect these values. The impact of purchase accounting resulted in significant charges in the year ended December 31, 2004, including an in-process research and development charge of $28.1 million and incremental cost of sales of $28.1 million from the sale of acquired inventory adjusted to fair value. During the year, we also incurred other acquisition-related charges totaling approximately $11.6 million as we integrated the Pfizer surgical ophthalmic business and eliminated duplicative functions.

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

Allergan did not account for our business on the basis of separate legal entities, subsidiaries, divisions or segments. The accompanying consolidated financial statement for the year ended December 31, 2002 (through June 28, 2002) includes those revenues and expenses directly attributable to our operations and allocations of certain Allergan corporate expenses. These amounts have been allocated on a basis that was considered by Allergan management to reflect most fairly or reasonably the utilization of the services provided to us or the benefit obtained by us. All material intercompany balances have been eliminated. The financial information included herein does not necessarily reflect what the results of our operations would have been had we operated as a stand-alone public entity during the pre-spin-off period presented, and may not be indicative of our future operations.

Prior to the spin-off, we participated in various Allergan administered functions including shared services surrounding selling, general and administrative expenses, retirement and other post-retirement benefit plans, income taxes and cash management. Our allocated portion of the expenses for these services are included in selling, general and administrative expenses in our consolidated statement of operations. For the year ended December 31, 2002 (through June 28, 2002), these allocated expenses were $23.2 million.

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

The transitional services agreement set forth charges generally intended to allow Allergan to fully recover the allocated costs of providing certain services, plus all out-of-pocket costs and expenses, except that we paid to Allergan a commission related to our products that were sold by them during the transition period. We recovered costs from Allergan in a similar manner for services provided by us. All transitional services provided under this agreement have terminated.

Under the manufacturing agreement, Allergan manufactures certain of our eye care products and VITRAX viscoelastics for a period of up to three years from the date of the spin-off. We purchase these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. During 2004, 2003 and 2002 (subsequent to the spin-off), we purchased $89.3 million, $77.0 million and $31.8 million, respectively, of product from Allergan. On an annual basis, a pricing “true up” calculation is to be performed during the first calendar quarter. This “true up” calculation is based upon the actual volume of products shipped by Allergan to us during the preceding year versus the forecasted volume submitted by us that was used to calculate the invoiced prices. During the year, we periodically review the volume of purchases and accrue for estimated shortfalls, if any. In March 2004, we made a payment of $0.2 million to Allergan based upon the “true up” calculation for the year ended December 31, 2003. In March 2003, we received a payment of $0.6 million from Allergan based upon the “true up” calculation for the period subsequent to the spin-off through December 31, 2002. These payments have been recorded as an increase/decrease to cost of sales in the accompanying consolidated statements of operations. We are currently transitioning to our own manufacturing facilities. If we are unable to obtain regulatory approvals for new facilities or locate and obtain regulatory approvals for third party manufacturers to produce our products in a timely fashion, our business may be negatively impacted.

The tax sharing agreement governs Allergan’s and our respective rights, responsibilities and obligations with respect to taxes for any tax period ending before, on or after the spin-off. Generally, Allergan is liable for all pre-spin-off taxes except for pre-spin-off taxes attributable to our business for 2002. In addition, the tax sharing agreement provides that Allergan is liable for taxes that are incurred as a result of restructuring activities undertaken to effectuate the spin-off.

We and Allergan have made representations to each other and to the Internal Revenue Service in connection with the private letter ruling that Allergan has received regarding the tax-free nature of the spin-off of our common stock by Allergan to its stockholders. If either we or Allergan breach our representations to each other or to the Internal Revenue Service, or if we or Allergan take or fail to take, as the case may be, actions that result in the spin-off failing to meet the requirements of a tax-free spin-off pursuant to Section 355 of the Internal Revenue Code, the party in breach will indemnify the other party for any and all resulting taxes. As two years have passed since the spin-off, the likelihood that we will be liable for any taxes resulting from a determination by the Internal Revenue Service that the spin-off was not of a tax-free nature is considered remote. However, in the unlikely event we are found to have breached our representations to Allergan or to the Internal Revenue Service in connection with the private letter ruling, we may be liable for the resulting taxes. We do not believe such amount will exceed $200.0 million.

Critical Accounting Policies and Estimates

Revenue Recognition and Accounts Receivable

Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured. We record revenue from product sales when title and risk of ownership has been transferred to the customer, which is typically upon delivery to the customer, with the exception of intraocular lenses distributed on a consignment basis, which is upon notification of implantation in a patient.

We generally permit returns of product if such product is returned in a timely matter, in good condition, and through the normal channels of distribution. Return policies in certain international markets can be more stringent and are based on the terms of contractual agreements with the customers. Allowances for returns are provided for based upon an analysis of our historical patterns of returns matched against the sales from which they originated. To date, historical product returns have been within our estimates.

When we recognize revenue from the sale of our products, certain allowances known and estimable at time of sale are recorded as a reduction to sales. These items include cash discounts, allowances and rebates. These items are reflected as a reduction to accounts receivable to the extent the customer will or is expected to reduce its payment on the related invoice amounts. In addition, certain items such as rebates provided to customers that meet certain buying targets are paid to the customer subsequent to customer payment. Thus, such amounts are recorded as accrued liabilities. These provisions are estimated based on historical payment experience, historical relationship to revenues and estimated customer inventory levels. If the historical data and inventory estimates used to calculate these provisions do not properly reflect future activity, our financial position, results of operations and cash flows could be impacted. To date, historical sales allowances have been within our estimates.

The allowance for doubtful accounts is determined by analyzing specific customer accounts and assessing the risk of uncollectibility based on insolvency, disputes or other collection issues. In addition, we routinely analyze the different aging categories and establish allowances based on the length of time receivables are past due.

Inventories

Inventories are valued at the lower of first-in, first-out cost or market. On a regular basis, we evaluate inventory balances for excess quantities and obsolescence by analyzing estimated demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reduced, if necessary.

Goodwill and Long-Lived Assets

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, whereby goodwill is no longer amortized, but instead is subject to a periodic impairment review performed during the second quarter of each fiscal year. In a business combination, goodwill is allocated to our various reporting units, which are the same as our reportable operating segments based on relative fair value of the asset acquired and liabilities assumed. As our operations are composed of four reporting units (Americas, Europe/Africa/Middle East, Japan and Asia Pacific), we review the recoverability of goodwill by comparing each unit’s fair value to the net book value of its assets. If the book value of the reporting unit’s assets exceeds its fair value, the goodwill is written down to its implied fair value.

Additionally, we review the carrying amount of goodwill whenever events and circumstances indicate that the carrying amount of goodwill may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory develops. If it is determined that such indicators are present and the review indicates that goodwill will not be fully recoverable, based upon discounted estimated cash flows, the carrying value is reduced to estimated fair market value. Estimated fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

In the second quarters of 2004, 2003 and 2002, we performed the annual impairment tests of goodwill, and no impairment was indicated based on these tests.

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”, we assess potential impairment to our long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets.

Income Taxes

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

Stock-Based Compensation

We measure stock-based compensation for option grants to employees and members of the board of directors using the intrinsic value method. The fair value of each option grant for determining the pro forma impact of stock-based compensation expense is estimated on the date of grant using the Black-Scholes option-pricing model with weighted average assumptions. These assumptions consist of expected dividend yield, expected volatility, expected life, and risk-free interest rate. If the assumptions used to calculate the value of each option grant do not properly reflect future activity, the weighted average fair value of our grants could be impacted.

Acquired In-Process Research and Development

Costs to acquire in-process research and development (IPR&D) projects and technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred. The fair value of IPR&D projects and technologies is estimated based upon management’s assumptions such as projected regulatory approval dates, estimated future revenues and cost of goods sold of the products under development and expected sales and marketing costs. The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize, as estimated. For these reasons, among others, actual results may vary from the estimated results.

Comparing Fiscal Years Ended December 31, 2004, 2003 and 2002

Net sales. The following table sets forth, for the periods indicated, net sales by geographic region and major product line.

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
United States:
Ophthalmic surgical	$134,247	$108,921	$104,036
Eye care	52,635	44,537	47,247

Total United States	$186,882	$153,458	$151,283

Americas, excluding United States:
Ophthalmic surgical	$20,139	$15,359	$14,195
Eye care	10,562	9,570	9,695

Total Americas, excluding United States	$30,701	$24,929	$23,890

Europe/Africa/Middle East:
Ophthalmic surgical	$159,917	$112,105	$86,722
Eye care	103,806	99,991	87,157

Total Europe/Africa/Middle East	$263,723	$212,096	$173,879

Japan:
Ophthalmic surgical	$62,856	$46,370	$45,788
Eye care	128,679	117,743	99,347

Total Japan	$191,535	$164,113	$145,135

Asia Pacific:
Ophthalmic surgical	$36,263	$23,753	$19,654
Eye care	32,995	23,104	24,246

Total Asia Pacific	$69,258	$46,857	$43,900

Total net sales:
Ophthalmic surgical	$413,422	$306,508	$270,395
Eye care	328,677	294,945	267,692

Total net sales	$742,099	$601,453	$538,087

U.S.	25.2%	25.5%	28.1%
International (excluding U.S.)	74.8%	74.5%	71.9%

We organize our operations into four regions: the Americas, which is comprised of North and South America, Europe/Africa/Middle East, Japan and Asia Pacific.

Net sales for 2004 increased by $140.6 million, or 23.4%, to $742.1 million in 2004 from $601.5 million in 2003. The increase in 2004 was the result of sales of products acquired in the Acquisition, sales gains of existing products in both product lines and favorable foreign currency changes. Net sales of acquired products approximated $75.8 million. Foreign currency fluctuations, particularly related to the Japanese yen and the euro, increased sales by $37.5 million, or 6.2%, as compared to average rates in effect in 2003. Our sales and earnings may be negatively impacted during times of a strengthening U.S. dollar.

The U.S. information is presented separately as it is our headquarters country, and U.S. sales represented 25.2%, 25.5%, and 28.1% of total net sales in 2004, 2003 and 2002, respectively. Additionally, sales in Japan represented 25.8%, 27.3%, and 27.0% of total net sales in 2004, 2003 and 2002, respectively. No other country, or any single customer, generated over 10% of total net sales in any of these years.

Net sales in the Americas, including the United States, increased $39.2 million in 2004 from 2003 and such increase was comprised of a $30.1 million increase in sales of ophthalmic surgical products and a $9.1 million increase in sales of eye care products. Net sales in the Americas include the favorable impact of foreign currency fluctuations of $1.6 million. The increase in sales of ophthalmic surgical products includes $21.0 million in sales of acquired products, including the Healon family of viscoelastics and Tecnis intraocular lenses, and increased sales of the Sensar intraocular lens and phacoemulsification products. The increase in sales of eye care products was primarily due to an increase in sales of Complete branded products.

Net sales in Europe/Africa/Middle East increased $51.6 million in 2004 from 2003 and such increase was comprised of a $47.8 million increase in sales of ophthalmic surgical products and a $3.8 million increase in sales of eye care products. Net sales in Europe/Africa/Middle East include the favorable impact of foreign currency fluctuations of $22.0 million primarily due to the strengthening of the euro versus the U.S. dollar. The increase in sales of ophthalmic surgical products includes $31.1 million in sales of acquired products, including the Healon family of viscoelastics and Tecnis intraocular lenses, and increased sales of the Sensar intraocular lens and phacoemulsification products.

Net sales in Japan increased $27.4 million in 2004 from 2003 and such increase was comprised of a $16.5 million increase in sales of ophthalmic surgical products and a $10.9 million increase in sales of eye care products. Net sales in Japan include the favorable impact of foreign currency fluctuations of $11.8 million resulting from the strengthening of the Japanese yen versus the U.S. dollar. The increase in sales of ophthalmic surgical products includes $18.2 million in sales of acquired products, including the Healon family of viscoelastics, and increased sales of the Sensar intraocular lens. The increase in sales of eye care products was primarily due to an increase in sales of Complete branded products and hydrogen peroxide-based products.

Net sales in Asia Pacific increased $22.4 million in 2004 from 2003 and such increase was comprised of a $12.5 million increase in sales of ophthalmic surgical products and a $9.9 million increase in sales of eye care products. Net sales in Asia Pacific include the favorable impact of foreign currency fluctuations of $2.1 million. The increase in sales of ophthalmic surgical products includes $5.5 million in sales of acquired products, including the Healon family of viscoelastics and CeeOn intraocular lenses, and increased sales of the Sensar intraocular lens and phacoemulsification products. The increase in sales of eye care products was primarily due to an increase in sales of Complete branded products and hydrogen peroxide-based products.

Global sales of our ophthalmic surgical products increased by $106.9 million, or 34.9%, from 2003 to 2004. Sales of our ophthalmic surgical products increased primarily due to sales of acquired products of $75.8 million, including the Healon family of viscoelastics and the Tecnis and CeeOn intraocular lenses, and increased sales of Sensar intraocular lenses and phacoemulsification products and favorable currency changes. Foreign currency fluctuations in 2004 increased international ophthalmic surgical sales by $19.2 million, or 6.3%, as compared to average rates in effect in 2003. We believe that global sales of ophthalmic surgical products will continue to grow due to sales of acquired products, including the Healon family of viscoelastics, the CeeOn and Tecnis intraocular lenses and the Baerveldt glaucoma shunt, and increased sales of our Sovereign Compact phacoemulsification system with WhiteStar technology and the Sensar and the ClariFlex intraocular lenses, both with the OptiEdge design.

Global sales of our eye care products increased by $33.7 million, or 11.4%, from 2003 to 2004. Sales of our eye care products increased primarily due to an increase in sales of Complete branded products and hydrogen peroxide-based products and favorable currency changes. Foreign currency fluctuations in 2004 increased international eye care sales by $18.3 million, or 6.2%, as compared to average rates in effect in 2003. In the future, we expect global sales of our eye care products will continue to grow due to increased sales of our Complete branded products and continued sales growth in Europe and Asia Pacific.

Net sales for 2003 increased by $63.4 million, or 11.8%, to $601.5 million in 2003 from $538.1 million in 2002. The increase in 2003 compared to 2002 was the result of increased sales in both product lines and favorable currency changes. Foreign currency fluctuations in 2003 increased sales by $48.1 million, or 8.9%, as compared to average rates in effect in 2002.

Net sales in the Americas, including the United States, increased $3.2 million in 2003 from 2002 and such increase was comprised of a $6.0 million increase in sales of ophthalmic surgical products partially offset by a $2.8 million decrease in sales of eye care products. Net sales in the Americas include the favorable impact of foreign currency fluctuations of $1.9 million. The increase in sales of ophthalmic surgical products was primarily due to sales of the Sovereign Compact phacoemulsification system with WhiteStar technology and increased sales of the Sensar intraocular lens. The decrease in sales of eye care products was primarily due to a decrease in sales of hydrogen peroxide-based products and private-label products partially offset by an increase in sales of Complete branded products.

Net sales in Europe/Africa/Middle East increased $38.2 million in 2003 from 2002 and such increase was comprised of a $25.4 million increase in sales of ophthalmic surgical products and a $12.8 million increase in sales of eye care products. Net sales in Europe/Africa/Middle East include the favorable impact of foreign currency fluctuations of $31.7 million primarily due to the strengthening of the euro versus the U.S. dollar. The increase in sales of ophthalmic surgical products was primarily due to increased sales of the Sensar intraocular lens and phacoemulsification products. The increase in sales of eye care products was primarily due to an increase in sales of Complete branded products.

Net sales in Japan increased $19.0 million in 2003 from 2002 and such increase was comprised of a $0.6 million increase in sales of ophthalmic surgical products and an $18.4 million increase in sales of eye care products. Net sales in Japan include the favorable impact of foreign currency fluctuations of $12.1 million resulting from the strengthening of the Japanese yen versus the U.S. dollar. The increase in sales of eye care products was primarily due to an increase in sales of Complete branded products and hydrogen peroxide-based products.

Net sales in Asia Pacific increased $3.0 million in 2003 from 2002 and such increase was comprised of a $4.1 million increase in sales of ophthalmic surgical products partially offset by a $1.1 million decrease in sales of eye care products. Net sales in Asia Pacific include the favorable impact of foreign currency fluctuations of $2.4 million. The increase in sales of ophthalmic surgical products was primarily due to increased sales of intraocular lenses and phacoemulsification products. The decrease in sales of eye care products was primarily due to a decrease in sales of hydrogen peroxide-based products.

Global sales of our ophthalmic surgical products increased by $36.1 million, or 13.4%, from 2002 to 2003. Sales of our ophthalmic surgical products increased primarily due to sales of the Sovereign Compact phacoemulsification system with WhiteStar technology and the Sensar acrylic intraocular lens and favorable foreign currency changes. Foreign currency fluctuations in 2003 increased international ophthalmic surgical sales by $23.3 million, or 8.6%, as compared to average rates in effect in 2002.

Global sales of our eye care products increased by $27.3 million, or 10.2%, from 2002 to 2003. Sales of our eye care products increased primarily due to an increase in sales of our Complete branded products and favorable currency changes. Foreign currency fluctuations in 2003 increased international eye care sales by $24.8 million, or 9.3%, as compared to average rates in effect in 2002.

For additional information relating to our geographic operating segments, including operating income or loss and long-lived assets, see Note 13 of Notes to Consolidated Financial Statements.

Income and expenses. The following table sets forth certain statement of operations items as a percentage of net sales:

	Year Ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	41.3	37.9	38.0

Gross margin	58.7	62.1	62.0
Other operating costs and expenses:
Selling, general and administrative	44.4	46.0	43.8
Research and development	6.1	6.2	5.6
In-process research and development	3.8	—	—

Operating income	4.4	9.9	12.6
Interest expense	(3.6)	(4.0)	(2.6)
Loss on investments, net	—	—	(0.7)
Unrealized (loss) gain on derivative instruments	—	—	(0.6)
Other non-operating expense, net	(17.1)	(3.0)	(0.4)

Earnings (loss) before income taxes	(16.3)%	2.9%	8.3%

Net earnings (loss)	(17.4)%	1.7%	4.8%

Gross margin. Our gross margin percentage decreased as a percent of net sales by 3.4 percentage points to 58.7% in 2004 from 62.1% in 2003. Gross profit for 2004 included a charge of $28.1 million ($19.1 million, net of tax), or 3.8 percentage point impact on gross margin percentage, for manufacturing profit capitalized in inventory and expensed related to the Acquisition. In addition, pre-production costs incurred at our manufacturing facility in Madrid, Spain, costs incurred for expansion of our manufacturing facility in Hangzhou, China, and higher costs of product supplied by Allergan contributed to the gross margin percentage decrease, which was partially offset by sales growth in the higher margin Complete branded line of eye care products and sales of the Healon family of viscoelastics. In 2005, we expect our gross margin percentage to be favorably impacted as we fully transition manufacturing of our eye care products from Allergan and continue to shift our sales mix to higher margin products, including the Healon family of viscoelastics and the Sensar intraocular lens. Our gross margin percentage remained relatively constant in 2003 as compared to 2002. Our gross margin in 2002 was negatively impacted by the June 2002 write-off of $2.6 million of inventory deemed unusable due to our spin-off from Allergan.

Selling, general and administrative. Selling, general and administrative expenses decreased as a percent of net sales by 1.6 percentage points to 44.4% in 2004 from 46.0% in 2003. Selling, general and administrative expenses for 2004 include an aggregate $2.3 million ($1.6 million, net of tax) charge to terminate a distributor contract following the decision to move to a direct sales model in Belgium as a result of the Acquisition and severance paid to AMO employees considered redundant upon completion of the Acquisition and amortization of $5.6 million related to the acquired intangible assets. Amortization of intangible assets was $0.1 million and $1.0 million in 2003 and 2002, respectively. In 2004, selling, general and administrative expenses also include an additional $9.3 million in acquisition integration-related charges. Selling, general and administrative expenses increased as a percent of net sales by 2.2 percentage points to 46.0% in 2003 from 43.8% in 2002. This increase was primarily the result of increased sales and marketing efforts in the global eye care business and incremental costs associated with running an independent public company. Additionally, we increased our allowance for doubtful accounts by $3.1 million and $3.5 million in 2003 and 2002, respectively, primarily as a result of deterioration in the aging of certain customer accounts in Europe.

Research and development. Research and development expenditures as a percent of net sales remained relatively constant in 2004 as compared to 2003 and increased by 0.6 percentage points to 6.2% in 2003 from 5.6% in 2002. As a result of our continued investment in research and development and other business development activities, we launched our new vitreal retinal system, AMO Gemini, in Europe, the StabilEyes capsular tension ring in North America, the ReZoom intraocular lens in Europe, an advanced formulation of our blink contact lens rewetter in the U.S. and Europe, the Complete AquaVision contact lens in Europe and the Verisyse phakic intraocular lens for correction of myopia in the U.S. In 2005, we expect to bring to market the ReZoom intraocular lens and Vitrax II in the U.S. and several new eye care products in Japan.

In-process research and development. In 2004, we incurred an in-process research and development (IPR&D) charge of $28.1 million ($28.1 million, net of tax) related to the Acquisition. This charge represented the estimated fair value of projects that, as of the Acquisition date, had not reached technological feasibility and had no alternative future use. The estimated fair value assigned to IPR&D was comprised of the following projects: Tecnis Monofocal - $1.6 million and

Tecnis Multifocal - $26.5 million. The estimated fair value of these IPR&D projects was estimated by performing a discounted cash flow analysis using the “income” approach. For each project, the estimated after-tax cash flows were probability weighted to take into account the stage of completion and the risks surrounding the successful development and commercialization. These cash flows were then discounted to a present value using a discount rate of 14.5%. Regulatory approval for the Tecnis Monofocal in Japan is expected in 2005. We also estimate that the Tecnis Multifocal will receive its PMA in the U.S. in 2008, with approval in Japan in 2008. Additional research and development expenses in the range of $0.5 million to $1.0 million and $2.5 million to $3.0 million for the Tecnis Monofocal and the Tecnis Multifocal, respectively, represent our best estimate as to the additional research and development expenses to bring these products to market. These projects are currently on track for these approval dates. However, the major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining the necessary approvals. We can provide no assurance that the approvals will be received on this schedule or at all.

Operating income. Operating income was $33.0 million, $59.5 million and $67.9 million in 2004, 2003 and 2002, respectively. Our 2004 operating income included an aggregate $58.5 million ($48.8 million, net of tax) in charges related to the manufacturing profit capitalized in inventory and expensed, the distributor contract termination and severance and in-process research and development as discussed above.

Non-operating expense. Interest expense was $26.9 million, $24.2 million and $13.8 million in 2004, 2003 and 2002, respectively. In 2004, interest expense included a net charge of $6.5 million ($3.9 million, net of tax) comprised of a charge of $9.7 million for the pro-rata write-off of debt issuance costs and write-off of original issue discount and one-time commitment fees net of a net realized gain on interest rate swaps of $3.2 million, all associated with the prepayment of the Japan term loan in June 2004, consummation of the June 2004 tender offer for $70.0 million aggregate principal amount of 9 1/4% senior subordinated notes (Senior Subordinated Notes), the exchange of $131.4 million aggregate principal amount of 3 1/2% convertible senior subordinated notes (Existing Notes) and partial prepayment of the $250.0 million June 2004 term loan. Interest expense in 2003 included a net charge of $5.8 million ($3.5 million, net of tax) comprised of a charge of $7.8 million for the pro-rata write-off of debt issuance costs and write-off of original issue discount net of a net realized gain on interest rate swaps of $2.0 million associated with the prepayment of a term loan in June 2003, the consummation of the “Modified Dutch Auction” tender offer for $115.0 million aggregate principal amount of Senior Subordinate Notes in July 2003 and the repurchase of an additional $15.0 million aggregate principal amount of Senior Subordinate Notes in September 2003. We expect interest expense to be higher in 2005 as compared to 2004 due to the additional debt incurred to finance the Acquisition as well as the additional $200.0 million of debt expected to be incurred to fund certain transaction fees and the cash consideration portion of the proposed acquisition of VISX, Incorporated.

Loss on investments is comprised of a $3.9 million charge for the other than temporary impairment of equity investments in 2002.

We recorded an unrealized loss on derivative instruments of $0.4 million, $0.2 million and $3.2 million in 2004, 2003 and 2002 respectively. We record as “unrealized loss (gain) on derivative instruments” the mark to market adjustments on the outstanding foreign currency options which we entered into or were allocated as part of Allergan’s overall risk management strategy to reduce the volatility of expected earnings in currencies other than the U.S. dollar.

The loss due to exchange of 3 1/2% Convertible Senior Subordinated Notes due 2023 of $116.3 million is comprised of a non-cash charge of $111.7 million ($111.7 million, net of tax) and a cash charge of $4.6 million ($4.6 million, net of tax). In the quarter ended June 25, 2004, we exchanged approximately 5.8 million shares of common stock and $4.6 million of cash for approximately $108.6 million in aggregate principal amount of these notes. Because these notes were not convertible into equity at such time, a non-cash charge of $107.2 million and a cash charge of $4.6 million was recorded. The $107.2 million non-cash charge was comprised of a charge of $89.1 million representing the difference between the fair market value of 5.3 million shares of common stock issued in exchange for the notes and the principal amount of notes exchanged and a charge of $18.1 million representing the fair market value of 0.5 million shares of common stock issued as a premium. The $4.6 million cash charge represented cash issued as a premium. In the remainder of 2004, we exchanged approximately 1.2 million shares of common stock for approximately $22.8 million in aggregate principal amount of these notes. As a result, a non-cash charge of $4.5 million representing the fair value of shares issued as a premium was recorded. In the future, additional losses may be incurred, if we exchange additional shares of common stock for all or a portion of the remaining notes.

Other non-operating expense of $10.6 million for 2004 included $10.8 million paid for the repurchase of the Senior Subordinated Notes and early debt extinguishment costs and fees of $0.1 million aggregating $10.9 million ($6.5 million, net of taxes) partially offset by foreign exchange gains and interest income. Other non-operating expense of $17.8 million for 2003 included an aggregate premium of $19.4 million paid for the partial repurchase of the Senior Subordinated Notes net of a foreign currency gain of $2.7 million resulting from the settlement of certain intercompany notes and related transfer of cash utilized for the prepayment of a term loan and partial repurchase of Senior Subordinated Notes, which aggregated $16.8 million ($10.1 million, net of taxes). Other non-operating expense of $2.4 million in 2002 included early debt extinguishment costs of $3.5 million ($2.0 million, net of tax) associated with the prepayment of debt in Japan in June 2002 partially offset by foreign exchange gains.

Income taxes. In 2004, we recorded a provision for income taxes of $8.2 million even though we had a pre-tax loss of $121.2 million. We recorded such provision as no tax benefit has been recognized for the in-process research and development charge of $28.1 million nor for the aggregate charge of $116.3 million related to the exchange of the Existing Notes. Income taxes are provided on taxable income at the statutory rates applicable to such income and we have provided for U.S. federal income taxes and foreign withholding taxes on the undistributed earnings of non-U.S. subsidiaries. We believe our future effective income tax rate may vary depending on our mix of domestic and international taxable income or loss and the various tax and treasury methodologies that we implement, including our policy regarding repatriation of future accumulated foreign earnings. We expect our effective tax rate on continuing operations to continue to be in the low to mid 30 percent range in 2005.

The American Jobs Creation Act of 2004 was signed into law in October 2004, which allows companies to elect to repatriate cash into the United States in 2005 at a special, temporary effective tax rate of 5.25 percent. Our evaluation of the amount of foreign earnings that we may elect to treat under this special provision, and the financial statement impact, is in process. As such, we are not in a position to decide on whether, and to what extent, our foreign earnings will be affirmatively designated for this treatment. The related potential range of the income tax effect of the repatriation cannot be reasonably estimated at this time. We expect to be in a position to finalize our assessment by the end of the third quarter in 2005.

Our effective tax rate in 2003 was 40%, as compared to 41.9% in 2002. The decrease in 2003 was primarily attributable to the utilization of foreign tax credits.

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

Net earnings (loss). Net earnings (loss) was $(129.4) million, $10.4 million and $25.9 million in 2004, 2003 and 2002, respectively. The net loss in 2004 included an aggregate after-tax charge of $175.5 million related to the following: the manufacturing profit capitalized in inventory and expensed related to the Acquisition; the charge to terminate a distributor contract following the decision to move to a direct sales model in Belgium as a result of the Acquisition and severance paid to AMO employees considered redundant upon completion of the Acquisition; the in-process research and development charge related to the Acquisition; the pro-rata write-off of debt issuance costs and write-off of original issue discount net of a net realized gain on interest rate swaps; and the charges related to the repurchase of the Senior Subordinated Notes and the exchange of the Existing Notes.

Net earnings in 2003 included an aggregate after-tax charge of $13.5 million related to the pro-rata write-off of debt issuance costs and write-off of original issue discount net of a net realized gain on interest rate swaps and a net charge related to the prepayment of a term loan and partial repurchase of Senior Subordinated Notes.

Net earnings in 2002 included the after-tax charge of $2.0 million related to the prepayment of debt in Japan.

Seasonality. Historically, we have realized a seasonal trend in our sales, with the smallest portion of our ophthalmic surgical sales being realized in the first quarter and with sales gradually increasing from the second to fourth quarter. We believe sales of our ophthalmic surgical products are comparatively higher in the fourth quarter because hospitals, ambulatory surgical centers and other customers increase spending as they reach their year-end and are able to spend the remainder of their annual budgeted amounts. As a result of acquisitions and expanded product offerings, we expect to realize less seasonality in future periods as we seek to diversify our sales geographically and with more products that are less seasonal.

Liquidity and Capital Resources

Management assesses our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms. As of December 31, 2004, we had cash and equivalents of $49.5 million.

Historically, we have generated cash from operations in excess of working capital requirements, and we expect to do so in the future. Net cash provided by operating activities in 2004 was $39.7 million compared to $48.0 million in 2003 and $126.9 million in 2002. Operating cash flow decreased in 2004 compared to 2003 primarily as a result of early debt extinguishment costs paid in cash and an increase in accounts receivable partially offset by an increase in accounts payable. The increase in accounts receivable and accounts payable is primarily due to increased activities resulting from the Acquisition and the ongoing transition of eye care manufacturing from Allergan. Additionally, in February 2004, we received approximately $4.7 million from Allergan. This payment ended a dispute between us and Allergan regarding the ownership of a certain value added tax receivable due from France. As part of the settlement with Allergan, we were responsible for paying penalties and expenses associated with the receivable, which aggregated less than $0.5 million. Operating cash flow decreased in 2003 compared to 2002 primarily as a result of lower net earnings due to the additional costs of our operations as an independent company, early debt extinguishment costs and a decrease in accounts payable.

The 2004 capital expenditures are primarily comprised of expansion of our manufacturing facilities in preparation for the transition away from the Allergan manufacturing agreement, expenditures at the acquired manufacturing facilities and construction of research and development facilities at our leased headquarters. Net cash used in investing activities was $482.2 million, $41.1 million, and $22.1 million in 2004, 2003 and 2002, respectively. The 2004 amount includes the $456.7 million Acquisition purchase price, which was financed with a portion of the proceeds from the issuance of $350.0 million of Notes and a $250.0 million term loan noted below. In November 2003, we completed the purchase of an existing manufacturing facility in Madrid, Spain. We financed the approximately $21.4 million purchase of this facility with available cash and borrowings under our senior credit facility. Expenditures for property, plant and equipment totaled $17.5 million, $12.6 million, and $16.7 million in 2004, 2003, and 2002, respectively. We expect to incur significant capital expenditures with respect to the Uppsala, Sweden manufacturing facility during the next two years in order to separate the facility from existing Pfizer operations. The decrease in expenditures in 2003 as compared to 2002 is primarily due to the large amount of improvements to our leased headquarters during 2002. The 2002 expenditures were primarily comprised of improvements to our leased headquarters and also include expansion of manufacturing facilities and a variety of other projects designed to improve productivity. Expenditures for demonstration (demo) and bundled equipment, primarily phacoemulsification and microkeratome surgical equipment, were $6.8 million, $7.0 million, and $5.0 million in 2004, 2003, and 2002, respectively. We maintain demo and bundled equipment to facilitate future sales of similar equipment and related products to our customers. Expenditures for capitalized internal-use software were $2.4 million, $0.7 million, and $0.9 million in 2004, 2003, and 2002, respectively. We capitalize internal-use software costs after technical feasibility has been established. In 2005, we expect to invest approximately $65.0 million to $70.0 million in property, plant and equipment, demo and bundled equipment, and capitalized software as part of the overall expansion of our business.

Net cash provided by financing activities was $442.2 million in 2004, which was primarily comprised of $350.0 million of proceeds from the issuance of 2 1/2% convertible senior subordinated notes due 2024 (Notes) and a $250.0 million term loan, partially offset by repayment of debt of $149.2 million and financing related costs of $16.6 million.

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

In 2004, the following transactions occurred: our Japan subsidiary repaid its ¥2.5 billion, approximately $22.4 million, term loan facility; we consummated the offering of $350.0 million of the Notes; we consummated a tender offer to repurchase the remaining $70.0 million aggregate principal amount of Senior Subordinated Notes; and we exchanged $131.4 million aggregate principal amount of Existing Notes for common stock and cash. In addition, in June 2004 we amended and restated our senior credit facility to provide a $250.0 million term loan and a $100.0 million revolving credit facility. As of December 31, 2004, we did not have any borrowings outstanding under the revolving credit facility and the term loan balance had been reduced to $194.0 million.

In January 2005, we entered into an amendment to our senior credit facility to provide for an increase by $100.0 million in the revolving loan commitments and an additional $100.0 million in term loan commitments. We expect to utilize this additional $200.0 million to fund certain transaction fees and the cash consideration portion of the proposed acquisition of VISX, Incorporated, which we announced on November 9, 2004.

The senior credit facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and interest coverage ratios. Certain covenants under the senior credit facility and the indenture relating to the senior subordinated notes also limit the incurrence of additional indebtedness. The senior credit facility prohibits cash dividend payments. We were in compliance with these covenants at December 31, 2004.

Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from some of our non-U.S. subsidiaries may result in additional tax costs. However, these cash balances are generally available without legal restriction to fund ordinary business operations.

We believe that the net cash provided by our operating activities, supplemented as necessary with borrowings available under our revolving credit facility and existing cash and equivalents, will provide sufficient resources to provide the required funding for the proposed acquisition of VISX, Incorporated, to fund the expected 2005 capital expenditures, and to meet our working capital requirements, debt service and other cash needs over the next year.

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

Foreign currency fluctuations. Approximately 75%, 74%, and 72% of our revenues in the years ended December 31, 2004, 2003 and 2002, respectively, were derived from operations outside the United States, and a significant portion of our cost structure is denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

The impact of foreign currency fluctuations on sales was a $37.5 million, $48.1 million and $5.2 million increase in 2004, 2003 and 2002, respectively. The sales increases were due primarily to a strengthening of the Japanese yen and euro versus the U.S. dollar.

Contractual obligations. The following represents a list of our material contractual obligations and commitments as of December 31, 2004:

	Payments Due by Year
	2005	2006	2007	2008	2009	Thereafter	Total
	(in millions)
Long-term debt, principal amount	$1.9	$2.0	$1.9	$94.6	$93.6	$358.6	$552.6

Cash commitments for interest expense	18.4	18.1	17.8	17.8	13.3	131.4	216.8
Operating lease obligations	15.6	8.0	5.3	4.4	3.9	22.1	59.3
IT services	5.4	5.2	4.7	—	—	—	15.3
Other purchase obligations, primarily purchases of inventory and capital equipment	70.9	1.5	0.5	0.1	—	—	73.0

New Accounting Standards

In September 2004, the Emerging Issues Task Force finalized its consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (EITF 04-8). EITF 04-8 addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share (EPS). Under EITF 04-8, the market price contingency should be ignored and these securities should be treated as non-contingent, convertible securities and always included in the diluted EPS computation. EITF 04-8 requires these securities be included in diluted EPS using either the if-converted method or the net share settlement method, depending on the conversion terms of the security. EITF 04-8 is effective for all periods ending after December 15, 2004 and is to be applied by retrospectively restating previously reported EPS. We irrevocably elected to cash settle the principal amount of the Notes and thus, the dilutive effect of the Notes was calculated under the net share settlement method. Adoption of EITF 04-8 did not have an impact on EPS for the years ended December 31, 2004 and 2003, as the impact of the Existing Notes, which were issued in June 2003, is antidilutive.

In November 2004, Statement of Financial Accounting Standards No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4” (SFAS No. 151), was issued. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect adoption of this standard to have a material impact on our consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. We have not quantified the potential effect of adoption of SFAS No. 123R. However, we believe adoption of SFAS No. 123R will result in a decrease to our reporting earnings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We routinely monitor our risks associated with fluctuations in currency exchange rates and interest rates. We address these risks through controlled risk management that may include the use of derivative financial instruments to economically hedge or reduce these exposures. We do not expect to enter into financial instruments for trading or speculative purposes. For fiscal 2002 through June 28, 2002, we were considered in Allergan’s overall risk management strategy. As part of this strategy, Allergan managed its risks based on management’s judgment of the appropriate trade-off between risk, opportunity and costs. With respect to our risks, Allergan primarily utilized foreign currency option and forward contracts to economically hedge or reduce these exposures.

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

Interest rate risk. At December 31, 2004, our debt is comprised solely of domestic borrowings and is comprised of $358.6 million of fixed rate debt and $194.0 million of variable rate debt.

In July 2004, we entered into an interest rate swap agreement, which effectively converts the interest rate on $125.0 million of term loan borrowings from a floating rate to a fixed rate. This interest rate swap matures in July 2006 and qualifies as a cash flow hedge. Changes in fair value of the interest rate swap agreement are recorded in other comprehensive income to the extent such changes are effective and as long as the cash flow hedge requirements are met. At December 31, 2004, the fair value of $0.3 million of the interest rate swap is recorded in “Other assets” in the accompanying consolidated balance sheet.

We had previously entered into various interest rate swap agreements, which effectively converted the interest rate on $150.0 million of the Senior Subordinated Notes from a fixed to a floating rate and converted the interest rate on $50.0 million of term loan borrowings from a floating to a fixed rate. The interest rate swaps had maturity dates beginning in 2005 and qualified as either fair value or cash flow hedges. Changes in fair value of the interest rate swap agreement qualifying as a cash flow hedge were recorded in other comprehensive income to the extent such changes were effective and as long as the cash flow hedge requirements were met. In May 2003 and October 2002, we realized the value of the interest rate swaps qualifying as fair value hedges. We received an aggregate of approximately $14.8 million, of which approximately $6.3 million represented the net settlement of the accrued but unpaid amount between us and the swap counterparties. The remaining amount of approximately $8.5 million was recorded as an adjustment to the carrying amount of the Senior Subordinated Notes as a premium and was being amortized over the remaining life of the Senior Subordinated Notes. At December 31, 2003, after recognizing a pro-rata portion of the gain upon repurchase of a portion of the Senior Subordinated Notes, the unamortized gain on these interest rate swaps was $3.5 million. As a result of the June 2004 repurchase of the remaining Senior Subordinated Notes, the remaining unamortized gain on the interest rate swaps was fully recognized.

In May 2003, we terminated the interest rate swap qualifying as a cash flow hedge. We paid approximately $2.4 million and included the related loss of approximately $2.3 million as a component of accumulated other comprehensive income. As a result of the prepayment of the term loan in June 2003, the loss on the interest rate swap was fully recognized as interest expense.

The tables below present information about our debt obligations and interest rate derivatives for the years ended December 31, 2004 and 2003:

December 31, 2004

	Maturing in							Fair Market Value
	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$350,000	$350,000	$379,750
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$8,600	$8,600	$18,311
Weighted Average Interest Rate	—	—	—	—	—	3.50%	3.50%
Variable Rate	$1,950	$1,950	$1,950	$94,559	$93,584	$—	$193,993	$193,993
Weighted Average Interest rate	4.50%	4.50%	4.50%	4.50%	4.50%	—	4.50%
Total Debt Obligations	$1,950	$1,950	$1,950	$94,559	$93,584	$358,600	$552,593	$592,054
Weighted Average Interest rate	4.50%	4.50%	4.50%	4.50%	4.50%	2.52%	3.22%
INTEREST RATE
DERIVATIVES
Interest Rate Swaps:
Variable to Fixed	$—	$125,000	$—	$—	$—	$—	$125,000	$319
Average Pay Rate	—	3.05%	—	—	—	—	3.05%
Average Receive Rate	—	2.57%	—	—	—	—	2.57%

December 31, 2003

	Maturing in							Fair Market Value
	2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$70,000	$70,000	$76,524
Weighted Average Interest Rate	—	—	—	—	—	9.25%	9.25%
Fixed Rate	$—	$—	$—	$—	$—	$140,000	$140,000	$170,320
Weighted Average Interest Rate	—	—	—	—	—	3.50%	3.50%
Variable Rate	$2,328	$2,328	$18,627	$—	$—	$—	$23,283	$23,283
Weighted Average Interest Rate	3.10%	3.10%	3.10%	—	—	—	3.10%
Total Debt Obligations	$2,328	$2,328	$18,627	$—	$—	$210,000	$233,283	$270,127
Weighted Average Interest Rate	3.10%	3.10%	3.10%	—	—	5.42%	5.19%

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

The foreign currency options are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in Japanese yen and the euro. As a result, the changes in the fair value of outstanding foreign currency option contracts are recorded through earnings as “Unrealized loss (gain) on derivative instruments” while any realized gains or losses on expired contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of operations. The premium cost of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized over the life of the options.

As part of Allergan’s risk management strategy, foreign exchange forward contracts were entered into to protect the value of foreign currency denominated intercompany receivables and the changes in the fair value of the foreign currency forward contracts were economically designed to offset the changes in the revaluation of the foreign currency denominated intercompany receivables. As a result, our allocated portion of current changes in both the foreign currency forward contracts and revaluation of the foreign currency denominated intercompany receivables was recorded through “Other, net” in the accompanying consolidated statement of operations for fiscal 2002.

At December 31, 2004, the aggregate notional amounts and strike amounts of our outstanding yen and euro currency option contracts were $67.3 million and 114.42 and $56.9 million and 1.15, respectively. At December 31, 2003, the aggregate notional amounts and strike amounts of outstanding yen and euro currency option contracts were $63.9 million and 120.62 and $50.2 million and 1.09, respectively. The notional principal amount provides one measure of the transaction volume outstanding as of year end, and does not represent the amount of our exposure to market loss. The fair value of the foreign currency option contracts was $0.1 million and $0.4 million at December 31, 2004 and 2003, respectively. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of December 31, 2004. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Through June 28, 2002, our allocated portion of changes in the revaluation of foreign currency forward contracts and changes in the fair value of foreign currency option contracts was based on our percentage of net sales compared to total Allergan net sales. In the last half of 2002 and as part of the transitional services agreement with Allergan, we paid to Allergan the costs of certain yen denominated foreign currency option contracts previously entered into by Allergan. The impact of foreign exchange risk management transactions on income was a net realized loss of $1.9 million, $2.5 million and $1.4 million in 2004, 2003 and 2002, respectively, and are recorded in “Other, net” in the accompanying consolidated statements of operations.

Item 8: Financial Statements and Supplementary Data

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2003
	(In thousands, except share data)
ASSETS
Current assets
Cash and equivalents	$49,455	$46,104
Trade receivables, net	189,465	130,423
Inventories	85,028	41,596
Deferred income taxes	40,250	24,124
Other current assets	12,627	10,245

Total current assets	376,825	252,492
Property, plant and equipment, net	118,639	68,136
Deferred income taxes	—	7,556
Other assets	41,825	27,079
Intangible assets, net	147,895	369
Goodwill	391,350	105,713

Total assets	$1,076,534	$461,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$1,950	$2,328
Accounts payable	77,824	35,605
Accrued compensation	31,451	24,507
Other accrued expenses	67,042	46,866
Income taxes	15,656	5,995

Total current liabilities	193,923	115,301
Long-term debt, net of current portion	550,643	233,611
Deferred income taxes	29,570	—
Other liabilities	26,128	19,241
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; authorized 5,000,000 shares, none issued	—	—
Common stock, $.01 par value; authorized 120,000,000 shares; issued 37,069,452 and 29,378,599 shares	371	294
Additional paid-in capital	310,437	54,064
Retained earnings (accumulated deficit)	(104,389)	24,981
Accumulated other comprehensive income	69,874	13,868
Less treasury stock, at cost (1,379 and 997 shares)	(23)	(15)

Total stockholders’ equity	276,270	93,192

Total liabilities and stockholders’ equity	$1,076,534	$461,345

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Net sales	$742,099	$601,453	$538,087
Cost of sales	306,164	227,811	204,338

Gross profit	435,935	373,642	333,749
Selling, general and administrative	329,197	276,695	235,977
Research and development	45,616	37,413	29,917
In-process research and development	28,100	—	—

Operating income	33,022	59,534	67,855

Non-operating expense
Interest expense	26,933	24,224	13,764
Loss on investments, net	—	—	3,935
Unrealized loss on derivative instruments	403	246	3,199
Loss due to exchange of 3½% Convertible Senior Subordinated Notes due 2023 (note 5)	116,282	—	—
Other, net	10,620	17,802	2,385

	154,238	42,272	23,283

Earnings (loss) before income taxes	(121,216)	17,262	44,572
Provision for income taxes	8,154	6,905	18,662

Net earnings (loss)	$(129,370)	$10,357	$25,910

Net earnings (loss) per share (note 1):
Basic	$(3.89)	$0.36

Diluted	$(3.89)	$0.35

Weighted average number of shares outstanding:
Basic	33,284	29,062

Diluted	33,284	29,644

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings (Accumula- ted Deficit)	Allergan Inc. Net Investment	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total	Comprehensive Income (Loss)
	Shares	Par Value						Shares	Amount
	(in thousands)
Balance at December 31, 2001	—	$—	$—	$—	$—	$215,653	$(1,723)	—	$—	$213,930
Comprehensive income
Net earnings prior to spin-off						11,286				11,286	$11,286
Net earnings subsequent to spin-off					14,624					14,624	14,624
Other comprehensive income:
Foreign currency translation adjustments							6,226			6,226	6,226
Unrealized loss on derivative instruments qualifying as cash flow hedges, net of $814 of tax							(1,172)			(1,172)	(1,172)

Total comprehensive income											$30,964

Issuance of common stock in connection with the spin-off (note 1)	28,724	287	80,094			(80,381)				—
Dividends and distributions to Allergan, Inc., net of advances and $17,513 of deferred tax assets resulting from the spin-off			(32,639)			(146,558)				(179,197)
Purchase of treasury stock, at cost								(3)	(13)	(13)

Balance at December 31, 2002	28,724	287	47,455	—	14,624	—	3,331	(3)	(13)	65,684
Comprehensive income
Net earnings					10,357					10,357	$10,357
Other comprehensive income:
Foreign currency translation adjustments, net of $6,598 of tax							9,365			9,365	9,365
Unrealized gain on derivative instruments qualifying as cash flow hedges, net of $1,745 of tax							2,507			2,507	2,507
Reclassification adjustment for realized loss on derivatives included in net earnings, net of $928 of tax							(1,335)			(1,335)	(1,335)

Total comprehensive income											$20,894

Issuance of common stock under stock option plan	426	4	3,794							3,798
Issuance of common stock under stock purchase plans	217	2	2,040					13	118	2,160
Issuance of restricted stock	12	1	165	(166)						—
Expense of compensation plan				102						102
Tax benefits from employee stock plans			674							674
Purchase of treasury stock, at cost								(11)	(120)	(120)

Balance at December 31, 2003	29,379	294	54,128	(64)	24,981	—	13,868	(1)	(15)	93,192

Comprehensive loss
Net loss					(129,370)					(129,370)	$(129,370)
Other comprehensive income:
Foreign currency translation adjustments							55,799			55,799	55,799
Unrealized gain on derivative instrument qualifying as cash flow hedge, net of $112 of tax							207			207	207
Total comprehensive loss											$(73,364)

Issuance of common stock in connection with convertible note exchanges	7,021	70	243,881							243,951
Issuance of common stock under stock option plan	490	5	4,934							4,939
Issuance of common stock under stock purchase plans	171	2	3,051							3,053
Issuance of restricted stock	8		265	(265)						—
Expense of compensation plan				219						219
Tax benefits from employee stock plans			4,288							4,288
Purchase of treasury stock, at cost									(8)	(8)

Balance at December 31, 2004	37,069	$371	$310,547	$(110)	$(104,389)	$—	$69,874	(1)	$(23)	$276,270

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Cash flows provided by operating activities
Net earnings (loss):	$(129,370)	$10,357	$25,910
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Amortization and write-off of original issue discount and debt issuance costs	11,028	9,687	814
Amortization and write-off of net realized gain on interest rate swaps	(3,466)	(2,631)	—
Depreciation and amortization	23,616	15,547	15,746
Deferred income taxes	(16,737)	(9,356)	4,150
Tax benefit from issuance of stock under stock plans	4,288	674	—
In-process research and development	28,100	—	—
Loss on exchange of convertible Senior Subordinated Notes	111,702	—	—
Loss on investments and assets	1,047	756	5,788
Unrealized loss on derivatives	403	246	3,199
Expense of compensation plan	219	102	—
Changes in assets and liabilities, net of effect of acquisition:
Trade receivables	(48,459)	6,202	2,809
Inventories	13,198	7,214	19,041
Other current assets	(1,514)	5,396	(2,887)
Accounts payable	39,759	(8,882)	11,994
Accrued expenses and other liabilities	7,294	14,574	26,758
Income taxes	5,775	(2,174)	8,944
Other non-current assets	(7,215)	264	4,642

Net cash provided by operating activities	39,668	47,976	126,908

Cash flows from investing activities
Acquisition of business, net of cash acquired	(456,709)	—	—
Additions to property, plant and equipment	(17,492)	(12,605)	(16,737)
Purchase of net assets of manufacturing facility	—	(21,359)	—
Proceeds from sale of property, plant and equipment	1,172	556	591
Additions to capitalized internal-use software	(2,415)	(674)	(948)
Additions to demonstration and bundled equipment	(6,778)	(6,971)	(4,993)

Net cash used in investing activities	(482,222)	(41,053)	(22,087)

Cash flows from financing activities
Proceeds from issuance of convertible senior subordinated notes	350,000	140,000	—
Proceeds from issuance of senior subordinated notes	—	—	197,194
Long-term debt borrowings	250,000	22,376	108,363
Repayment of long-term debt	(149,243)	(205,000)	(136,363)
Financing related costs	(16,553)	(7,316)	(10,274)
Proceeds from issuance of common stock	7,992	5,958	—
Net proceeds from settlement of interest rate swaps	—	582	5,637
Dividend and distributions to Allergan, Inc., net of advances	—	—	(196,710)
Purchase of treasury stock	(8)	(120)	(13)

Net cash provided by (used in) financing activities	442,188	(43,520)	(32,166)
Effect of exchange rates on cash and equivalents	3,717	2,123	966

Net increase (decrease) in cash and equivalents	3,351	(34,474)	73,621
Cash and equivalents at beginning of year	46,104	80,578	6,957

Cash and equivalents at end of year	$49,455	$46,104	$80,578

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$21,472	$23,391	$3,790
Income taxes	14,225	13,727	3,240

Non-cash financing activity - Exchange of convertible notes into common stock	$131,400	$—	$—

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Note 1: Description of Business

AMO develops, manufactures and markets surgical devices for the eyes, with a focus on devices that are used to perform cataract surgery, a surgery in which the natural focusing lens of the eye, having become hard and clouded, is broken up and removed and subsequently replaced with an artificial lens. The Company also offers a broad range of eye care products for use with virtually all available types of contact lens. These products include disinfecting solutions to destroy harmful microorganisms in and on the surface of contact lenses, daily cleaners to remove undesirable film and deposits from contact lenses, enzymatic cleaners to remove protein deposits from contact lenses and lens rewetting drops to provide added wearing comfort.

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

No annual earnings per share data for the year ended December 31, 2002 is presented as the Company’s earnings were part of Allergan’s earnings through the close of business on June 28, 2002.

Note 2: Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with accounting principles generally accepted in the United States of America and have been applied consistently in all material respects. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures. Actual results could differ from those estimates.

Basis of Presentation

The consolidated financial statements include the accounts of AMO and all of its subsidiaries. All significant transactions among the consolidated entities have been eliminated from the consolidated financial statements.

Prior to the spin-off, Allergan did not account for the business that comprises AMO on the basis of separate legal entities, subsidiaries, divisions or segments. The accompanying consolidated financial statement for the year ended December 31, 2002 (through June 28, 2002) includes those revenues and expenses directly attributable to AMO’s operations and allocations of certain Allergan corporate expenses to AMO. These amounts have been allocated to AMO on the basis that was considered by Allergan management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by the Company. The financial information included herein does not necessarily reflect what the results of operations of the Company would have been had it operated as a stand-alone public entity during all pre spin-off periods presented, and may not be indicative of future operations or financial position.

Certain reclassification of prior year amounts have been made to conform with current year presentation.

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

Investments

The Company has non-marketable equity investments in conjunction with its various collaboration arrangements. The non-marketable equity investments are recorded at cost and are evaluated periodically for other than temporary declines in fair value. The company uses the following criteria to determine if such a decline should be considered other than temporary:

•	the duration and extent to which the market value has been less than cost;

•	the financial condition and near-term prospects of the investee;

•	the reasons for the decline in market value;

•	the investee’s performance against product development milestones; and

•	the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

Goodwill and Long-Lived Assets

Goodwill represents the excess of acquisition costs over the fair value of net assets of purchased businesses. Intangibles include licensing agreements, trademarks and technology rights and are amortized over their estimated useful lives ranging from 3 to 13.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, whereby goodwill is no longer amortized, but instead is subject to a periodic impairment review performed during the second quarter of each fiscal year. In a business combination, goodwill is allocated to the Company’s various reporting units, which are the same as the Company’s reportable operating segments based on relative fair value of the assets acquired and liabilities assumed. As the Company’s operations are composed of four reporting units (Americas, Europe/Africa/Middle East, Japan and Asia Pacific), the Company reviews the recoverability of its goodwill by comparing each unit’s fair value to the net book value of its assets. If the book value of the reporting unit’s assets exceeds its fair value, the goodwill is written down to its implied fair value.

Additionally, the Company reviews the carrying amount of goodwill whenever events and circumstances indicate that the carrying amount of goodwill may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory develops. If it is determined that such indicators are present and the review indicates that goodwill will not be fully recoverable, based upon discounted estimated cash flows, the carrying value is reduced to estimated fair market value. Estimated fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

In the second quarters of 2004, 2003 and 2002, the Company performed its annual impairment tests of its goodwill, and no impairment was indicated based on these tests.

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses potential impairment to its long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets.

Capitalized Software

The Company capitalizes certain internal-use computer software costs after technological feasibility has been established. These capitalized costs are amortized utilizing the straight-line method over their estimated economic life not to exceed three years.

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

Revenue Recognition and Accounts Receivable

Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured. We record revenue from product sales when title and risk of ownership has been transferred to the customer, which is typically upon delivery to the customer, with the exception of intraocular lenses distributed on a consignment basis, which is upon notification of implantation in a patient.

The Company generally permits returns of product if such product is returned in a timely matter, in good condition, and through the normal channels of distribution. Return policies in certain international markets can be more stringent and are based on the terms of contractual agreements with the customers. Allowances for returns are provided for based upon an analysis of our historical patterns of returns matched against the sales from which they originated. To date, historical product returns have been within the Company’s estimates.

When the Company recognizes revenue from the sale of products, certain allowances known and estimable at time of sale are recorded as a reduction to sales. These items include cash discounts, allowances and rebates. These items are reflected as a reduction to accounts receivable to the extent the customer will or is expected to reduce its payment on the related invoice amounts. In addition, certain items such as rebates provided to customers that meet certain buying targets are paid to the customer subsequent to customer payment. Thus, such amounts are recorded as accrued liabilities. These provisions are estimated based on historical payment experience, historical relationship to revenues and estimated customer inventory levels. To date, historical sales allowances have been within the Company’s estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock-Based Compensation

The Company measures stock-based compensation for option grants to employees and members of the board of directors using the intrinsic value method. The fair value of each option grant for determining the pro forma impact of stock-based compensation expense is estimated on the date of grant using the Black-Scholes option-pricing model with weighted average assumptions. These assumptions consist of expected dividend yield, expected volatility, risk-free interest rate and expected life.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Had compensation expense for the Company’s stock options and employee stock purchase plans been recognized based upon the fair value of awards granted, the Company’s net earnings (loss) would have been decreased (increased) to the following pro forma amounts (in thousands, except per share data):

	2004	2003	2002
Net earnings (loss):
As reported:	$(129,370)	$10,357	$25,910
Stock-based compensation expense included in reported net earnings, net of tax	99	61	—
Stock-based compensation expense determined under fair value based method, net of tax	(7,117)	(4,939)	(3,248)

Pro forma	$(136,338)	$5,479	$22,662

Earnings per share:
As reported:
Basic	$(3.89)	$0.36

Diluted	$(3.89)	$0.35

Pro forma:
Basic	$(4.10)	$0.19

Diluted	$(4.10)	$0.18

No earnings per share data for the year ended December 31, 2002 is presented as the Company’s earnings were part of Allergan’s earnings through the close of business on June 28, 2002.

The value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Stock Options			ESPP
	2004	2003	2002	2004	2003	2002
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility	42.3%	34.8%	42.0%		33.9%	42.0%
Risk-free interest rate	3.8%	2.9%	3.2%		1.1%	1.6%
Expected life (in years)	4.9	4.8	3.6		0.5	0.5
Weighted-average fair value	$14.05	$4.87	$4.03		$3.83	$2.49

Research and Development

Research and development costs are charged to expense when incurred.

Acquired In-Process Research and Development

Costs to acquire in-process research and development (IPR&D) projects and technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred (see Note 3).

Comprehensive Income (Loss)

Comprehensive income (loss) encompasses all changes in equity other than those with stockholders and consists of net earnings (loss), foreign currency translation adjustments and unrealized gains/losses on derivative instruments, if applicable.

Recently Adopted and Issued Accounting Standards

In September 2004, the Emerging Issues Task Force finalized its consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (EITF 04-8). EITF 04-8 addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share (EPS). Under EITF 04-8, the market price contingency should be ignored and these securities should be treated as non-contingent, convertible securities and always included in the diluted EPS computation. EITF 04-8 requires these securities be included in diluted EPS using either the if-converted method or the net share settlement method, depending on the conversion terms of the security. EITF 04-8 is effective for all periods ending after December 15, 2004 and is to be applied by retrospectively restating previously reported EPS. The Company irrevocably elected to cash settle the principal amount of the Notes (as defined in Note 5) and thus, the dilutive effect of the Notes was calculated under the net share settlement method. Adoption of EITF 04-8 did not have an impact on EPS for the years ended December 31, 2004 and 2003, as the impact of the Existing Notes (as defined in Note 5), which were issued in June 2003, is antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2004, Statement of Financial Accounting Standards No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4” (SFAS No. 151), was issued. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect adoption of this standard to have a material impact on its consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The Company has not quantified the potential effect of adoption of SFAS No. 123R. However, the Company believes adoption of SFAS No. 123R will result in a decrease to reported earnings.

Note 3: Acquisition of Pfizer Inc. Surgical Ophthalmic Business

On June 26, 2004, pursuant to a stock and asset purchase agreement dated as of April 21, 2004, the Company completed the purchase of Pfizer Inc.’s surgical ophthalmic business for $450 million in cash (Acquisition). Pfizer’s surgical ophthalmic business manufactured and marketed surgical devices for the eyes. The Company acquired ophthalmic surgical products and certain manufacturing and research and development facilities located in Uppsala, Sweden, Groningen, Netherlands and Bangalore, India. The products acquired include the Healon line of viscoelastic products used in ocular surgery, the CeeOn and Tecnis intraocular lenses and the Baerveldt glaucoma shunt.

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

The results of operations of the Acquisition have been included in the accompanying consolidated statements of operations from the date of the Acquisition. The total estimated cost of the Acquisition is as follows (in thousands):

Cash consideration to Pfizer Inc.	$450,000
Direct costs	7,399
Cash acquired	(690)

Total purchase price	$456,709

The above purchase price has been allocated based on an estimate of the fair values of assets acquired and liabilities assumed.

The purchase price has been allocated based on management’s estimates as follows (in thousands):

Inventories	$52,411
Other current assets	350
Property, plant and equipment	39,066
Intangible assets	135,900
In-process research and development	28,100
Goodwill	255,171
Current liabilities	(14,601)
Non-current liabilities	(655)
Non-current deferred tax liability	(39,033)

Net assets acquired	$456,709

Of the $135.9 million of acquired intangible assets, $121.0 million was assigned to developed technology rights that have a weighted-average useful life of approximately 12.7 years and $14.9 million was assigned to a trademark with a useful

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

life of approximately 13.5 years. Approximately $11.6 million of the goodwill is expected to be deductible for tax purposes. A history of operating margins and profitability, a strong scientific employee base and a strong presence in the viscoelastic market were among the factors that contributed to a purchase price resulting in the recognition of goodwill.

The acquired goodwill has been allocated to the reportable segments as follows: Americas - $97.3 million; Europe/Africa/Middle East - $61.8 million; Japan - $72.4 million; and Asia Pacific - $23.7 million.

In-process research and development (IPR&D)

Approximately $28.1 million of the purchase price represents the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations for the year ended December 31, 2004. The estimated fair value assigned to IPR&D is comprised of the following projects (in thousands):

Value of IPR&D Acquired
Tecnis Monofocal	$1,600
Tecnis Multifocal	26,500

Total	$28,100

The estimated fair value of these projects was determined based on a discounted cash flow model. For each project, the estimated after-tax cash flows were probability weighted to take into account the stage of completion and the risks surrounding the successful development and commercialization. These cash flows were then discounted to a present value at a rate commensurate with the perceived risk, which was 14.5%. Additional research and development expenses in the range of $0.5 million to $1.0 million and $2.5 million to $3.0 million for the Tecnis Monofocal and the Tecnis Multifocal, respectively, represent management’s best estimate as to the additional research and development expenses to bring these products to market. In addition, solely for the purposes of estimating the fair value of these IPR&D projects, the following assumptions were made:

•	Revenue that is reasonably likely to result from the approved and unapproved, potential uses of identifiable intangible assets that includes the estimated number of units to be sold, estimated selling prices, estimated market penetration and estimated market share and year-over-year growth rates over the product cycles;

•	Regulatory approval for the Tecnis monofocal lens in Japan is expected in 2005, based on results of current trials. Management also estimates that the Tecnis multifocal lens will receive its PMA in the U.S. from the FDA in 2007, with approval in Japan in 2008. The time frame and clinical roadmaps for the devices are based on management’s estimates;

•	Remaining developmental R&D and sustaining engineering expenses once commercialized were also estimated by management according to internal planning estimates;

•	Cost of goods sold was assumed to be similar to the current commercialized versions of Tecnis lenses and includes a direct distribution cost burden; and

•	Margins for the promotion, marketing, and sales expenses were assumed at the same level as those for commercialized IOL and viscoelastic franchises and include assumed increases in staffing required to realize estimated worldwide sales expectations.

The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize, as estimated. For these reasons, among others, actual results may vary from the estimated results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following unaudited pro forma information assumes the Acquisition occurred on January 1 of each year presented. These unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the Acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the years ended December 31, 2004 and 2003 are as follows (in thousands, except per share data):

	Year Ended December 31, 2004		Year Ended December 31, 2003
Net sales	$816,976		$748,433
Net earnings	51,860	(1)	11,966	(2)
Earnings per share:
Basic (3)	$1.41		$0.33
Diluted (4)	$1.23		$0.33

(1)	The unaudited pro forma information for the year ended December 31, 2004 excludes the following non-recurring charges: incremental cost of sales of $28.1 million from the sale of acquired inventory adjusted to fair value; a $28.1 million in-process research and development charge; a charge of $6.5 million for the write-off of debt issuance costs, one-time commitment fee and original issue discount, net of the recognition of realized gains on interest rate swaps; and early debt extinguishment costs of $127.2 million. The unaudited pro forma information also reflects a $4.5 million increase in depreciation and amortization related to the estimated fair value of property, plant and equipment and identifiable intangible assets and a $4.1 million increase in interest expense resulting from the recapitalization to fund the Acquisition.
(2)	The unaudited pro form information for the year ended December 31, 2003 reflects a $1.1 million increase in depreciation and amortization related to the estimated fair value of property, plant and equipment and identifiable intangible assets and a $12.0 million increase in interest expense resulting from the recapitalization to fund the Acquisition.
(3)	The weighted average number of shares outstanding used for computation of basic earnings per share for each of the years presented include the 7.0 million shares exchanged for approximately $131.4 million aggregate principal amount of 3½% convertible senior subordinated notes (see Note 5).
(4)	The weighted average number of shares outstanding used for computation of diluted earnings per share for the years ended December 31, 2004 and 2003 includes the aggregate dilutive effect of approximately 5.7 million shares and 1.0 million shares, respectively, for stock options and the remaining 3½% convertible senior subordinated notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4: Composition of Certain Financial Statement Captions

	December 31,
	2004	2003
	(in thousands)

Trade receivables, net
Trade receivables	$196,908	$139,060
Less allowance for doubtful accounts	7,443	8,637

	$189,465	$130,423

Inventories
Finished products, including consignment inventory of $9,107 and $6,696 in 2004 and 2003, respectively	$69,928	$37,255
Work in process	6,942	1,056
Raw materials	8,158	3,285

	$85,028	$41,596

Other current assets
Prepaid expenses	$8,980	$7,326
Other	3,647	2,919

	$12,627	$10,245

Property, plant and equipment, net
Land	$9,497	$7,414
Buildings and leasehold improvements	65,987	45,060
Machinery, equipment and furniture	102,193	63,896

	177,677	116,370
Less accumulated depreciation and amortization	59,038	48,234

	$118,639	$68,136

Intangibles

	December 31, 2004		December 31, 2003
(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Amortized intangible assets:
Licensing	4,590	(3,983)	$3,940	$(3,940)
Technology rights	136,165	(5,371)	—	—
Trademarks	17,440	(946)	572	(203)

	$158,195	$(10,300)	$4,512	$(4,143)

The intangible assets balance increased primarily due to the acquired intangible assets (see Note 3) and the impact of foreign currency fluctuations.

Amortization expense was $5.6 million, $0.1 million and $1.0 million in 2004, 2003 and 2002, respectively, and is recorded in selling, general and administrative in the accompanying consolidated statements of operations. The amortization expense in 2002 includes the impact of the reduction in the estimated useful life of a licensing agreement.

Estimated amortization expense is $12.2 million for each of the years ending December 31, 2005, 2006, 2007 and 2008, $11.4 million in 2009, and $87.7 million thereafter.

Goodwill

(In thousands)	December 31, 2004	December 31, 2003
Goodwill:
Americas	$135,001	$37,675
Europe/Africa/Middle East	103,360	21,567
Japan	120,709	37,482
Asia Pacific	32,280	8,989

	$391,350	$105,713

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The increase in goodwill in 2004 is due to goodwill resulting from the Acquisition (see Note 3) and the impact of foreign currency fluctuations. There was no activity related to goodwill during 2003 except for the impact of foreign currency fluctuations.

Note 5: Debt

(In thousands)	Average Rate of Interest	December 31, 2004	December 31, 2003

Convertible Senior Subordinated Notes due 2024	2.50%	$350,000	$—
Convertible Senior Subordinated Notes due 2023	3.50%	8,600	140,000
Bank term loan	4.50%	193,993	—
Senior Subordinated Notes due 2010	9.25%	—	70,000
Yen denominated notes	3.10%	—	23,283
Unamortized realized gain on interest rate swap (note 6)		—	3,466
Unamortized debt discount		—	(810)

		552,593	235,939
Less current maturities		1,950	2,328

Long-term debt, net of current portion		$550,643	$233,611

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

A portion of the proceeds from the Senior Subordinated Notes and a $100.0 million term loan were used to repay debt in Japan in June 2002. As a result of the prepayment of the Japan debt, $3.5 million of early debt extinguishment costs were incurred and recorded in “Other, net” on the accompanying consolidated statement of operations.

In June 2003, the Company amended and restated its senior credit facility to retire the original $100.0 million term loan and increase the senior revolving credit facility from $35.0 million to $100.0 million. As a result of the prepayment of the term loan, the Company wrote off debt issuance costs of approximately $2.4 million and recognized a realized loss of approximately $2.2 million on an interest rate swap.

On June 25, 2004, the Company amended and restated its senior credit facility to provide a $250.0 million term loan and a $100.0 million revolving credit facility. The amended and restated senior credit facility matures on June 25, 2009. At December 31, 2004, the Company did not have any borrowings outstanding under the revolving credit facility. Approximately $10.1 million of the revolving credit facility had been reserved to support letters of credit issued on the Company’s behalf. In June 2004, the Company recorded a charge for and paid a $0.5 million fee to the senior credit facility lenders for their commitment to provide financing for the Acquisition in the event certain other financing transactions were not completed in a timely manner. In addition, the Company recorded a charge of $1.0 million for a funding commitment fee related to the proposed acquisition of VISX, Incorporated in the event other financing transactions are not completed in a timely manner.

The $250.0 million term loan bears interest at current market rates plus a 2.25% margin (4.50% per annum at December 31, 2004). Borrowings under the revolving credit facility, if any, bear interest at current market rates plus a margin based upon the Company’s ratio of debt to EBITDA, as defined. The incremental interest margin on borrowings under the revolving credit facility decreases as the Company’s ratio of debt to EBITDA decreases to specified levels. Under the senior credit facility, certain transactions may trigger mandatory prepayment of borrowings, if any. Such transactions may include equity or debt offerings, certain asset sales and extraordinary receipts. The Company pays a quarterly fee (2.25% per annum at December 31, 2004) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.50% per annum at December 31, 2004) on the average unused portion of the revolving credit facility.

In January 2005, the Company entered into an amendment to the senior credit facility to provide for an increase by $100.0 million in the revolving loan commitments and an additional $100.0 million in term loan commitments. The Company expects to utilize this additional $200.0 million to fund certain transaction fees and the cash consideration portion of the proposed acquisition of VISX, Incorporated, which was announced on November 9, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On June 24, 2003, the Company issued $140.0 million of 3½% convertible senior subordinated notes due April 15, 2023 (Existing Notes). Interest on the Existing Notes is payable on April 15 and October 15 of each year, commencing on October 15, 2003. The Existing Notes are convertible into 48.69 shares of AMO’s common stock for each $1,000 principal amount of Existing Notes (conversion price of $20.54 per share), subject to adjustment. The Existing Notes may be converted, at the option of the holders, on or prior to the final maturity date under certain circumstances, including:

•	during any fiscal quarter commencing after September 30, 2003 if the closing sale price per share of AMO’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter;

•	during the five business days after any five consecutive trading day period in which the trading price of the Existing Notes for each day was less than 95% of the conversion value of the Existing Notes; provided that holders may not convert their Existing Notes in reliance on this provision after April 15, 2018 if on any trading day during such trading period the closing sale price per share of AMO’s common stock was between 100% and 120% of the then current conversion price. This conversion feature represents an embedded derivative. However, based on the deminimis value associated with this feature, no value has been assigned at issuance and at December 31, 2004;

•	during any period, following the earlier of (a) the date the Existing Notes are rated by both Standard & Poor’s Rating Services and Moody’s Investor Services and (b) July 23, 2003, when the credit rating assigned to the Existing Notes by Standard & Poor’s or Moody’s is below CCC+ or Caa2, respectively, or when either of these rating agencies does not rate or no longer rates the Existing Notes, or withdraws the rating assigned to the Existing Notes. This conversion feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2004;

•	if the Existing Notes have been called for redemption; or

•	upon the occurrence of specified corporate events.

Upon conversion, the Company has the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock.

The Company may redeem some or all of the Existing Notes for cash, on or after April 18, 2008 for a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest, if any, to, but excluding, the redemption date.

The Existing Notes contain put options which may require the Company to repurchase all or a portion of the Existing Notes on April 15, 2008, 2013 and 2018 at a repurchase price of 100% of the principal amount plus accrued and unpaid interest, including contingent interest (as described below), if any, to, but excluding the repurchase date. The Company may choose to pay the repurchase price in cash, shares of common stock or a combination of cash and shares of common stock.

Beginning with the six-month interest period commencing April 15, 2008, holders of the Existing Notes will receive contingent interest payments during any six-month interest period if the trading price of the Existing Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the Existing Notes. The contingent interest payable will equal 0.25% of the average trading price of $1,000 principal amount of Existing Notes during the five trading days immediately preceding the first day of the applicable six-month interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2004.

On July 23, 2003, the Company consummated its “Modified Dutch Auction” tender offer for $115.0 million aggregate principal amount of Senior Subordinated Notes utilizing a majority of the proceeds from the issuance of the Existing Notes. As a result of the purchase of the Senior Subordinated Notes, the Company recorded a charge of approximately $18.6 million for the premium paid on the notes and for the write-off of the pro-rata portion of capitalized debt related costs.

In September 2003, the Company repurchased $15.0 million aggregate principal amount of Senior Subordinated Notes on the open market. The Company recorded a charge of approximately $2.0 million for the premium paid on the notes and for the write-off of the pro-rata portion of capitalized debt related costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On September 24, 2003, the Company’s Japan subsidiary entered into a ¥2.5 billion term loan facility agreement with two banks. The term loan was to mature on September 28, 2006 and bore interest at TIBOR plus 3.0% (3.10% at December 31, 2003). The term loan is collateralized by the accounts receivable and inventory of the subsidiary. Mandatory prepayment of the term loan is required from proceeds from certain debt offerings or asset sales of the subsidiary. On June 2, 2004, the Company’s Japan subsidiary repaid its ¥2.5 billion, approximately $22.4 million, term loan facility. As a result of the prepayment of the term loan, a charge of $0.7 million for the write-off of capitalized debt related costs was recorded in the quarter ended June 25, 2004.

On June 22, 2004, the Company issued $350.0 million of 2½% convertible senior subordinated notes due July 15, 2024 (Notes). Interest on the Notes is payable on January 15 and July 15 of each year, commencing on January 15, 2005. The Notes are convertible into 19.9045 shares of AMO’s common stock for each $1,000 principal amount of Notes (conversion price of approximately $50.24 per share), subject to adjustment. The Notes may be converted, at the option of the holders, on or prior to the final maturity date under certain circumstances, including:

•	during any fiscal quarter commencing after September 24, 2004, if the closing sale price per share of AMO’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter;

•	during the five business days after any five consecutive trading day period in which the trading price of the Notes for each day was less than 95% of the conversion value of the Notes; provided that holders may not convert their Notes in reliance on this provision after July 15, 2019, if on any trading day during such trading period the closing sale price per share of AMO’s common stock was between 100% and 130% of the then current conversion price. This conversion tenure represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2004;

•	upon the occurrence of specified ratings events with respect to the Notes. This conversion feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2004;

•	if the Notes have been called for redemption;

•	if a fundamental change occurs; or

•	upon the occurrence of specified corporate events.

Upon conversion, the Company has the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. Under the indenture for the Notes, the Company may irrevocably elect to satisfy in cash the conversion obligation with respect to the principal amount of the Notes and the Company made such election prior to December 31, 2004. As such, any future dilutive effect of the Notes will be calculated under the net share settlement method.

The Company may redeem some or all of the Notes for cash, on or after January 20, 2010, for a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest, if any, to but excluding the redemption date.

The Notes contain put options, which may require the Company to repurchase all or a portion of the Notes on January 15, 2010, July 15, 2014, and July 15, 2019 at a repurchase price of 100% of the principal amount plus accrued and unpaid interest, including contingent interest (as described below), if any, to but excluding the repurchase date. The Company may choose to pay the repurchase price in cash, shares of common stock or a combination of cash and shares of common stock.

Beginning with the six-month interest period commencing January 15, 2010, holders of the Notes will receive contingent interest payments during any six-month interest period if the trading price of the Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the Notes. The contingent interest payable will equal 0.25% of the average trading price of $1,000 principal amount of Notes during the five trading days immediately preceding the first day of the applicable six-month interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On or prior to January 15, 2010, upon the occurrence of a fundamental change, under certain circumstances, the Company will pay a make whole premium on Notes converted in connection with, or tendered for repurchase upon, the fundamental change. The make whole premium will be payable, in the same form of consideration into which the Company’s common stock has been exchanged or converted, on the repurchase date for the Notes after the fundamental change, both for Notes tendered for repurchase and for Notes converted in connection with the fundamental change. The amount of the make whole premium, if any, will be based on the Company’s stock price on the effective date of the fundamental change. This make whole premium feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2004.

The Company utilizes a convertible bond pricing model and a probability weighted valuation model, as applicable, to determine the fair values of the embedded derivatives noted above.

The proceeds from the June 2004 term loan and a portion of the net proceeds from the Notes aggregating $450.0 million were used to fund the Acquisition. In addition, approximately $80.8 million of the net proceeds from the Notes were used to consummate the June 2004 tender offer to purchase the remaining $70.0 million aggregate outstanding principal amount of the Senior Subordinated Notes and pay the related premium and consent fees. As a result of the purchase of the Senior Subordinated Notes, the Company recorded a charge of approximately $10.8 million for the premium and consent fees paid and a net gain of $0.7 million for the write-off of capitalized debt related costs and recognition of the realized gain on interest rate swaps.

In the quarter ended June 25, 2004, the Company exchanged approximately 5.8 million shares of common stock and approximately $4.6 million in cash for approximately $108.6 million in aggregate principal amount of Existing Notes in privately negotiated transactions with a limited number of holders (Private Exchanges). The Private Exchanges resulted in an aggregate increase of $216.4 million to common stock and additional paid-in capital. Because the Existing Notes were not convertible into equity at the time of the Private Exchanges, a non-cash charge of approximately $107.2 million and a cash charge of approximately $4.6 million were recorded. The $107.2 million non-cash charge was comprised of a charge of $89.1 million representing the difference between the fair market value of 5.3 million shares of common stock issued in exchange for the notes and the principal amount of notes exchanged and a charge of $18.1 million representing the fair market value of 0.5 million shares of common stock issued as a premium. The $4.6 million cash charge represented cash issued as a premium. The Company also recorded a charge of approximately $3.2 million for the write-off of the pro-rata portion of capitalized debt related costs.

During the remainder of 2004, the Company exchanged approximately 1.2 million shares of common stock for approximately $22.8 million in aggregate principal amount of Existing Notes. These exchanges resulted in an increase of $27.6 million to common stock and additional paid-in capital. A non-cash charge of $4.5 million representing the fair value of shares issued as a premium was recorded. During the last half of 2004, the Company also prepaid $55.0 million of the term loan. As a result of the exchanges and the partial repayment of the term loan, the Company recorded a charge of $1.9 million for the write-off of the pro-rata portion of capitalized debt related costs.

The senior credit facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios. Certain covenants under the senior credit facility and the indentures relating to the Notes and the Existing Notes may limit the incurrence of additional indebtedness. The senior credit facility prohibits dividend payments. The Company was in compliance with these covenants at December 31, 2004.

As of December 31, 2004, the aggregate maturities of total long-term debt are as follows: $1.9 million in 2005; $2.0 million in 2006; $1.9 million in 2007; $94.6 million in 2008; $93.6 million in 2009; and $358.6 million after 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2002 (through June 28, 2002), the Company was considered in Allergan’s overall risk management strategy. As part of this strategy, Allergan managed its risks based on management’s judgment of the appropriate trade-off between risks, opportunity and costs. With respect to AMO’s risk, Allergan primarily utilized interest rate swap agreements and foreign currency option and forward contracts to economically hedge or reduce these exposures.

Interest Rate Risk Management

At December 31, 2004, the Company’s debt is comprised solely of domestic borrowings and is comprised of $358.6 million of fixed rate debt and $194.0 million of variable rate debt.

In July 2004, the Company entered into an interest rate swap agreement, which effectively converts the interest rate on $125.0 million of term loan borrowings from a floating rate to a fixed rate. This interest rate swap matures in July 2006 and qualifies as a cash flow hedge. Changes in fair value of the interest rate swap agreement are recorded in other comprehensive income to the extent such changes are effective and as long as the cash flow hedge requirements are met. At December 31, 2004, the fair value of $0.3 million of the interest rate swap is recorded in “Other assets” in the accompanying consolidated balance sheet.

The Company had previously entered into various interest rate swap agreements which effectively converted the interest rate on $150.0 million of the Senior Subordinated Notes from a fixed to a floating rate and converted the interest rate on $50.0 million of term loan borrowings from a floating to a fixed rate. The interest rate swaps had maturity dates beginning in 2005 and qualified as either fair value or cash flow hedges. Changes in fair value of the interest rate swap agreement qualifying as a cash flow hedge were recorded in other comprehensive income to the extent such changes were effective and as long as the cash flow hedge requirements were met. In May 2003 and October 2002, the Company realized the value of the interest rate swaps qualifying as fair value hedges. The Company received an aggregate of approximately $14.8 million, of which approximately $6.3 million represented the net settlement of the accrued but unpaid amount between the Company and the swap counterparties. The remaining amount of approximately $8.5 million was recorded as an adjustment to the carrying amount of the Senior Subordinated Notes as a premium and was amortized over the remaining life of the Senior Subordinated Notes. At December 31, 2003, after recognizing a pro-rata portion of the gain upon repurchase of a portion of the Senior Subordinated Notes, the unamortized gain on these interest rate swaps was $3.5 million. As a result of the June 2004 repurchase of the remaining Senior Subordinated Notes, the remaining unamortized gain on the interest rate swaps was fully recognized.

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

The foreign currency options are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in Japanese yen and the euro. As a result, the changes in the fair value of outstanding foreign currency option contracts are recorded through earnings as “Unrealized loss/(gain) on derivative instruments” while any realized gains or losses on expired contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of operations. The premium cost of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized over the life of the options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As part of Allergan’s risk management strategy, foreign exchange forward contracts were entered into to protect the value of foreign currency denominated intercompany receivables and the changes in the fair value of the foreign currency forward contracts were economically designed to offset the changes in the revaluation of the foreign currency denominated intercompany receivables. As a result, the allocated AMO portion of current changes in both the foreign currency forward contracts and revaluation of the foreign currency denominated intercompany receivables was recorded through “Other, net” in the accompanying consolidated statement for fiscal 2002.

At December 31, 2004, the aggregate notional amounts and strike amounts of the Company’s outstanding yen and euro currency option contracts were $67.3 million and 114.42 and $56.9 million and 1.15, respectively. At December 31, 2003, the aggregate notional amounts and strike amounts of outstanding yen and euro currency option contracts were $63.9 million and 120.62 and $50.2 million and 1.09, respectively. The notional principal amount provides one measure of the transaction volume outstanding as of year end, and does not represent the amount of the Company’s exposure to market loss. The fair value of the foreign currency option contracts was $0.1 million and $0.4 million at December 31, 2004 and 2003, respectively. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of December 31, 2004. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Through June 28, 2002, the allocated AMO portion of changes in the revaluation of foreign currency forward and changes in the fair value of foreign currency option contracts was based on AMO’s percentage of net sales compared to total Allergan net sales. In the last half of 2002 and as part of the transitional services agreement, the Company paid to Allergan the costs of certain yen denominated foreign currency option contracts previously entered into by Allergan. The impact of foreign exchange risk management transactions on income was a net realized loss of $1.9 million, $2.5 million and $1.4 million in 2004, 2003 and 2002, respectively, and are recorded in “Other, net” in the accompanying consolidated statements of operations.

Fair Value of Financial Instruments

At December 31, 2004 and 2003, the Company’s financial instruments included cash and equivalents, trade receivables, accounts payable and borrowings. The carrying amount of cash and equivalents, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of long-term debt was estimated based on quoted market prices at year-end.

The carrying amount and estimated fair value of the Company’s financial instruments at December 31 were as follows (in thousands):

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$1,950	$1,950	$2,328	$2,328
Long-term debt	550,643	$590,104	233,611	267,799

Note 7: Related Party Transactions

Prior to June 29, 2002, the Company participated in various Allergan administered functions including shared services surrounding selling, general and administrative expenses, retirement and other post retirement benefit plans, income taxes and cash management. The allocated portion of the expenses for these shared services of $23.2 million for the year ended December 31, 2002 (through June 28, 2002), are included in “Selling, general and administrative” expense in the accompanying consolidated statement of operations. The basis for the amounts allocated to AMO included: headcount for human resources and facilities related costs, sales units for finance and information systems related costs, and net sales for general and administrative related costs. Allergan management believed that the methods used to allocate the expenses of these shared services were reasonable.

Prior to June 29, 2002, the Company entered into several agreements with Allergan in connection with, among other things, transitional services, employee matters, manufacturing and tax sharing. These agreements generally require the Company to indefinitely indemnify Allergan from liabilities related to the business contributed to AMO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The transitional services agreement set forth charges generally intended to allow Allergan to fully recover the allocated costs of providing certain services, plus all out-of-pocket expenses, except that AMO paid to Allergan a commission related to AMO products that were sold by Allergan during the transition period. The Company recovered costs from Allergan in a similar manner for services provided by AMO. All transitional services under the transitional services agreement have terminated.

Under the manufacturing agreement, Allergan manufactures certain eye care products and VITRAX viscoelastics for a period of up to three years from the date of the spin-off. The Company purchases these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. During 2004, 2003 and 2002 (subsequent to the spin-off), the Company purchased $89.3 million, $77.0 million and $31.8 million respectively, of product from Allergan. On an annual basis, a pricing “true up” calculation is to be performed during the first calendar quarter. This “true up” calculation is based upon the actual volume of products shipped by Allergan to AMO during the preceding year versus the forecasted volume submitted by AMO that was used to calculate the invoiced prices. During the year, the Company periodically reviews the volume of purchases and accrues for estimated shortfalls, if any.

The following table summarizes the charges from Allergan for the above-mentioned transitional services for 2004, 2003 and the six months ended December 31, 2002 (in thousands):

	2004	2003	2002
Selling, general and administrative expenses, net of $921, $1,165 and $549 charged to Allergan	$(198)	$1,884	$6,298
Research and development	185	465	127
Manufacturing “true up” payment (received)	233	(629)	—
Foreign currency option contracts	—	—	1,517

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

The Company and Allergan have made representations to each other and to the Internal Revenue Service in connection with the private letter ruling that Allergan has received regarding the tax-free nature of the spin-off of the Company’s common stock by Allergan to its stockholders. If either the Company or Allergan breach their representations to each other or to the Internal Revenue Service, or if the Company or Allergan take or fail to take, as the case may be, actions that result in the spin-off failing to meet the requirements of a tax-free spin-off pursuant to Section 355 of the Internal Revenue Code, the party in breach will indemnify the other party for any and all resulting taxes. As two years have passed since the spin-off, the likelihood that the Company will be liable for any taxes resulting from a determination by the Internal Revenue Service that the spin-off was not of a tax-free nature is considered remote. However, in the unlikely event the Company is found to have breached its representations to Allergan or to the Internal Revenue Service in connection with the private letter ruling, the Company may be liable for the resulting taxes. The Company does not believe such amount will exceed $200.0 million.

As of December 31, 2004, an interest-free relocation loan of $0.5 million, collateralized by real property, was due from the chief executive officer. This relocation loan is evidenced by a promissory note dated July 3, 2002, prior to the adoption of the Sarbanes-Oxley Act of 2002.

Note 8: Income Taxes

The Company’s operations were included in Allergan’s consolidated U. S. federal and state income tax returns and in the tax returns of certain Allergan foreign subsidiaries prior to the spin-off. The income tax information for periods prior to the spin-off was calculated as if AMO were a stand-alone affiliated group for those periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s income before provision for income taxes was generated from the United States and international operations as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)

Earnings (loss) before income taxes
U.S.	$(105,537)	$976	$5,893
Foreign	(15,679)	16,286	38,679

Earnings (loss) before income taxes	$(121,216)	$17,262	$44,572

The Company’s provision for income taxes consists of the following:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)

Income tax expense (benefit):	$8,154	$6,905	$18,662

Current
U.S. federal	$8,780	$5,741	$7,800
Foreign	15,739	6,877	5,512
U.S. state and Puerto Rico	372	3,643	1,200

Total current	24,891	16,261	14,512

Deferred
U.S. federal	(13,286)	(11,002)	(273)
Foreign	(2,665)	2,833	5,325
U.S. state and Puerto Rico	(786)	(1,187)	(902)

Total deferred	(16,737)	(9,356)	4,150

Total	$8,154	$6,905	$18,662

The reconciliations of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2004	2003	2002
Statutory rate of tax expense	35.0%	35.0%	35.0%
State taxes, net of U.S. tax benefit	1.5	5.6	0.4
In-process research and development conversion charges	(8.1)	—	—
Convertible note exchanges	(31.2)	—	—
Other permanent items	(1.5)	3.3	1.6
Foreign income, including U.S. tax effect of foreign earnings and dividends, net of foreign tax credits	—	(6.2)	6.0
Net change in valuation allowance	(1.5)	2.0	—
Intangible write-off	—	—	(0.8)
Other	(0.9)	0.3	(0.3)

Effective tax rate	(6.7)%	40.0%	41.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2004 and 2003, are as follows:

	As of December 31,
	2004	2003
	(in thousands)

Deferred tax assets
Net operating loss carryforwards	$5,298	$3,499
Reserves and accrued expenses	8,440	4,539
Capitalized expenses	488	428
Intercompany profit in inventory	6,451	1,185
Capitalized intangible assets	—	13,035
Net benefit on foreign earnings, including foreign tax credits	23,038	8,345
Federal and State tax credits	2,516	—
Inventory reserves and variances	4,140	3,325
Fixed assets, net of accumulated depreciation	236	—
All other	4,944	2,350

	55,551	36,706
Less: valuation allowance	(8,239)	(4,551)

Total deferred tax asset	47,312	32,155

Deferred tax liabilities
Capitalized intangible assets	35,644	—
Fixed assets, net of accumulated depreciation	—	268
All other	988	207

Total deferred tax liabilities	36,632	475

Net deferred tax asset	$10,680	$31,680

At December 31, 2004, $9.3 million in taxes payable has been included in “Other liabilities” as payment is expected to be made after 2005.

In 2004, deferred taxes were provided for U.S. federal and state income taxes and foreign withholding taxes on undistributed earnings of non-U.S. subsidiaries. In 2003, all earnings of non-U.S. subsidiaries were distributed to the parent company.

As of December 31, 2004, the Company has approximately $1.2 million of state tax net operating losses available for carryforward that will begin to expire in 2019. The Company also has approximately $16.4 million of foreign net operating losses available for carryforward that will begin to expire in 2018 if not utilized. A valuation allowance has been provided on certain tax loss carry forwards ($3.2 million) and certain long-term deferred tax assets ($5.0 million) as ultimate utilization is uncertain.

Based on the Company’s historical pre-tax earnings, management believes that it is “more likely than not” that the Company will realize the benefit of the existing net deferred tax asset at December 31, 2004. Management believes that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. In addition, as of December 31, 2004, the Company has approximately $7.9 million of foreign tax credit carryforwards that will begin to expire in 2014. Based on the Company’s position that all foreign earnings will be taxed in the U.S. and the projected future earnings of the Company’s foreign subsidiaries, management believes it is “more likely than not” that the Company will realize the benefit of these foreign tax credits.

The American Jobs Creation Act of 2004 (the “Act”) was signed into law in October 2004, which allows companies to elect to repatriate cash into the United States in 2005 at a special, temporary effective tax rate of 5.25 percent. The Company’s evaluation of the amount of foreign earnings that it may elect to treat under this special provision, and the financial statement impact, is in process. As such, the Company is not in a position to decide on whether, and to what extent, its foreign earnings will be affirmatively designated for this treatment. The related potential range of the income tax effect of the repatriation cannot be reasonably estimated at this time. The Company expects to be in a position to finalize its assessment by the end of the third quarter in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9: Employee Retirement and Other Benefit Plans

Pension and Postretirement Benefit Plans

Prior to the spin-off, AMO employees participated in Allergan defined benefit pension plans covering substantially all of Allergan’s employees. In addition, AMO employees also participated in Allergan’s two supplemental nonqualified plans, covering certain management employees and officers. U.S. pension benefits were based on years of service and compensation during the five highest consecutive earnings years. Allergan’s funding policy for its U.S. qualified plan was to provide currently for accumulated benefits, subject to federal regulations. Plan assets of the qualified plan consisted primarily of fixed income and equity securities. Benefits for the nonqualified plans are paid as they come due. Allergan froze benefits for the AMO employees under the U.S. and certain international plans at the date of the spin-off. AMO did not establish a defined benefit pension plan in the U.S. to replace the Allergan plan. The pension liability related to AMO U.S. employees’ service prior to the spin-off date remained with Allergan. With respect to the Japan and certain European plans, Allergan transferred the assets and liabilities relating to AMO employees to AMO as of the spin-off.

Pension expense for the Allergan-sponsored plans relating to AMO employees was $1.5 million in 2002 (through June 28, 2002). The assumed discount rate applied to benefit obligations to determine 2002 pension expense was 6.75% and the assumed long-term rate of return on assets was 8.25%. The assumed rate of compensation increase was 4.14%.

In addition to pension benefits, AMO employees participated in Allergan-sponsored contributory healthcare benefits for substantially all domestic retired employees. Allergan froze benefits for the retirement eligible AMO employees under these plans at the date of the spin-off. AMO did not establish comparable healthcare plans for employees retiring subsequent to the spin-off date. Expense associated with these benefits relating to AMO employees was $0.4 million in 2002 (through June 28, 2002).

Subsequent to the spin-off, the Company began sponsoring defined benefit pension plans in Japan and in certain European countries.

Components of net periodic benefit cost under the Japan and European pension plans in 2004, 2003 and 2002 (subsequent to the spin-off) were (in thousands):

	2004	2003	2002
Service cost	$1,815	$1,380	$797
Interest cost	467	366	205
Expected return on plan assets	(197)	(111)	(101)
Amortization of transition amount	2	3	1
Amortization of prior service cost	63	59	36
Recognized net actuarial loss	36	22	22

Net periodic benefit cost	$2,186	$1,719	$960

The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	2004	2003	2002
Discount rate:
Japan	1.80%	1.80%	2.00%
European plans	5.50%	5.50%	5.50%
Expected return on plan assets:
Japan	3.00%	3.00%	2.50%
European plans	N/A	N/A	N/A
Rate of compensation increase:
Japan	3.00%	3.00%	2.50%
European plans	3.30%	3.30%	3.30%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of the change in benefit obligation, change in plan assets and funded status for the Company’s pension plans for December 31, 2004, and 2003 were as follows (in thousands):

	2004	2003
Change in benefit obligation:
Benefit obligation, beginning of period	$14,875	$10,724
Service cost	1,815	1,380
Interest cost	467	366
Actuarial (gain) loss	(1,504)	936
Benefits paid	(385)	(241)
Impact of foreign currency translation	902	1,710

Benefit obligation, end of period	$16,170	$14,875

Change in plan assets:
Fair value of plan assets, beginning of period	$5,919	$3,561
Actual return on plan assets	312	207
Company contribution	1,811	1,868
Benefits paid	(385)	(241)
Impact of foreign currency translation	384	524

Fair value of plan assets, end of period	$8,041	$5,919

Funded status of plans	(8,129)	(8,956)
Unrecognized net actuarial loss	395	2,062
Unrecognized prior service cost	458	500
Unrecognized net transition obligation	—	2
Fourth quarter contributions	502	485

Accrued benefit cost	$(6,774)	$(5,907)

The funded status of the pension benefits presented was measured as of September 30. The Company adopted this measurement date to conform to its internal cost management systems. Assumptions used in determining benefit obligations are as follows:

	2004	2003
Discount rate:
Japan	2.00%	1.80%
European plans	5.25%	5.50%
Rate of compensation increase:
Japan	3.00%	3.00%
European plans	3.00%	3.30%

The accumulated benefit obligation for the defined benefit plans was $11.3 million and $10.1 million at December 31, 2004 and 2003, respectively.

The Japan pension plan asset allocation as of the measurement date (September 30) and the target asset allocation, presented as a percentage of total Japan pension plan assets, were as follows:

	2004	2003	Target Allocation
Equity securities	47.8%	46.9%	45-55%
Debt securities	47.8%	43.3%	45-55%
Real estate	0.0%	0.0%	0%
Other	4.4%	9.8%	5-10%

Total	100%	100%

For 2004, the plan assets are invested using a passive investment strategy in that the majority of plan assets, 95.6%, are invested with Daiichi Life as part of their Special Fund, which maintains an asset mix of 50% bonds and 50% equities. The remaining assets, 4.4%, are invested in a money market account. Asset allocations and investment performance is reviewed by the Benefits Committee with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

The expected long-term rate of return on plan assets assumption is based on numerous factors including historical rates of return, long-term inflation assumptions, current and future financial market conditions and expected asset allocation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company expects to contribute $2.1 million to its defined benefit plans in 2005.

The following estimated future benefit payments are expected to be paid in the years indicated (in thousands):

Year	Amount
2005	$403
2006	108
2007	128
2008	149
2009	522
2010-2014	3,218

Savings and Investment Plan

Prior to the spin-off, AMO employees participated in the Allergan Savings and Investment Plan, which provided for all U.S. and Puerto Rico employees to become participants upon employment. In general, participants’ contributions, up to 5% of compensation, qualified for a 50% company match and company contributions were generally used to purchase Allergan Common Stock. The cost of the plan for AMO U.S. and Puerto Rico employees was $0.6 million in 2002 (through June 28, 2002). Subsequent to the spin-off, the Allergan Savings and Investment Plan account balances for AMO employees were transferred to the Advanced Medical Optics, Inc. 401(k) Plan (the Plan). Under the Plan, participants’ contributions, up to 8% of compensation, qualify for a 50% Company match. Participants are immediately vested in their contributions and are 100% vested in Company contributions after three years of service. The Company also provides an annual profit sharing contribution. Participants vest ratably in five years in the Company’s profit sharing contributions. The Company contributed $5.4 million, $4.6 million and $1.6 million in 2004, 2003 and 2002, respectively, to the Plan.

AMO employees in the U.S. participated in the Allergan Stock Ownership Plan (ESOP). AMO employee participants received an allocation of shares held in the plan and became vested over five years of Allergan service. Allocated shares were divided among participants based on relative compensation. Compensation expense related to AMO employees for 2002 (through June 28, 2002) was $0.7 million. Subsequent to the spin-off, the AMO employee ESOP account balances were transferred to the Plan.

Note 10: Common Stock

The Company has an incentive compensation plan that provides for the granting of stock options, restricted stock and other stock-based incentive awards to directors, employees and consultants. Options granted to employees become exercisable 25% per year beginning twelve months after the date of grant and have a ten year term. Director stock options are fully vested the day before the next annual stockholder meeting. The Company measures stock-based compensation for option grants to employees using the intrinsic value method. Restricted stock awards are valued based on the market price of a share of non-restricted stock on the grant date. No compensation expense has been recorded for stock-based incentive plans other than for restricted stock awards. A total of 8,700,000 shares of common stock have been authorized for issuance under the incentive compensation plan.

During 2004, the Company granted 8,047 shares of restricted stock to certain directors in lieu of annual cash retainers. Compensation expense recognized under the restricted stock award plan was $0.2 million in 2004.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of stock option activity:

	2004		2003		2002
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	5,069,348	$10.56	5,005,513	$9.78	—	$—
Conversion of Allergan options	—	—	—	—	2,639,866	10.56
Options granted	1,269,300	33.67	864,000	14.18	2,516,350	9.00
Options exercised	(490,111)	10.08	(425,841)	8.92	—	—
Options canceled	(114,071)	14.24	(374,324)	10.48	(150,703)	10.38

Outstanding, end of year	5,734,466	15.64	5,069,348	10.56	5,005,513	9.78

Exercisable, end of year	2,558,433	10.05	1,603,165	9.16	54,612	7.47

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$5.71—$8.94	841,763	4.11	$7.84	841,763	$7.84
$8.99—$11.95	1,988,460	7.49	$9.02	973,381	$9.03
$12.54—$14.09	1,589,193	6.84	$13.77	715,289	$13.76
$16.68—$23.00	75,250	7.83	$18.77	28,000	$17.34
$33.22—$40.30	1,239,800	9.32	$33.76	—	—

Under the terms of the Allergan incentive compensation plan, Allergan restricted stock awards are subject to restrictions as to sale or other disposition of the shares and to restrictions which require continuous employment with Allergan. The restrictions generally expire, and the awards become fully vested, four years from the date of grant. Allergan did not grant restricted stock in 2000 or thereafter and granted 180,000 shares of stock under the plan in 1999. Compensation expense recognized under the Allergan restricted stock award plan related to AMO employees was $0.2 million in 2002 (through June 28, 2002). AMO employees with Allergan restricted stock retained such stock under the same restrictions as Allergan employees.

The Company has two employee stock purchase plans (ESPP) for eligible employees to purchase shares of the Company’s common stock at 85% of the lower of the closing price of the Company’s common stock on the first or last day of the six-month purchase period. Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any offering period for common stock purchases, subject to certain limitations. A total of up to 2,900,000 shares of common stock have been authorized for issuance under the ESPP. During 2004, 171,212 shares of common stock were issued under the ESPP for an aggregate purchase price of $3.1 million. During 2003, 230,120 shares of common stock, including 12,708 shares of treasury stock, were issued for an aggregate purchase price of $2.2 million. As of December 31, 2004, employee withholdings under the ESPP aggregated $0.9 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As discussed in Note 1, no earnings per share data for 2002 is presented as the Company’s earnings were part of Allergan’s earnings through the close of business on June 28, 2002.

The table below presents the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2004 and 2003:

	2004	2003
	(in thousands, except per share amounts)
Basic and diluted net earnings (loss)	$(129,370)	$10,357

Basic common shares outstanding	33,284	29,062
Effect of dilutive securities:
Stock options and awards	—	582

Diluted common shares outstanding	33,284	29,644

Basic earnings (loss) per share	$(3.89)	$0.36

Diluted earnings (loss) per share	$(3.89)	$0.35

For 2004, the dilutive effect of stock options and awards of approximately 2,125,000 shares and the dilutive effect of the Existing Notes of approximately 3,559,000 shares has been excluded from the computation of diluted loss per share as the effect would be anti-dilutive. For 2003, the dilutive effect of the Existing Notes of approximately 1,704,000 shares has been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

Note 12: Commitments and Contingencies

The Company leases certain facilities, office equipment and automobiles and provides for payment of taxes, insurance and other charges on certain of these leases. Rental expense was $20.4 million, $16.1 million, and $10.9 million in 2004, 2003, and 2002, respectively.

Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year as of December 31, 2004, are as follows: $15.6 million in 2005; $8.0 million in 2006; $5.3 million in 2007; $4.4 million in 2008; $3.9 million in 2009 and $22.1 million thereafter.

In August 2002, the Company entered into an information technology services outsourcing agreement expiring in November 2007. Future annual payments under this agreement are as follows: $5.4 million in 2005; $5.2 million in 2006 and $4.7 million in 2007.

The Company does not have any significant warranty liabilities as warranty services on phacoemulsification equipment is performed by the third-party phacoemulsification equipment manufacturer.

On December 3, 2003, the Company filed a complaint in the U.S. District Court for the District of Delaware against Alcon, Inc. and Alcon Laboratories, Inc. for infringement of U.S. Patent Nos. 5,700,240 and 6,059,765. The Company alleged that Alcon’s “Infiniti” and “Series 2000 Legacy” phacoemulsification machines infringe the patents. The Company is seeking damages and a permanent injunction. Discovery has concluded, a hearing was held on patent claims construction and multiple dispositive motions, and a trial date of April 25, 2005 has been set.

On January 28, 2004, Alcon Manufacturing, Ltd. filed a complaint against AMO and Allergan, Inc. in the U.S. District Court for the Northern District of Texas, Fort Worth Division, for infringement of U.S. Patent Nos. 4,832,685 and 4,935,005 (Haines Patents). Alcon alleged that AMO’s Prestige and Sovereign phacoemulsification systems and replacement cassettes infringe the patents. Alcon is seeking damages and a permanent injunction. While the amount claimed may be substantial, the ultimate liability cannot be determined or reasonably estimated at this time due to the considerable uncertainties that exist. Discovery has commenced, however, Alcon has requested that the case be stayed while it seeks re-examination by the U.S. Patent and Trademark Office on the Haines Patents in light of another patent the Company alleges invalidates the Haines Patents.

On January 4, 2005, Dr. James Nielsen filed a complaint against the Company and Allergan in the U.S. District Court of the Northern District of Texas, Dallas Division, for infringement of U.S. Patent No. 5,158,572. Dr. Nielsen alleges that the Company’s Array multifocal intraocular lens infringes the patent. He is seeking damages and a permanent injunction. At this time, the ultimate liability, if any, cannot be determined or reasonably estimated due to the considerable uncertainties that exist.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2004, the Company received approximately $4.7 million from Allergan. This payment ended a dispute between the Company and Allergan regarding the ownership of a certain value added tax receivable due from France. As part of the settlement with Allergan, the Company was responsible for paying penalties and expenses associated with the receivable, which aggregated less than $0.5 million.

The Company is involved in various litigation and claims arising in the normal course of business. Management believes that recovery or liability with respect to any other pending lawsuits, or asserted claims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 13: Business Segment Information

Previously, the Company organized its operations into three regions: the Americas, which was comprised of North and South America, Europe/Africa/Asia Pacific and Japan. Effective January 1, 2004, the Company organized its operations into four geographic operating segments or regions: the Americas, which is comprised of North and South America, Europe/Africa/Middle East, Japan and Asia Pacific (excluding Japan, but including Australia and New Zealand). The segregation of Asia Pacific into a separate geographic operating segment resulted form the installation of a separate management team in the region. Prior period segment disclosures have been reclassified to reflect these operating segments.

The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 25.2%, 25.5%, and 28.1% of total net sales in 2004, 2003, and 2002, respectively. Additionally, sales in Japan represented 25.8%, 27.3%, and 27.0% of total net sales in 2004, 2003, and 2002, respectively. No other country, or single customer, generates over 10% of total net sales.

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

Tangible, long-lived assets are assigned by region based upon management responsibility for such assets. Depreciation and amortization and capital expenditures are assigned by operating segments based upon management responsibility for such items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Operating Segments

	Net Sales			Operating Income (Loss)
	2004	2003	2002	2004	2003	2002
	(in thousands)
United States:
Ophthalmic surgical	$134,247	$108,921	$104,036
Eye care	52,635	44,537	47,247

Total United States	186,882	153,458	151,283	$53,256	$34,369	$31,134

Americas, excluding United States
Ophthalmic surgical	20,139	15,359	14,195
Eye care	10,562	9,570	9,695

Total Americas, excluding United States	30,701	24,929	23,890	5,330	2,872	1,509

Europe/Africa/Middle East:
Ophthalmic surgical	159,917	112,105	86,722
Eye care	103,806	99,991	87,157

Total Europe/Africa/Middle East	263,723	212,096	173,879	77,197	52,075	43,306

Japan:
Ophthalmic surgical	62,856	46,370	45,788
Eye care	128,679	117,743	99,347

Total Japan	191,535	164,113	145,135	65,160	54,137	51,069

Asia Pacific:
Ophthalmic surgical	36,263	23,753	19,654
Eye care	32,995	23,104	24,246

Total Asia Pacific	69,258	46,857	43,900	13,575	4,097	1,383

Segments total
Ophthalmic surgical	413,422	306,508	270,395
Eye care	328,677	294,945	267,692

Total segments	742,099	601,453	538,087	214,518	147,550	128,401
Manufacturing operations	—	—	—	33,440	28,281	12,267
Research and development	—	—	—	(45,616)	(37,413)	(29,917)
In-process research and development	—	—	—	(28,100)	—	—
Elimination of inter-company profit	—	—	—	(53,546)	(37,561)	(22,858)
General corporate	—	—	—	(87,674)	(41,323)	(20,038)

Total	$742,099	$601,453	$538,087	$33,022	$59,534	$67,855

	Identifiable Assets			Property, Plant and Equipment			Other Long-lived Assets
	2004	2003	2002	2004	2003	2002	2004	2003	2002
	(in thousands)
United States	$294,557	$141,072	$136,273	$14,577	$13,732	$13,197	$27,560	$14,184	$14,918
Americas, excluding United States	12,400	8,956	7,077	120	96	70	1,817	1,250	1,012
Europe/Africa/Middle East	227,504	108,732	100,124	3,077	3,457	3,085	3,511	2,963	2,754
Japan	215,126	99,390	93,584	1,965	1,930	1,545	4,618	4,863	4,168
Asia Pacific	60,315	28,273	28,800	676	652	796	1,196	1,314	1,180

Segments total	809,902	386,423	365,858	20,415	19,867	18,693	38,702	24,574	24,032
Manufacturing operations	274,977	60,698	32,119	98,224	48,269	21,137	3,123	2,505	2,741
Adjustments and eliminations	(2,376,403)	(698,261)	(725,324)	—	—	—	—	—	—
General corporate	2,368,058	712,485	790,553	—	—	—	—	—	—

Total	$1,076,534	$461,345	$463,206	$118,639	$68,136	$39,830	$41,825	$27,079	$26,773

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Depreciation and Amortization			Capital Expenditures
	2004	2003	2002	2004	2003	2002
	(in thousands)
United States	$4,098	$3,865	$4,327	$2,893	$2,447	$12,010
Americas, excluding United States	820	869	1,044	58	62	83
Europe/Africa/Middle East	2,696	2,925	2,453	257	1,076	1,849
Japan	1,297	1,817	1,520	718	985	949
Asia Pacific	1,161	1,149	816	369	261	899

Segments total	10,072	10,625	10,160	4,295	4,831	15,790
Manufacturing operations	13,544	4,922	5,450	13,197	7,774	947
General corporate	—	—	136	—	—	—

Total	$23,616	$15,547	$15,746	$17,492	$12,605	$16,737

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

Net Sales By Product Line

	2004	2003	2002
	(in thousands)
Ophthalmic Surgical	$413,422	$306,508	$270,395
Eye Care	328,677	294,945	267,692

Net sales	$742,099	$601,453	$538,087

Note 14: Pending Acquisition of VISX, Incorporated

On November 9, 2004, the Company entered into an agreement with VISX, Incorporated (VISX), the global leader in laser vision correction, to acquire VISX for a combination of cash and stock with an estimated value of approximately $1.3 billion on the announcement date. VISX manufactures excimer laser systems, associated diagnostic devices and treatment cards. Under the terms of the definitive merger agreement, VISX stockholders are expected to receive 0.552 shares of Company common stock and $3.50 in cash for every share of VISX common stock they own. The transaction is expected to close during the second quarter of 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15: Quarterly Results (Unaudited)

	First Quarter	Second Quarter(c)	Third Quarter(c)(d)(e)	Fourth Quarter(c)(d)	Total Year
	(in thousands, except per share data)
2004 (a)
Net sales	$150,307	$168,741	$198,366	$224,685	$742,099
Gross profit	90,635	104,730	109,472	131,098	435,935
Net earnings (loss)	4,747	(112,541)	(31,708)	10,132	(129,370)
Basic earnings (loss) per share	0.16	(3.67)	(0.89)	0.28	(3.89)
Diluted earnings (loss) per share	0.15	(3.67)	(0.89)	0.26	(3.89)
2003 (b)
Net sales	$131,176	$152,136	$151,152	$166,989	$601,453
Gross profit	81,156	95,439	94,107	102,940	373,642
Net earnings (loss)	(93)	4,369	(3,664)	9,745	10,357
Basic earnings (loss) per share	(0.00)	0.15	(0.13)	0.33	0.36
Diluted earnings (loss) per share	(0.00)	0.15	(0.13)	0.28	0.35

(a)	Fiscal quarters in 2004 ended on March 26, June 25, September 24 and December 31.
(b)	Fiscal quarters in 2003 ended on March 28, June 27, September 26 and December 31. As a result of adoption of EITF 04-8, diluted earnings per share for the fourth quarter has been restated from the previously disclosed $0.32 per share. Adoption of EITF 04-8 did not impact total year diluted earnings per share as the effect was anti-dilutive.
(c)	Includes debt recapitalization related costs of $126.3 million, $5.0 million and $2.3 million in the second, third and fourth quarters, respectively.
(d)	Includes a charge of $14.1 million for manufacturing profit capitalized in inventory and expensed in each of the third and fourth quarters.
(e)	Includes a $28.1 million in-process research and development charge.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advanced Medical Optics, Inc:

We have completed an integrated audit of Advanced Medical Optics, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated	Financial Statements and Financial Statement Schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Advanced Medical Optics, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal	Control Over Financial Reporting

Also, in our opinion, management’s assessment, included in the Management Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in the Management Report on Internal Control over Financial Reporting, management has excluded the subsidiaries acquired with the Pfizer Inc. surgical ophthalmic business, which principally consist of manufacturing operations, from its assessment of internal control over financial reporting as of December 31, 2004 because they were acquired by the Company in a purchase business combination during 2004. We have also excluded the subsidiaries acquired with the Pfizer Inc. surgical ophthalmic business, which principally consist of manufacturing operations, from our audit of internal control over financial reporting. The subsidiaries acquired with the Pfizer Inc. surgical ophthalmic business are wholly owned subsidiaries of the Company whose total assets and total revenues represent 6% and 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

/s/ PricewaterhouseCoopers LLP
Orange County, California
February 28, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Advanced Medical Optics, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows of Advanced Medical Optics, Inc. and subsidiaries for the year ended December 31, 2002. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts for the year ended December 31, 2002. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Advanced Medical Optics, Inc. and subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

We have excluded the subsidiaries acquired with the Pfizer Inc. surgical ophthalmic business, which principally consist of manufacturing operations, from our assessment of internal control over financial reporting as of December 31, 2004 because they were acquired by the Company in a purchase business combination in June 2004. The subsidiaries acquired with the Pfizer Inc. surgical ophthalmic business, which principally consist of manufacturing operations, are wholly owned subsidiaries of the Company whose total assets and total revenues represent 6% and 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

AMO’s independent registered public accounting firm has issued an attestation report on our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. This report begins on page 75.

PART III

Item 10. Directors and Executive Officers of Advanced Medical Optics, Inc.

Information required by this item, including that required pursuant to Item 401(i) of Regulation S-K, is included under the headings “Election of Directors” and “Executive Officers” in our proxy statement for the 2005 annual meeting of stockholders (the “Proxy Statement”), which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2004 and which is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

The section entitled “Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements

All other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(b)	Item 601 Exhibits

Reference is made to the Index of Exhibits beginning at page S-4 of this report.

(c)	Other Financial Statements

There are no financial statements required to be filed by Regulation S-X which are excluded from this report by Rule 14 a-3(b)(1).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2005	ADVANCED MEDICAL OPTICS, INC.

	By	/s/ JAMES. V. MAZZO
James V. Mazzo
President and Chief Executive Officer, Director

We, the undersigned directors and officers of Advanced Medical Optics, Inc., hereby severally constitute James V. Mazzo and Aimee S. Weisner, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: February 28, 2005	By	/s/ JAMES V. MAZZO
James V. Mazzo
President and Chief Executive Officer, Director
(Principal Executive Officer)

Date: February 28, 2005	By	/s/ RICHARD A. MEIER
Richard A. Meier
Executive Vice President of Operations and
Finance and Chief Financial Officer
(Principal Financial Officer)

Date: March 1, 2005	By	/s/ ROBERT F. GALLAGHER
Robert F. Gallagher
Vice President and Controller
(Principal Accounting Officer)

Date: March 1, 2005	By	/s/ WILLIAM R. GRANT
William R. Grant,
Chairman of the Board

Date: March 1, 2005	By	/s/ CHRISTOPHER G. CHAVEZ
Christopher G. Chavez, Director

Date: February 28, 2005	By	/s/ WILLIAM J. LINK, PH.D.
William J. Link, Ph.D., Director

Date: February 28, 2005	By	/s/ MICHAEL A. MUSSALLEM
Michael A. Mussallem, Director

Date: February 28, 2005	By	/s/ DEBORAH J. NEFF
Deborah J. Neff, Director

Date: February 28, 2005	By	/s/ JAMES O. ROLLANS
James O. Rollans, Director

Exhibits and Financial Statement Schedules

(a) Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 3.1 of Advanced Medical Optics, Inc.’s Form 10).

3.2	Amended and Restated Bylaws of Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 3.2 of Advanced Medical Optics, Inc.’s Form 10).

4.1	Rights Agreement, dated as of June 24, 2002, by and between Advanced Medical Optics, Inc. and Mellon Investor Services, as Rights Agent, which includes the form of Certification of Designations of the Series A Junior Participating Preferred Stock of Advanced Medical Optics, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 24, 2002).

4.2	Indenture, dated as of June 24, 2003, among Advanced Medical Optics, Inc., AMO Holdings, LLC and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 99.1 of Advanced Medical Optics, Inc.’s Current Report on Form 8-K filed June 26, 2003).

4.3	Registration Rights Agreement, dated as of June 24, 2003, among Advanced Medical Optics, Inc., AMO Holdings, LLC and Morgan Stanley & Co. Incorporated and Banc of America Securities LLC, on behalf of the Initial Purchasers named therein (incorporated by reference to Exhibit 99.2 of Advanced Medical Optics, Inc.’s Current Report on Form 8-K filed June 26, 2003).

4.4	Indenture, dated as of June 22, 2004, between Advanced Medical Optics, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Advanced Medical Optics, Inc.’s Current Report on Form 8-K filed June 23, 2004).

4.5	Registration Rights Agreement, dated as of June 22, 2004, among Advanced Medical Optics, Inc. and Lehman Brothers Inc., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, as Initial Purchasers (incorporated by reference to Exhibit 4.2 of Advanced Medical Optics, Inc.’s Current Report on Form 8-K filed June 23, 2004).

10.1	Contribution and Distribution Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.1 of Advanced Medical Optics, Inc.’s Form S-4 Registration Statement filed August 8, 2002).

10.2	Transitional Services Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.2 of Advanced Medical Optics, Inc.’s Form S-4 Registration Statement filed August 8, 2002).

10.3	Employee Matters Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.3 of Advanced Medical Optics, Inc.’s Form S-4 Registration Statement filed August 8, 2002).

10.4	Tax Sharing Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.4 of Advanced Medical Optics, Inc.’s Form S-4 Registration Statement filed August 8, 2002).

10.5	Employment Agreement, dated as of January 18, 2002, by and between Advanced Medical Optics, Inc. and James Mazzo (incorporated by reference to Exhibit 10.8 of Advanced Medical Optics, Inc.’s Form 10).*

10.6(a)	Form of Employment Agreement between Advanced Medical Optics, Inc. and those parties identified on Exhibit 10.6(b) (incorporated by reference to Exhibit 10.9(a) of Advanced Medical Optics, Inc.’s Form 10).*

10.6(b)	Updated Schedule of parties to the Employment Agreement filed as Exhibit 10.6(a).*

10.6(c)	Employment Agreement, dated as of June 28, 2002, by and between Advanced Medical Optics, Inc. and Holger Heidrich (incorporated by reference to Exhibit 10.20 of Advanced Medical Optics, Inc.’s Form S-4 Registration Statement filed August 8, 2002).*

10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 of Advanced Medical Optics, Inc.’s Form S-4 Registration Statement filed August 8, 2002).*

10.8(a)	Advanced Medical Optics, Inc. 2002 Bonus Plan (incorporated by reference to Exhibit 10.8 of Advanced Medical Optics, Inc.’s Form S-4 Registration Statement filed August 8, 2002).*

10.8(b)	First Amendment to Advanced Medical Optics, Inc. 2002 Bonus Plan (incorporated by reference to Exhibit 10.1 of Advanced Medical Optics, Inc.’s Quarterly Report on Form 10-Q filed November 8, 2002).*

10.9	Manufacturing Agreement, dated as of June 30, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.9 of Advanced Medical Optics, Inc.’s Form S-4 Registration Statement filed August 8, 2002).

10.10(a)	Advanced Medical Optics, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.1 of Advanced Medical Optics, Inc.’s Form S-8 filed on June 21, 2002).*

10.10(b)	First Amendment to Advanced Medical Optics, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.10(b) of Advanced Medical Optics, Inc.’s Annual Report on Form 10-K filed March 14, 2003).*

10.10(c)	Second Amendment to Advanced Medical Optics, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.3 of Advanced Medical Optics, Inc.’s Quarterly Report on Form 10-Q filed November 6, 2003)*

10.11(a)	Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Advanced Medical Optics, Inc.’s Form S-8 filed on June 21, 2002).*

10.11(b)	Amended and Restated Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit A to Advanced Medical Optics, Inc.’s Proxy Statement for the 2004 Annual Meeting of Stockholders filed on April 15, 2004).*

10.11(c)	First Amendment to Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Advanced Medical Optics, Inc.’s Current Report on Form 8-K filed on November 23, 2004).*

10.12(a)	Advanced Medical Optics, Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of Advanced Medical Optics, Inc.’s Form S-8 filed on June 21, 2002).*

10.12(b)	First Amendment to Advanced Medical Optics, Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Advanced Medical Optics, Inc.’s Quarterly Report on Form 10-Q filed on November 2, 2004).*

10.13(a)	Advanced Medical Optics, Inc. International Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of Advanced Medical Optics, Inc.’s Form S-8 filed on June 21, 2002).*

10.13(b)	First Amendment to Advanced Medical Optics, Inc. 2002 International Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Advanced Medical Optics, Inc.’s Quarterly Report on Form 10-Q filed on November 2, 2004).*

10.14(a)	Advanced Medical Optics, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of Advanced Medical Optics, Inc.’s Form S-8 filed on June 21, 2002).*

10.14(b)	First Amendment to Advanced Medical Optics, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 of Advanced Medical Optics, Inc.’s Quarterly Report on Form 10-Q filed November 6, 2003).*

10.15	Advanced Medical Optics, Inc. 2005 Executive Deferred Compensation Plan*

10.16	Consent to Sublease and Second Amendment to Lease, dated as of May 24, 2002, by and among Andrew Place Two LLC, as landlord, Ingram Micro, Inc., as tenant and Advanced Medical Optics, Inc., as subtenant (incorporated by reference to Exhibit 10.5 of Advanced Medical Optics, Inc.’s Form 10-Q for the quarter ended March 29, 2002).

10.17	Sublease Agreement, dated as of May 24, 2002, by and between Advanced Medical Optics, Inc. and Ingram Micro, Inc. for the premises located at 1700 East St. Andrew Place, Santa Ana, California 92705 (incorporated by reference to Exhibit 10.6 of Advanced Medical Optics, Inc.’s Form 10-Q for the quarter ended March 29, 2002).

10.18(a)	Manufacture and Supply Agreement, dated as of May 28, 1999, by and between Allergan Sales, Inc. and Carl Zeiss, Inc. on behalf of Humphrey System Divisions (incorporated by reference to Exhibit 10.10(a) of Advanced Medical Optics, Inc.’s Form 10).

10.18(b)	First Amendment to Manufacture and Supply Agreement, dated as of March 1, 2000, by and between Allergan Sales, Inc. and Carl Zeiss, Inc. on behalf of Humphrey System Divisions (incorporated by reference to Exhibit 10.10(b) of Advanced Medical Optics, Inc.’s Form 10).

10.18(c)	Second Amendment to Manufacture and Supply Agreement by and between Allergan Sales, Inc. and Carl Zeiss Ophthalmic Systems, Inc. (incorporated by reference to Exhibit 10.19 of Advanced Medical Optics, Inc.’s Annual Report on Form 10-K filed March 14, 2003).

10.19	Information Technology Services Agreement, dated August 23, 2002, by and between Advanced Medical Optics, Inc. and Siemens Business Services, Inc. (incorporated by reference to Exhibit 10.2 of Advanced Medical Optics, Inc.’s Quarterly Report on Form 10-Q filed November 8, 2002).

10.20(a)	Amended and Restated Credit Agreement, dated June 17, 2003, by and among AMO, General Electric Capital Corporation (“General Electric”), as Syndication Agent, Bank One, N.A., as Documentation Agent, Bank of America N.A., as Administrative Agent, Foreign Currency Fronting Lender and LLC Issuer, Banc of America Securities LLC (‘BAS”), as Sole-Bookrunner and BAS and General Electric as Co-Lead Arrangers (incorporated by reference to Exhibit 99.2 of AMO’s Current Report on Form 8-K filed June 19, 2003).

10.20(b)	Amendment No. 1 and Waiver to Amended and Restated Credit Facility, dated July 18, 2003 (incorporated by reference to Exhibit 10.1 of Advanced Medical Optics Inc.’s Quarterly Report on Form 10-Q filed August 5, 2003).

10.20(c)	Amendment No. 2 to Amended and Restated Credit Agreement, dated September 19, 2003 (incorporated by reference to Exhibit 10.1 of Advanced Medical Optics, Inc.’s Quarterly Report on Form 10-Q filed November 6, 2003).

10.20(d)	Amendment No. 3 to June 17, 2003 Amended and Restated Credit Agreement, dated as of May 28, 2004 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 3, 2004).

10.20(e)	Amendment No. 4 to June 17, 2003 Amended and Restated Credit Agreement, dated as of June 15, 2004 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 3, 2004).

10.21(a)	Second Amended and Restated Credit Agreement dated as of June 25, 2004, among Advanced Medical Optics, Inc., as the Borrower, certain of its subsidiaries, as the Guarantors, Lehman Commercial Paper Inc., as Syndication Agent, General Electric Capital Corporation and Bank One, NA, as Co-Documentation Agents, Bank of America, N.A., as Administrative Agent, Swing Line Lender, Foreign Currency Fronting Lender and L/C Issuer, and the other lenders party thereto, and Banc of America Securities LLC and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 3, 2004).

10.21(b)	First Amendment to Second Amended and Restated Credit Agreement, dated as of January 7, 2005, among Advanced Medical Optics, Inc., certain of its subsidiaries, as Guarantors, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, N.A., US Bank and Union Bank of California, N.A., as Co-Documentation Agents, Bank of America, N.A., as Administrative Agent, Swing Line Lender, Foreign Currency Fronting Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 99.1 of Advanced Medical Optics, Inc.’s Current Report on Form 8-K filed January 13, 2005).

10.22	Asset Purchase Agreement, dated July 17, 2003, by and between AMO Manufacturing Spain, S.L. and Alcon Cusi, S.A. (incorporated by reference to Exhibit 10.2 of Advanced Medical Optics, Inc.’s Quarterly Report on Form 10-Q filed August 5, 2003).

10.23(a)	Term Loan Facility Agreement, dated September 24, 2003, by and among AMO Japan, K.K. as Borrower, Advanced Medical Optics, Inc., as Guarantor, Bank of America N.A., Tokyo Branch, as Lender and Agent and the Lenders named therein (incorporated by reference to Exhibit 10.2 of Advanced Medical Optics, Inc.’s Quarterly Report on Form 10-Q filed November 6, 2003).

10.23(b)	Agreement to Amend Term Loan Facility Agreement, dated February 27, 2004 (incorporated by reference to Exhibit 10.27(b) of Advanced Medical Optics, Inc.’s Annual Report on Form 10-K filed March 12, 2004).

10.23(c)	Agreement to Amend Term Loan Facility Agreement, dated as of April 28, 2004, by and among AMO Japan K.K., Advanced Medical Optics, Inc., Bank of America, N.A., and the Lenders named therein (incorporated by reference to Exhibit 10.3 of Advanced Medical Optics, Inc.’s Quarterly Report on Form 10-Q filed May 3, 2004).

10.24	Manufacturing and Supply Agreement, dated November 10, 2003, by and between Advanced Medical Optics, Inc. and Nicholas Piramal India Limited (confidential portions have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.28 of Advanced Medical Optics, Inc.’s Annual Report on Form 10-K filed March 12, 2004).

10.25	Stock and Asset Purchase Agreement, dated as of April 21, 2004, by and between Pfizer Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.1 of Advanced Medical Optics, Inc.’s Quarterly Report on Form 10-Q filed May 3, 2004).

10.26	Commitment Letter, dated as of April 21, 2004, by and among Bank of America, N.A., Banc of America Securities LLC, Lehman Commercial Paper Inc., Lehman Brothers Inc., and Advanced Medical Optics, Inc. (Exhibit 10.2 to Quarterly Report on Form 10Q filed May 3, 2004).

10.27(a)	Agreement and Plan of Merger, dated as of November 9, 2004, by and among Advanced Medical Optics, Inc., Vault Merger Corporation, and VISX, Incorporated (incorporated by reference to Exhibit 2.1 of Advanced Medical Optics, Inc.’s Current Report on Form 8-K filed November 10, 2004).

10.27(b)	Amendment No. 1, dated as of December 3, 2004, by and among Advanced Medical Optics, Inc. (“AMO”), Vault Merger Corporation (“Merger Sub”), and VISX, Incorporated (“VISX”), to amend the Agreement and Plan of Merger dated as of November 9, 2004, by and among AMO, Merger Sub and VISX (incorporated by reference to Exhibit 2.2 of Advanced Medical Optics, Inc.’s Registration Statement on Form S-4 filed December 6, 2004).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included as part of the signature page).

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard A. Meier pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James V. Mazzo and Richard A. Meier pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SCHEDULE II

ADVANCED MEDICAL OPTICS, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(IN MILLIONS)

Allowance For Doubtful Accounts	Balance at Beginning of Year	Additions(a)	Deductions(b)	Balance at End of Year
2004	$8.6	$2.3	$(3.5)	$7.4
2003	5.5	3.1	—	8.6
2002	2.5	3.5	(0.5)	5.5

(a)	Provision charged to earnings.
(b)	Accounts written off