Form 10-Q
period 2005-03-25
ADVANCED MEDICAL OPTICS INC
filed 2005-04-29
CIK 1168335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2005

or

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

As of April 21, 2005, there were 37,348,323 shares of common stock outstanding.

ADVANCED MEDICAL OPTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 25, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Advanced Medical Optics, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	March 25, 2005	March 26, 2004
Net sales	$192,519	$150,307
Cost of sales	70,439	59,672

Gross profit	122,080	90,635

Selling, general and administrative	83,815	71,139
Research and development	12,352	9,017

Operating income	25,913	10,479

Non-operating expense (income)
Interest expense	5,827	3,743
Unrealized gain on derivative instruments	(531)	(276)
Other, net	(331)	(405)

	4,965	3,062

Earnings before income taxes	20,948	7,417
Provision for income taxes	7,122	2,670

Net earnings	$13,826	$4,747

Net earnings per share:
Basic	$0.37	$0.16
Diluted	$0.35	$0.15

Weighted average number of shares outstanding:
Basic	37,119	29,420
Diluted	39,815	37,956

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 25, 2005	December 31, 2004
ASSETS
Current assets
Cash and equivalents	$25,858	$49,455
Trade receivables, net	198,311	189,465
Inventories	97,297	85,028
Deferred income taxes	39,799	40,250
Other current assets	14,036	12,627

Total current assets	375,301	376,825
Property, plant and equipment, net	113,700	118,639
Other assets	51,302	41,825
Intangibles assets, net	137,268	147,895
Goodwill	375,617	391,350

Total assets	$1,053,188	$1,076,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and short-term borrowings	$9,450	$1,950
Accounts payable	75,425	77,824
Accrued compensation	21,233	31,451
Other accrued expenses	63,518	67,042
Income taxes	18,850	15,656

Total current liabilities	188,476	193,923
Long-term debt, net of current portion	550,643	550,643
Deferred income taxes	27,552	29,570
Other liabilities	25,797	26,128
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 120,000,000 shares; issued 37,183,164 and 37,069,452 shares	372	371
Additional paid-in capital	312,974	310,437
Accumulated deficit	(90,563)	(104,389)
Accumulated other comprehensive income	37,960	69,874
Less treasury stock, at cost (1,379 shares)	(23)	(23)

Total stockholders’ equity	260,720	276,270

Total liabilities and stockholders’ equity	$1,053,188	$1,076,534

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 25, 2005	March 26, 2004
Cash flows from operating activities:
Net earnings	$13,826	$4,747
Adjustments to reconcile net earning to net cash provided by (used in) operating activities:
Amortization of original issue discount and debt issuance costs	940	553
Amortization of realized gain on interest rate swaps	—	(133)
Depreciation and amortization	7,960	3,692
Loss on investments and assets	126	255
Tax benefit from issuance of stock under stock plans	1,128	474
Unrealized gain on derivatives	(531)	(276)
Expense of compensation plan	66	38
Changes in assets and liabilities:
Trade receivables, net	(14,853)	(4,441)
Inventories	(14,210)	1,272
Other current assets	(1,389)	828
Accounts payable	(1,385)	5,962
Accrued expenses and other liabilities	(13,002)	(8,376)
Income taxes	3,194	(260)
Other non-current assets	(429)	(396)

Net cash provided by (used in) operating activities	(18,559)	3,939
Cash flows from investing activities:
Additions to property, plant and equipment	(2,279)	(3,120)
Proceeds from sale of property, plant and equipment	54	—
Additions to capitalized internal-use software	(5,152)	(76)
Additions to demonstration and bundled equipment	(3,109)	(1,685)

Net cash used in investing activities	(10,486)	(4,881)
Cash flows from financing activities:
Repayment of long-term debt	—	(1,179)
Notes payable	7,500	—
Financing related costs	(2,421)	—
Proceeds from issuance of common stock	1,344	1,070
Purchase of treasury stock	—	(8)

Net cash provided by (used in) financing activities	6,423	(117)
Effect of exchange rates on cash and equivalents	(975)	2,133

Net increase (decrease) in cash and equivalents	(23,597)	1,074
Cash and equivalents at beginning of period	49,455	46,104

Cash and equivalents at end of period	$25,858	$47,178

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to state fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited consolidated financial statements of Advanced Medical Optics, Inc. (the Company) for the year ended December 31, 2004. The results of operations for the three months ended March 25, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

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

Had compensation expense for the Company’s stock options and employee stock purchase plans been recognized based upon the fair value of awards granted, the Company’s net earnings would have been decreased to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended March 25, 2005	Three Months Ended March 26, 2004
Net earnings:
As reported	$13,826	$4,747
Stock-based compensation expense included in reported net earnings, net of tax	44	25
Stock-based compensation expense determined under fair value based method, net of tax	(2,297)	(913)

Pro forma	$11,573	$3,859

Earnings per share:
As reported:
Basic	$0.37	$0.16

Diluted	$0.35	$0.15

Pro forma :
Basic	$0.31	$0.13

Diluted	$0.29	$0.13

These pro forma effects are not indicative of future amounts. The Company expects to grant additional awards in the future.

Note 2: Acquisition of Pfizer Inc. Surgical Ophthalmic Business

On June 26, 2004, pursuant to a stock and asset purchase agreement dated as of April 21, 2004, the Company completed the purchase of Pfizer Inc.’s surgical ophthalmic business for $450 million in cash (Acquisition). Pfizer’s surgical ophthalmic business manufactured and marketed surgical devices for the eyes. The Company acquired ophthalmic surgical products and certain manufacturing and research and development facilities located in Uppsala, Sweden, Groningen, Netherlands and Bangalore, India. The products acquired include the Healon line of viscoelastic products used in ocular surgery, the CeeOn and Tecnis intraocular lenses and the Baerveldt glaucoma shunt. The Acquisition has been accounted for as a purchase business combination.

The following unaudited pro forma information assumes the Acquisition occurred on January 1, 2004. These unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the Acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the three months ended March 26, 2004 are as follows (in thousands, except per share data):

	Three Months Ended March 26, 2004
Net sales	$183,138
Net earnings	$7,229	(1)
Earnings per share:
Basic	$0.20
Diluted	$0.19

(1)	The unaudited pro forma information reflects a $1.1 million decrease in depreciation and amortization related to the estimated fair value of property, plant and equipment and identifiable intangible assets and a $2.1 million increase in interest expense resulting from the recapitalization to fund the Acquisition.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3: Composition of Certain Financial Statement Captions

The components of inventories were as follows:

(In thousands)	March 25, 2005	December 31, 2004
Finished goods, including consignment inventory of $9,054 and $9,107 in 2005 and 2004, respectively	$77,553	$69,928
Work in process	6,695	6,942
Raw materials	13,049	8,158

	$97,297	$85,028

The components of amortizable intangibles and goodwill were as follows:

Intangibles

	March 25, 2005		December 31, 2004
(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized Intangible Assets:
Licensing	$4,590	$(4,015)	$4,590	$(3,983)
Technology rights	129,081	(7,641)	136,165	(5,371)
Trademarks	16,488	(1,235)	17,440	(946)

	$150,159	$(12,891)	$158,195	$(10,300)

The intangible assets balance decreased due to the impact of foreign currency fluctuations. Amortization expense was $2.9 million in the three months ended March 25, 2005 and immaterial in the three months ended March 26, 2004 and is recorded in selling, general and administrative in the accompanying unaudited condensed consolidated statements of operations. Amortization expense is expected to be $11.6 million in 2005, 2006, 2007 and 2008 and $10.8 million in 2009. Actual amortization expense may vary due to the impact of foreign currency fluctuations.

Goodwill

(In thousands)	March 25, 2005	December 31, 2004
Goodwill:
Americas	$135,001	$135,001
Europe/Africa/Middle East	95,145	103,360
Japan	113,191	120,709
Asia Pacific	32,280	32,280

	$375,617	$391,350

The decrease in goodwill is primarily due to the impact of foreign currency fluctuations.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4: Debt and Interest Rate Swap Agreement

At March 25, 2005, an aggregate principal amount of $350.0 million of 2 1/2% convertible senior subordinated notes due July 15, 2024 (Notes), an aggregate principal amount of $8.6 million of 3 1/2% convertible senior subordinated notes due April 15, 2023 (Existing Notes), a balance of $7.5 million under the senior revolving credit facility and a balance of $194.0 million on the term loan were outstanding. The Notes may be converted, at the option of the holders, on or prior to the final maturity date under certain circumstances, none of which had occurred as of March 25, 2005. The Existing Notes are currently convertible at the option of the holders for the fiscal quarter ending June 24, 2005. Upon conversion of the Existing Notes, the Company has the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. Upon conversion of the Notes, the Company has irrevocably elected to satisfy in cash the conversion obligation with respect to the principal amount of the Notes, with any remaining amount of the conversion obligation to be satisfied in shares of common stock. As a result of this election, the Company also is required to satisfy in cash its obligations to repurchase any Notes that holders may put to the Company on January 15, 2010, July 15, 2014 and July 15, 2019.

At March 25, 2005, approximately $10.0 million of the senior revolving credit facility has been reserved to support letters of credit issued on the Company’s behalf.

In January 2005, the Company entered into an amendment to the senior credit facility to provide for an increase of $100.0 million in the revolving loan commitments and an additional $100.0 million in term loan commitments. The Company expects to utilize this additional $200.0 million to fund certain transaction fees and the cash consideration portion of the proposed acquisition of VISX, Incorporated, which was announced on November 9, 2004.

The $194.0 million term loan bears interest at current market rates plus a 2.00% margin (4.84% per annum at March 25, 2005). The $7.5 million of borrowings under the revolving credit facility bear interest at current market rates plus a margin based upon the Company’s ratio of debt to EBITDA, as defined (4.84% per annum at March 25, 2005). The incremental interest margin on borrowings under the revolving credit facility decreases as the Company’s ratio of debt to EBITDA decreases to specified levels. Under the senior credit facility, certain transactions may trigger mandatory prepayment of borrowings, if any. Such transactions may include equity or debt offerings, certain asset sales and extraordinary receipts. The Company pays a quarterly fee (2.25% per annum at March 25, 2005) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.50% per annum at March 25, 2005) on the average unused portion of the revolving credit facility.

The senior credit facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios. Certain covenants under the senior credit facility and the indentures relating to the Notes and the Existing Notes may limit the incurrence of additional indebtedness. The senior credit facility prohibits dividend payments. The Company was in compliance with these covenants at March 25, 2005.

As of March 25, 2005, the aggregate maturities of total long-term debt are as follows: $9.4 million in 2005; $2.0 million in 2006; $1.9 million in 2007; $94.6 million in 2008; $93.6 million in 2009; and $358.6 million after 2009.

In July 2004, the Company entered into an interest rate swap agreement, which effectively converts the interest rate on $125.0 million of term loan borrowings from a floating rate to a fixed rate. This interest rate swap matures in July 2006 and qualifies as a cash flow hedge. Changes in fair value of the interest rate swap agreement are recorded in other comprehensive income (loss) to the extent such changes are effective and as long as the cash flow hedge requirements are met. At March 25, 2005, the fair value of $1.3 million of the interest rate swap is recorded in “Other assets” in the accompanying unaudited condensed consolidated balance sheet.

In April 2005, the Company realized the value of the interest rate swap agreement. The Company received approximately $0.8 million and included the related gain of approximately $0.8 million, which includes the accrued but unpaid net amount between the Company and the swap counterparty, as a component of accumulated other comprehensive income.

On April 14, 2005, the Company exchanged approximately 0.2 million shares of common stock for $3.0 million principal amount of Existing Notes in a privately negotiated transaction and recorded a non-cash charge of $0.5 million representing the fair value of shares issued as a premium.

Note 5: Related Party Transactions

Under a manufacturing agreement, Allergan, Inc. (Allergan) manufactures certain eye care products and VITRAX viscoelastics for a period of up to three years from the date of the June 29, 2002 spin-off. The Company purchases these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. During the three months ended March 25, 2005 and March 26, 2004, the Company purchased $20.1 million and $19.4 million, respectively, of product from Allergan. On an annual basis, a pricing “true up” calculation is to be performed during the first calendar quarter. This “true up” calculation is based upon the actual volume of products shipped by Allergan to AMO during the preceding year versus the forecasted volume submitted by AMO that was used to calculate the invoiced prices. During the year, the Company periodically reviews the volume of purchases and accrues for estimated shortfalls, if any. In each of March 2005 and 2004, we made a payment of $0.2 million to Allergan based upon the “true up” calculations for the years ended December 31, 2004 and 2003, respectively.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 25, 2005, an interest-free relocation loan of $0.5 million, collateralized by real property, was due from the chief executive officer. This relocation loan is evidenced by a promissory note dated July 3, 2002, prior to the adoption of the Sarbanes-Oxley Act of 2002.

Note 6: Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by adjusting weighted average outstanding shares, assuming the conversion of all potentially dilutive convertible securities, stock options and stock purchase plan awards.

The following represents a reconciliation from basic earnings per share to diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 25, 2005	Three Months Ended March 26, 2004
Net earnings – basic	$13,826	$4,747
Tax-effected interest expense attributable to 3 1/2% convertible senior subordinated notes	55	889

Net earnings – diluted	$13,881	$5,636

Basic shares outstanding	37,119	29,420
Dilutive effect of 3 1/2% convertible senior subordinated notes	419	6,817
Dilutive effect of stock options and stock purchase plan awards	2,277	1,719

Diluted shares outstanding	39,815	37,956

Basic earnings per share	$0.37	$0.16

Diluted earnings per share	$0.35	$0.15

Note 7: Other Comprehensive Income (Loss)

The following table summarizes components of comprehensive income (loss) (in thousands):

	Three Months Ended
	March 25, 2005			March 26, 2004
	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount
Unrealized gain on derivatives	$1,017	$(343)	$674	$—	$—	$—
Foreign currency translation adjustments	(32,588)	—	(32,588)	(3,036)	1,093	(1,943)

Net earnings			13,826			4,747

Total comprehensive income (loss)			$(18,088)			$2,804

Note 8: Business Segment Information

The Company has organized its operations into four geographic operating segments or regions: the Americas, which is comprised of North and South America, Europe/Africa/Middle East, Japan and Asia Pacific (excluding Japan, but including Australia and New Zealand).

The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 24.4% and 25.6% of total net sales in the quarters ended March 25, 2005 and March 26, 2004, respectively. Additionally, sales in Japan represented 21.0% and 24.5% of total net sales in the quarters ended March 25, 2005 and March 26, 2004, respectively. No other country, or single customer, generated over 10% of total net sales.

Operating income attributable to each operating segment is based upon the management assignment of costs to such regions, which includes the manufacturing standard cost of goods produced by the Company’s manufacturing operations (or the cost to acquire goods from third parties), freight, duty and local distribution costs, and royalties. The Company uses other measures of segment performance, whereby the impact of non-recurring acquisition related costs are excluded. The Company presents the measure which management believes is determined in accordance with the measurement principles consistent with those used in measuring the corresponding amounts in the consolidated financial statements.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Income from manufacturing operations is not assigned to geographic regions because most manufacturing operations produce products for more than one region. Research and development costs are corporate costs.

Balances of identifiable assets attributable to each operating segments are materially consistent with December 31, 2004 balances.

Geographic Operating Segments

	Net Sales		Operating Income (Loss)
(In thousands)	1st Qtr. 2005	1st Qtr. 2004	1st Qtr. 2005	1st Qtr. 2004

United States:
Ophthalmic surgical	$33,774	$26,556
Eye care	13,262	11,923

Total United States	47,036	38,479	$15,737	$8,868

Americas, excluding United States:
Ophthalmic surgical	5,956	4,505
Eye care	2,631	2,309

Total Americas, excluding United States	8,587	6,814	2,077	684

Europe/Africa/Middle East:
Ophthalmic surgical	50,254	31,432
Eye care	23,713	23,477

Total Europe/Africa/Middle East	73,967	54,909	26,104	11,735

Japan:
Ophthalmic surgical	16,924	9,203
Eye care	23,574	27,685

Total Japan	40,498	36,888	14,272	11,135

Asia Pacific:
Ophthalmic surgical	11,764	6,569
Eye care	10,667	6,648

Total Asia Pacific	22,431	13,217	5,376	1,255

Segments total:
Ophthalmic surgical	118,672	78,265
Eye care	73,847	72,042

Total segments	192,519	150,307	63,566	33,677
Manufacturing operations	—	—	19,012	734
Research and development	—	—	(12,352)	(9,017)
Elimination of inter-company profit	—	—	(19,731)	(5,004)
General corporate	—	—	(24,582)	(9,911)

Total	$192,519	$150,307	$25,913	$10,479

In each geographic segment, the Company markets products in two product lines: Ophthalmic Surgical and Eye Care. The Ophthalmic Surgical product line markets intraocular lenses, phacoemulsification equipment, viscoelastics, and other products related to cataract and refractive surgery. The Eye Care product line markets cleaning, storage, disinfection and rewetting products for the consumer contact lens market, as well as contact lenses. The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for products in all geographic operating segments. There are no transfers between product lines.

Net Sales by Product Line

	Three Months Ended
(In thousands)	March 25, 2005	March 26, 2004
Ophthalmic Surgical	$118,672	$78,265
Eye Care	73,847	72,042

Total Net Sales	$192,519	$150,307

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9: Commitments and Contingencies

On December 3, 2003, the Company filed a complaint in the U.S. District Court for the District of Delaware against Alcon, Inc. and Alcon Laboratories, Inc. for infringement of U.S. Patent Nos. 5,700,240 (Barwick Patent) and 6,059,765 (Cole/Sutton Patent). The Company alleged that Alcon’s “Infiniti” and “Series 2000 Legacy” phacoemulsification machines infringe the patents. The Company is seeking damages and a permanent injunction. On March 28, 2005, the court denied three motions by Alcon for summary judgment to dismiss the lawsuit, two with respect to the Cole/Sutton Patent and one relating to the Barwick Patent. The court also denied a motion by Alcon for partial summary judgment that AMO is not entitled to lost profits. On March 28, 2005, the court also issued its claim construction ruling on disputed patent claim language in the Barwick and Cole/Sutton Patents. The trial of this matter began April 25, 2005.

On January 28, 2004, Alcon Manufacturing, Ltd. filed a complaint against AMO and Allergan, Inc. in the U.S. District Court for the Northern District of Texas, Fort Worth Division, for infringement of U.S. Patent Nos. 4,832,685 and 4,935,005 (Haines Patents). Alcon alleged that AMO’s Prestige and Sovereign phacoemulsification systems and replacement cassettes infringe the patents. Alcon is seeking damages and a permanent injunction. At Alcon’s request the case has been stayed in Texas while Alcon seeks re-examination by the U.S.P.T.O. on the Haines Patents in light of another patent the Company alleges invalidates the Haines Patents.

On January 4, 2005, Dr. James Nielsen filed a complaint against the Company and Allergan, Inc. in the U.S. District Court of the Northern District of Texas, Dallas Division, for infringement of U.S. Patent No. 5,158,572. Dr. Nielsen alleges that the Company’s Array multifocal intraocular lens infringes the patent. He is seeking damages and a permanent injunction.

While the Company is involved from time to time in litigation arising in the ordinary course of business, including product liability claims, the Company is not currently aware of any other actions against AMO or Allergan relating to the optical medical device business that the Company believes would have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. The Company may be subject to future litigation and infringement claims, which could cause the Company to incur significant expenses or prevent the Company from selling its products. The Company operates in an industry susceptible to significant product liability claims. Product liability claims may be asserted against AMO in the future arising out of events not known to the Company at the present time. Under the terms of the contribution and distribution agreement effecting the spin-off, Allergan agreed to assume responsibility for, and to indemnify AMO against, all current and future litigation relating to its retained businesses and the Company agreed to assume responsibility for, and to indemnify Allergan against, all current and future litigation related to the optical medical device business.

Note 10: Pension Benefit Plans

The Company sponsors defined benefit pension plans in Japan and in certain European countries. Components of net periodic benefit cost under these plans were (in thousands):

	Three Months Ended
	March 25, 2005	March 26, 2004
Service cost	$492	$457
Interest cost	128	117
Expected return on plan assets	(56)	(50)
Amortization of transition amount	—	1
Amortization of prior service cost	17	16
Recognized net actuarial loss	—	9

Net periodic benefit cost	$581	$550

Note 11: Pending Acquisition of VISX, Incorporated

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

ADVANCED MEDICAL OPTICS, INC.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH 25, 2005

The following discussion and analysis presents the factors that had a material effect on AMO’s cash flows and results of operations during the three months ended March 25, 2005, and the Company’s financial position at that date. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Certain Factors and Trends Affecting AMO and Its Businesses.” The following discussion should be read in conjunction with the 2004 Form 10-K and the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

OVERVIEW

We are a global leader in the development, manufacture and marketing of medical devices for the eye and contact lens care products. Our products in the ophthalmic surgical market include intraocular lenses, phacoemulsification systems, viscoelastics and surgical packs used in cataract surgery, and microkeratomes used in refractive surgery. Our eye care products include disinfecting solutions to destroy harmful microorganisms in and on the surface of contact lenses, daily cleaners to remove undesirable film and deposits from contact lenses, enzymatic cleaners to remove protein deposits from contact lenses, lens rewetting drops to provide added wearing comfort, and contact lenses.

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

Acquisition of Pfizer Inc. Surgical Ophthalmic Business

On June 26, 2004, we completed the acquisition of the Pfizer Inc. surgical ophthalmic business for $450 million in cash (Acquisition). We acquired ophthalmic surgical products and certain manufacturing and research and development facilities located in Uppsala, Sweden, Groningen, Netherlands and Bangalore, India. The products acquired include the Healon line of viscoelastic products used in ocular surgery, the CeeOn and Tecnis intraocular lenses and the Baerveldt glaucoma shunt. The Acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed were recorded at the date of acquisition, at their respective fair values. Our reported financial position and results of operations after June 26, 2004 reflect these values.

Purchases from Allergan

Under a manufacturing agreement, Allergan, Inc. (Allergan) manufactures certain eye care products and VITRAX viscoelastics for a period of up to three years from the date of the June 29, 2002 spin-off. We purchase these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. During the three months ended March 25, 2005 and March 26, 2004, we purchased $20.1 million and $19.4 million, respectively, of product from Allergan. On an annual basis, a pricing “true up” calculation is to be performed during the first calendar quarter. This “true up” calculation is based upon the actual volume of products shipped by Allergan to us during the preceding year versus the forecasted volume submitted by us that was used to calculate the invoiced prices. During the year, we periodically review the volume of purchases and accrue for estimated shortfalls, if any. In each of March 2005 and 2004, we made a payment of $0.2 million to Allergan based upon the “true up” calculations for the years ended December 31, 2004 and 2003, respectively.

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

RESULTS OF OPERATIONS

Net sales. The following table compares net sales by geographic region and major product line for the three month periods ended March 25, 2005 and March 26, 2004:

	Net Sales
	1st Qtr. 2005	1st Qtr. 2004
	(in thousands)
United States:
Ophthalmic surgical	$33,774	$26,556
Eye care	13,262	11,923

Total United States	47,036	38,479

Americas, excluding United States:
Ophthalmic surgical	5,956	4,505
Eye care	2,631	2,309

Total Americas, excluding United States	8,587	6,814

Europe/Africa/Middle East:
Ophthalmic surgical	50,254	31,432
Eye care	23,713	23,477

Total Europe/Africa/Middle East	73,967	54,909

Japan:
Ophthalmic surgical	16,924	9,203
Eye care	23,574	27,685

Total Japan	40,498	36,888

Asia Pacific:
Ophthalmic surgical	11,764	6,569
Eye care	10,667	6,648

Total Asia Pacific	22,431	13,217

Total net sales:
Ophthalmic surgical	118,672	78,265
Eye care	73,847	72,042

Total net sales	$192,519	$150,307

U.S.	24.4%	25.6%
International (excluding U.S.)	75.6%	74.4%

We have organized our operations into four regions: the Americas, which is comprised of North and South America, Europe/Africa/Middle East, Japan and Asia Pacific.

Net sales increased by $42.2 million, or 28.1%, to $192.5 million in the three months ended March 25, 2005 from $150.3 million in the three months ended March 26, 2004. The increase in net sales was the result of sales of products acquired in the Acquisition and favorable foreign currency changes. Net sales of acquired products approximated $40.2 million in the three months ended March 25, 2005 compared to $32.8 million in the three months ended March 28, 2004 (prior to the Acquisition). Foreign currency fluctuations, particularly related to the Japanese yen and the euro, increased sales by $5.6 million, or 3.7%, as compared to average rates in effect in 2004. Our sales and earnings may be negatively impacted during times of a strengthening U.S. dollar.

The U.S. information is presented separately as it is our headquarters country, and U.S. sales represented 24.4% and 25.6% of total net sales in the three months ended March 25, 2005 and March 26, 2004, respectively. Additionally, sales in Japan represented 21.0% and 24.5% of total net sales in the three months ended March 25, 2005 and March 26, 2004, respectively. No other country, or any single customer, generated over 10% of total net sales in the periods.

Net sales in the Americas, including the United States, increased $10.3 million in the three months ended March 25, 2005 from the three months ended March 26 2004, and such increase was comprised of a $8.6 million increase in sales of ophthalmic surgical products and a $1.7 million increase in sales of eye care products. Net sales in the Americas include the favorable impact of foreign currency fluctuations of $0.5 million. The increase in sales of ophthalmic surgical products includes $10.9 million in sales of acquired products, including the Healon family of viscoelastics and Tecnis intraocular lenses, partially offset by a decrease in sales of phacoemulsification products and a decrease in sales of non-promoted older-technology intraocular lenses. The increase in sales of eye care products was primarily due to an increase in sales of Complete branded products.

Net sales in Europe/Africa/Middle East increased $19.1 million in the three months ended March 25, 2005 from the three months ended March 26 2004, and such increase was comprised of a $18.9 million increase in sales of ophthalmic surgical products and a $0.2 million increase in sales of eye care products. Net sales in Europe/Africa/Middle East include the favorable impact of foreign currency fluctuations of $3.5 million primarily due to the strengthening of the euro versus the U.S. dollar. The increase in sales of ophthalmic surgical products includes $18.0 million in sales of acquired products, including the Healon family of viscoelastics and Tecnis and CeeOn intraocular lenses partially offset by a decrease in sales of non-promoted older-technology intraocular lenses. Ophthalmic surgical products sales were also negatively impacted by a slight reduction in government reimbursement rates for certain intraocular lenses and viscoelastics.

Net sales in Japan increased $3.6 million in the three months ended March 25, 2005 from the three months ended March 26 2004, and such increase was comprised of a $7.7 million increase in sales of ophthalmic surgical products and a $4.1 million decrease in sales of eye care products. Net sales in Japan include the favorable impact of foreign currency fluctuations of $1.3 million resulting from the strengthening of the Japanese yen versus the U.S. dollar. The increase in sales of ophthalmic surgical products includes $7.9 million in sales of acquired products, including the Healon family of viscoelastics, partially offset by decreased sales of non-promoted older-technology intraocular lenses. The decrease in sales of eye care products was primarily due to a decrease in sales of hydrogen peroxide-based products and private-label multipurpose products due to market penetration of lower-priced competitor products.

Net sales in Asia Pacific increased $9.2 million in three months ended March 25, 2005 from the three months ended March 26 2004, and such increase was comprised of a $5.2 million increase in sales of ophthalmic surgical products and a $4.0 million increase in sales of eye care products. Net sales in Asia Pacific include the favorable impact of foreign currency fluctuations of $0.3 million. The increase in sales of ophthalmic surgical products includes $3.4 million in sales of acquired products, including the Healon family of viscoelastics and Tecnis and CeeOn intraocular lenses, and increased sales of the Sensar intraocular lens and phacoemulsification products. The increase in sales of eye care products was primarily due to an increase in sales of Complete branded products and hydrogen peroxide-based products.

Global sales of our ophthalmic surgical products increased by $40.4 million, or 51.6%, from the three months ended March 26, 2004 to the three months ended March 25, 2005. Sales of our ophthalmic surgical products increased primarily due to sales of acquired products of $40.2 million, including the Healon family of viscoelastics, the Tecnis and CeeOn intraocular lenses and Baerveldt glaucoma shunts, and favorable currency changes. Foreign currency fluctuations in the three months ended March 25, 2005 increased international ophthalmic surgical sales by $3.3 million, or 4.2%, as compared to average rates in effect in the three months ended March 26, 2004. Excluding the favorable impact of foreign currency fluctuations, ophthalmic surgical product sales were negatively impacted by the reduction in government reimbursement rates and decreased sales of non-promoted older-technology intraocular lenses. We believe that global sales of ophthalmic surgical products will continue to grow due to our continued promotion of acquired products, including the Healon family of viscoelastics, the Tecnis intraocular lens and the Baerveldt glaucoma shunt and increased sales of our Sensar intraocular lens. We expect this growth to be partially offset by decreased sales of our non-promoted older-technology intraocular lenses as we continue our strategy of promoting our higher-technology intraocular lenses, the Tecnis and Sensar brands.

Global sales of our eye care products increased by $1.8 million, or 2.5%, from the three months ended March 26, 2004 to the three months ended March 25, 2005. Sales of our eye care products increased primarily due to increased sales of Complete branded products and favorable currency changes partially offset by decreased sales of hydrogen peroxide-based products. Foreign currency fluctuations in the three months ended March 25, 2005 increased international eye care sales by $2.3 million, or 3.3%, as compared to average rates in effect in the three months ended March 26, 2004. Excluding the favorable impact of foreign currency fluctuations, eye care sales in Japan were negatively impacted by the market penetration of lower-priced competitor products. In the future, we expect global sales of our eye care products will continue to experience moderate growth due to increased sales of our Complete branded products and continued sales growth in Asia Pacific, partially offset by decreased eye care sales in Japan.

Gross margin. Our gross margin percentage increased as a percent of net sales by 3.1 percentage points to 63.4% in the three months ended March 25, 2005 from 60.3% in the three months ended March 26, 2004. The increase in gross margin as a percent of net sales was primarily due to sales growth in the higher margin Complete branded line of eye care products and sales of the Healon family of viscoelastics. In addition, the 2004 period was negatively impacted by pre-production costs incurred at our manufacturing facility in Madrid, Spain, as well as expansion of our manufacturing facility in Hangzhou, China. In 2005, we expect our gross margin percentage to be favorably impacted as we fully transition manufacturing of our eye care products from Allergan and continue to shift our sales mix to higher margin products, including the Healon family of viscoelastics and the Tecnis and Sensar intraocular lenses.

Selling, general and administrative. Selling, general and administrative expenses decreased as a percent of net sales by 3.8 percentage points to 43.5% in the three months ended March 25, 2005 from 47.3% in the three months ended March 26, 2004. The decrease in selling, general and administrative expenses as a percent of net sales was primarily due to the higher net sales associated with the Acquisition and our promoted products and continued leveraging of our global cost structure.

Upon completion of the acquisition of VISX, we expect to incur significant costs as we integrate VISX into our existing domestic and international operations.

Research and development. Research and development expenditures increased as a percent of net sales by 0.4 percentage points to 6.4% in the three months ended March 25, 2005 from 6.0% in the three months ended March 26, 2004. The increase in research and development expenditures as a percentage of net sales was primarily the result of an increase in spending for research efforts in the ophthalmic surgical business. In 2005, we expect to bring to market various new products such as the Tecnis acrylic and ReZoom intraocular lenses and a new viscoelastic in the U.S. and several new eye care products in Japan.

Upon completion of the acquisition of VISX, we expect to incur an in-process research and development charge of approximately $453.0 million representing the fair value of projects and technologies which have no alternative future use and which have not reached technological feasibility at the date of the acquisition. A final determination of fair value, which can not be made prior to the completion of the acquisition, may differ materially from the preliminary estimate and will include management’s final valuation of the fair value of assets acquired and liabilities assumed.

Operating income. Operating income was $25.9 million or 13.5 percent of net sales and $10.5 million or 7.0 percent of net sales in the three months ended March 25, 2005 and March 26, 2004, respectively.

Non-operating expense. Interest expense was $5.8 million and $3.7 million in the three months ended March 25, 2005 and March 26, 2004, respectively. The increased interest expense was due to a higher debt balance as a result of the Acquisition and a higher weighted average interest rate. We expect interest expense to be higher in 2005 as compared to 2004 due to the additional debt incurred to finance the Acquisition as well as the additional $200.0 million of debt expected to be incurred to fund certain transaction fees and the cash consideration portion of the proposed acquisition of VISX. Additionally, we recorded an unrealized gain on derivative instruments of $0.5 million in the three months ended March 25, 2005 compared to an unrealized gain of $0.3 million in the three months ended March 26, 2004. We record as “unrealized gain/loss on derivative instruments” the mark to market adjustments on the outstanding foreign currency options which we enter into as part of our overall risk management strategy to reduce the volatility of expected earnings in currencies other than the U.S. dollar. Other non-operating income included $0.6 million and $1.0 million of foreign exchange gains in the three months ended March 25, 2005 and March 26, 2004, respectively.

Income taxes. The effective tax rate for the three months ended March 25, 2005 was 34.0% compared to the effective tax rate of 36.0% for the three months ended March 26, 2004. The lower rate in 2005 reflects continuing implementation of our long-term tax strategies. Our future effective income tax rate may vary depending on our mix of domestic and international taxable income or loss and the various tax and treasury methodologies that we implement, including our policy regarding repatriation of future accumulated foreign earnings.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms. As of March 25, 2005, we had cash and equivalents of $25.9 million.

Historically, we have generated cash from operations in excess of working capital requirements, and we expect to do so in the future. The net cash used in operating activities was $18.6 million in the three months ended March 25, 2005 compared to net cash provided by operating activities of $3.9 million in the three months ended March 26, 2004. Operating cash flow decreased in the three months ended March 25, 2005 compared to the three months ended March 26, 2004 primarily as a result of the increase in accounts receivable and inventories and a decrease in accrued expenses and other liabilities. The increase in accounts receivable is primarily due to increased sales activities as a result of the Acquisition. The increase in inventories is primarily due to a build up of “bridging” stock as we prepare for the transition of eye care manufacturing from Allergan. The decrease in accrued expenses and other liabilities is primarily due to the payment of year-end expenditures including annual incentive compensation and the first interest payment on the 2½% convertible senior subordinated notes. Additionally, in February 2004, we received approximately $4.7 million from Allergan. This payment ended a dispute between us and Allergan regarding the ownership of a certain value added tax receivable due from France.

Net cash used in investing activities was $10.5 million and $4.9 million in the three months ended March 25, 2005 and March 26, 2004, respectively. Expenditures for property, plant and equipment totaled $2.3 million and $3.1 million in the three months ended March 25, 2005 and March 26, 2004, respectively. Expenditures in the three months ended March 25, 2005 are primarily comprised of expansion and remodeling of our leased headquarters, expenditures at the acquired manufacturing facilities and computer replacements. Expenditures in the three months ended March 26, 2004 are primarily comprised of expansion of our manufacturing facilities and construction of research and development facilities at our leased headquarters. We expect to incur significant capital expenditures with respect to the Uppsala, Sweden manufacturing facility during the next two years in order to separate the facility from existing Pfizer operations. Expenditures for demonstration (demo) and bundled equipment, primarily phacoemulsification and microkeratome surgical equipment, were $3.1 million and $1.7 million in the three months ended March 25, 2005 and March 26, 2004, respectively. We maintain demo and bundled equipment to facilitate future sales of similar equipment and related products to our customers. Expenditures for capitalized internal-use software were $5.2 million in the three months ended March 25, 2005, which are primarily comprised of a company wide system upgrade as part of the overall expansion of our business. Expenditures for capitalized internal-use software were $0.1 million in the three months ended March 26, 2004. We capitalize internal-use software cost after technical feasibility has been established. In 2005, we expect to invest approximately $65.0 million to $70.0 million in property, plant and equipment, demo and bundled equipment, and capitalized software as part of the overall expansion of our business.

Net cash provided by financing activities was $6.4 million in the three months ended March 25, 2005, which was comprised of $7.5 million of borrowings under the senior revolving credit facility and $1.3 million of proceeds from the sale of stock to employees, reduced by $2.4 million of financing related costs. Net cash used in financing activities was $0.1 million in the three months ended March 26, 2004, which was primarily comprised of $1.2 million of long-term debt repayments offset by $1.1 million from the sale of stock to employees.

At March 25, 2005, approximately $10.0 million of the senior credit facility has been reserved to support letters of credit issued on our behalf with the remainder available for future borrowings.

In January 2005, we entered into an amendment to our senior credit facility to provide for an increase of $100.0 million in the revolving loan commitments and an additional $100.0 million in term loan commitments. We expect to utilize this additional $200.0 million to fund certain transaction fees and the cash consideration portion of the proposed acquisition of VISX, which we announced on November 9, 2004.

The senior credit facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and interest coverage ratios. Certain covenants under the senior credit facility and the indenture relating to the senior subordinated notes also limit the incurrence of additional indebtedness. The senior credit facility prohibits cash dividend payments. We were in compliance with these covenants at March 25, 2005.

On April 14, 2005, we exchanged approximately 0.2 million shares of common stock for $3.0 million principal amount of Existing Notes in a privately negotiated transaction and recorded a non-cash charge of $0.5 million representing the fair value of shares issued as a premium.

Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from some of our non-U.S. subsidiaries may result in additional tax costs. However, these cash balances are generally available without legal restriction to fund ordinary business operations.

We believe that the net cash provided by our operating activities, supplemented as necessary with borrowings available under our revolving credit facility and existing cash and equivalents, will provide sufficient resources to provide the required funding for the proposed acquisition of VISX, to fund the expected 2005 capital expenditures, and to meet our working capital requirements, debt service and other cash needs over the next year.

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

Foreign currency fluctuations. Approximately 76% of our revenues for the three months ended March 25, 2005 were derived from operations outside the United States and a significant portion of our cost structure is denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

The impact of foreign currency fluctuations on sales was a $5.6 million and a $12.1 million increase for the three months ended March 25, 2005 and March 26, 2004, respectively. The sales increases were due primarily to a strengthening of the Japanese yen and the euro versus the U.S. dollar.

Contractual obligations. The following represents a list of our material contractual obligations and commitments as of March 25, 2005:

	Payments Due by Year
(In millions)	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt and short-term borrowings	$9.4	$2.0	$1.9	$94.6	$93.6	$358.6	$560.1
Cash commitments for interest expense	12.1	18.4	18.4	18.5	13.6	131.4	212.4
Operating lease obligation	10.9	9.0	5.9	4.6	3.8	21.9	56.1
IT services	4.0	5.2	4.7	—	—	—	13.9
Other purchase obligations, primarily purchases of inventory and capital equipment	52.1	0.5	0.3	0.1	—	—	53.0

NEW ACCOUNTING STANDARDS

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

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first annual reporting period that begins after June 15, 2005. We have not quantified the potential effect of adoption of SFAS No. 123R. However, we believe adoption of SFAS No. 123R will result in a decrease to our reporting earnings.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FAS No. 109-1). The American Jobs Creation Act, or AJCA, introduces a special 9% tax deduction on qualified production activities. FAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Although FAS No. 109-1 is effective immediately, we have not completed our analysis and do not expect to be able to complete our analysis until after Congress or the Treasury Department provide additional clarifying language on the key elements of the provision. Based on our analysis to date, we do not expect the adoption of FAS No. 109-1 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FAS No. 109-2). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS No. 109-2 is effective immediately, we have not completed our analysis and do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. As such, we are not in a position to decide whether and to what extent, if any, our foreign earnings will be designated for this treatment. The related potential range of the income tax effect, if any, cannot be reasonably estimated at this time. We expect to finalize our assessment by the end of the fiscal third quarter 2005.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESS

Our disclosure and analysis in this report contain forward-looking information about our company’s financial results and estimates, business prospects and future products that involve substantial risks and uncertainties. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, financial results, and the expected timing or results of our expected acquisition of VISX, Incorporated. Among the factors that could cause actual results to differ materially are the following:

RISKS RELATING TO THE BUSINESS

•	Uncertainties associated with the research and development and regulatory approval processes;

•	Our ability to make and integrate acquisitions or enter into strategic alliances;

•	Exposure to risks associated with doing business outside of the United States, where we conduct a significant amount of our sales and operations;

•	Foreign currency risks and fluctuation in interest rates;

•	Our ability to introduce new commercially successful products in a timely manner;

•	Our ability to transition our manufacturing operations for products formerly supplied by Allergan;

•	Our ability to maintain a sufficient and timely supply of products we manufacture;

•	Our reliance on sole source suppliers for raw materials and other products;

•	Intense competition from companies with substantially more resources and a greater marketing scale;

•	Risks and expenses associated with our ability to protect our intellectual property rights;

•	Risks and expenses associated with intellectual property litigation and infringement claims;

•	Unexpected losses due to product liability claims, product recalls or corrections, or other litigation;

•	Our ability to maintain our relationships with health care providers;

•	Risks, uncertainties and delays associated with extensive government regulation of our business, including risks associated with regulatory compliance, quality systems standards, and complaint-handling;

•	Our ability to attract, hire and retain qualified personnel;

•	Risks associated with indemnification obligations and potential tax liabilities associated with our spin-off from Allergan;

•	Our significant debt, which contains covenants limiting our business activities; and

•	The impact of a change in the accounting treatment of stock options or other significant changes to generally accepted accounting principles.

RISKS RELATING TO THE MERGER WITH VISX, INCORPORATED

•	The transaction remains subject to closing conditions, including the approvals of the stockholders of both AMO and VISX;

•	The issuance of shares of AMO common stock to VISX stockholders will substantially reduce the percentage interests of AMO stockholders;

•	The merger consideration may be adjusted in order to qualify the merger as a reorganization within the meaning of Section 368(A) of the Internal Revenue Code;

•	AMO’s indebtedness is expected to increase after the transaction; and

•	Risks associated with our ability to successfully integrate VISX and realize the benefits of the combined company.

We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the 2004 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1 of that filing under the heading “Certain Factors and Trends Affecting AMO and Its Businesses.” We incorporate that section of that Form 10-K in this filing and encourage investors to refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Interest rate risk. At March 25, 2005, our debt is comprised solely of domestic borrowings and is comprised of $358.6 million of fixed rate debt and $201.5 million of variable rate debt.

In July 2004, we entered into an interest rate swap agreement, which effectively converts the interest rate on $125.0 million of term loan borrowings from a floating rate to a fixed rate. This interest rate swap matures in July 2006 and qualifies as a cash flow hedge. Changes in fair value of the interest rate swap agreement are recorded in other comprehensive income to the extent such changes are effective and as long as the cash flow hedge requirements are met. At March 25, 2005, the fair value of $1.3 million of the interest rate swap is recorded in “Other assets” in the accompanying unaudited condensed consolidated balance sheet.

In April 2005, we realized the value of the interest rate swap agreement. We received approximately $0.8 million and included the related gain of approximately $0.8 million, which includes the accrued but unpaid net amount between us and the swap counterparty, as a component of accumulated other comprehensive income.

The tables below present information about our debt obligations and interest rate derivatives as of March 25, 2005 and December 31, 2004:

	March 25, 2005
	Maturing in						Total	Fair Market Value
	2005	2006	2007	2008	2009	Thereafter
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$350,000	$350,000	$376,705
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$8,600	$8,600	$13,437
Weighted Average Interest Rate	—	—	—	—	—	3.50%	3.50%
Variable Rate	$1,950	$1,950	$1,950	$94,559	$93,584	$—	$193,993	$193,993
Weighted Average Interest Rate	4.84%	4.84%	4.84%	4.84%	4.84%	—	4.84%
Variable Rate	$7,500	$—	$—	$—	$—	$—	$7,500	$7,500
Weighted Average Interest Rate	4.84%	—	—	—	—	—	4.84%
Total Debt Obligations	$9,450	$1,950	$1,950	$94,559	$93,584	$358,600	$560,093	$591,635
Weighted Average Interest Rate	4.84%	4.84%	4.84%	4.84%	4.84%	2.52%	3.36%
INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Variable to Fixed	$—	$125,000	$—	$—	$—	$—	$125,000	$1,336
Average Pay Rate	—	3.05%	—	—	—	—	3.05%
Average Receive Rate	—	3.09%	—	—	—	—	3.09%

	December 31, 2004
	Maturing in						Total	Fair Market Value
	2005	2006	2007	2008	2009	Thereafter
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$350,000	$350,000	$379,750
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$8,600	$8,600	$18,311
Weighted Average Interest Rate	—	—	—	—	—	3.50%	3.50%
Variable Rate	$1,950	$1,950	$1,950	$94,559	$93,584	$—	$193,993	$193,993
Weighted Average Interest Rate	4.50%	4.50%	4.50%	4.50%	4.50%	—	4.50%
Total Debt Obligations	$1,950	$1,950	$1,950	$94,559	$93,584	$358,600	$552,593	$592,054
Weighted Average Interest Rate	4.50%	4.50%	4.50%	4.50%	4.50%	2.52%	3.22%
INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Variable to Fixed	$—	$125,000	$—	$—	$—	$—	$125,000	$319
Average Pay Rate	—	3.05%	—	—	—	—	3.05%
Average Receive Rate	—	2.57%	—	—	—	—	2.57%

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

The foreign currency options are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Japanese yen and the euro. As a result, the changes in the fair value of foreign currency option contracts are recorded through earnings as “Unrealized (gain) loss on derivative instruments” while any realized gains or losses on expired contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of operations. The premium cost of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized over the life of the options.

At March 25, 2005, the aggregate notional amounts and strike amounts of our outstanding yen and euro currency option contracts were $53.9 million and 115.00 and $44.9 million and 1.15, respectively. At December 31, 2004, the aggregate notional amounts and strike amounts of our outstanding yen and euro currency option contracts were $67.3 million and 114.42 and $56.9 million and 1.15, respectively. The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The fair value of these foreign currency option contracts was $0.2 million at March 25, 2005 and $0.1 million at December 31, 2004, respectively. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of March 25, 2005 and December 31, 2004, respectively. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective. In addition, our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended March 25, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On December 3, 2003, we filed a complaint in the U.S. District Court for the District of Delaware against Alcon, Inc. and Alcon Laboratories, Inc. for infringement of U.S. Patent Nos. 5,700,240 (Barwick Patent) and 6,059,765 (Cole/Sutton Patent). We alleged that Alcon’s “Infiniti” and “Series 2000 Legacy” phacoemulsification machines infringe the patents. We are seeking damages and a permanent injunction. On March 28, 2005, the court denied three motions by Alcon for summary judgment to dismiss the lawsuit, two with respect to the Cole/Sutton Patent and one relating to the Barwick Patent. The court also denied a motion by Alcon for partial summary judgment that AMO is not entitled to lost profits. On March 28, 2005, the court also issued its claim construction ruling on disputed patent claim language in the Barwick and Cole/Sutton Patents. The trial of this matter began April 25, 2005.

On January 28, 2004, Alcon Manufacturing, Ltd. filed a complaint against us and Allergan, Inc. in the U.S. District Court for the Northern District of Texas, Fort Worth Division, for infringement of U.S. Patent Nos. 4,832,685 and 4,935,005 (Haines Patents). Alcon alleged that our Prestige and Sovereign phacoemulsification systems and replacement cassettes infringe the patents. Alcon is seeking damages and a permanent injunction. At Alcon’s request the case has been stayed in Texas while Alcon seeks re-examination by the U.S.P.T.O. on the Haines Patents in light of another patent we allege invalidates the Haines Patents.

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

Item 6. Exhibits

10.1	2005 Performance Objective under 2002 Bonus Plan

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard A. Meier pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James V. Mazzo and Richard A. Meier pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2005	ADVANCED MEDICAL OPTICS, INC.

/s/ RICHARD A. MEIER
Richard A. Meier
(Principal Financial Officer)

/s/ ROBERT F. GALLAGHER
Robert F. Gallagher
(Principal Accounting Officer)