Form 10-Q
period 2005-06-24
ADVANCED MEDICAL OPTICS INC
filed 2005-08-01
CIK 1168335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 24, 2005

or

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

Yes ☑  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑  No ☐

As of July 26, 2005, there were 66,045,187 shares of common stock outstanding.

ADVANCED MEDICAL OPTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 24, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Advanced Medical Optics, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 24, 2005	June 25, 2004	June 24, 2005	June 25, 2004
Net sales	$227,092	$168,741	$419,610	$319,048
Cost of sales	87,478	64,011	157,917	123,683

Gross profit	139,614	104,730	261,693	195,365
Selling, general and administrative	97,596	76,947	181,409	148,086
Research and development	13,948	10,196	26,300	19,213
In-process research and development	451,450	—	451,450	—

Operating income (loss)	(423,380)	17,587	(397,466)	28,066

Non-operating expense (income):
Interest expense	8,911	7,208	14,738	10,951
Unrealized gain on derivative instruments	(458)	(250)	(990)	(526)
Loss due to exchange of 3 1/2% Convertible Senior Subordinated Notes due 2023	545	111,820	545	111,820
Other, net	(1,413)	11,853	(1,742)	11,448

	7,585	130,631	12,551	133,693

Loss before income taxes	(430,965)	(113,044)	(410,017)	(105,627)
Provision (benefit) for income taxes	7,150	(503)	14,273	2,167

Net loss	$(438,115)	$(112,541)	$(424,290)	$(107,794)

Net loss per share :
Basic and Diluted	$(9.53)	$(3.67)	$(10.17)	$(3.59)

Weighted average number of shares outstanding:
Basic and Diluted	45,965	30,675	41,719	30,065

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 24, 2005	December 31, 2004
ASSETS
Current assets
Cash and equivalents	$49,445	$49,455
Trade receivables, net	230,726	189,465
Inventories	121,254	85,028
Deferred income taxes	48,400	40,250
Other current assets	25,857	12,627

Total current assets	475,682	376,825
Property, plant and equipment, net	113,548	118,639
Other assets	52,025	41,825
Intangibles assets, net	521,458	147,895
Goodwill	874,820	391,350

Total assets	$2,037,533	$1,076,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and short-term borrowings	$106,506	$1,950
Accounts payable	83,087	77,824
Accrued compensation	29,961	31,451
Other accrued expenses	88,772	67,042
Income taxes	22,598	15,656

Total current liabilities	330,924	193,923
Long-term debt, net of current portion	503,591	550,643
Deferred income taxes	179,639	29,570
Other liabilities	25,938	26,128
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 240,000,000 shares; issued 65,613,759 and 37,069,452 shares	656	371
Additional paid-in capital	1,530,875	310,437
Accumulated deficit	(528,679)	(104,389)
Accumulated other comprehensive income (loss)	(5,388)	69,874
Less treasury stock, at cost (1,379 shares)	(23)	(23)

Total stockholders’ equity	997,441	276,270

Total liabilities and stockholders’ equity	$2,037,533	$1,076,534

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 24, 2005	June 25, 2004
Cash flows from operating activities:
Net loss	$(424,290)	$(107,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount and debt issuance costs	3,733	7,416
Amortization of realized gain on interest rate swaps	—	(3,466)
Depreciation and amortization	18,863	7,408
In-process research and development	451,450	—
Loss on exchange of convertible senior subordinated notes	545	107,240
Loss on investments and assets	264	509
Tax benefit from issuance of stock under stock plans	3,520	1,438
Unrealized gain on derivatives	(990)	(526)
Expense of compensation plan	267	86
Changes in assets and liabilities, net of effect of acquisitions:
Trade receivables, net	(15,065)	(14,258)
Inventories	(24,389)	(3,011)
Other current assets	3,506	2,213
Accounts payable	(8,631)	14,648
Accrued expenses and other liabilities	(30,039)	(11,995)
Income taxes	6,943	(3,528)
Other non-current assets	4,887	(1,085)

Net cash used in operating activities	(9,426)	(4,705)
Cash flows from investing activities:
Deposit for acquisition	—	(450,000)
Acquisition of businesses, net of cash acquired	(36,867)	—
Additions to property, plant and equipment	(7,608)	(6,775)
Proceeds from sale of property, plant and equipment	167	—
Additions to capitalized internal-use software	(7,085)	(245)
Additions to demonstration and bundled equipment	(5,391)	(3,256)

Net cash used in investing activities	(56,784)	(460,276)
Cash flows from financing activities:
Proceeds from issuance of convertible senior subordinated notes	—	350,000
Short-term borrowings, net	105,000	250,000
Repayment of long-term debt	(44,495)	(93,236)
Financing related costs	(2,959)	(15,811)
Proceeds from issuance of common stock	10,204	3,763
Net proceeds from settlement of interest rate swaps	777	—
Purchase of treasury stock	—	(8)

Net cash provided by financing activities	68,527	494,708
Effect of exchange rates on cash and equivalents	(2,327)	1,289

Net increase (decrease) in cash and equivalents	(10)	31,016
Cash and equivalents at beginning of period	49,455	46,104

Cash and equivalents at end of period	$49,445	$77,120

Supplemental non-cash investing and financing activities:

Exchange of convertible notes into common stock	$3,000	$108,562

Acquisition of VISX, Incorporated (Note 2)	$1,203,185	—

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to state fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited consolidated financial statements of Advanced Medical Optics, Inc. (the Company or AMO) for the year ended December 31, 2004. The results of operations for the three and six months ended June 24, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

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

Under the 2005 Incentive Compensation Plan as approved in the special meeting of stockholders on May 26, 2005, during the three months ended June 24, 2005, the Company granted restricted stock to employees and members of the board of directors. Restricted stock awards are valued based on the market price of a share of non-restricted stock on the grant date and compensation expense is recognized over the vesting period of the restricted stock.

Had compensation expense for the Company’s stock options and employee stock purchase plans been recognized based upon the fair value of awards granted, the Company’s net losses would have been increased to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 24, 2005	June 25, 2004	June 24, 2005	June 25, 2004
Net loss:
As reported	$(438,115)	$(112,541)	$(424,290)	$(107,794)
Stock-based compensation expense included in reported net loss, net of tax	119	31	163	56
Stock-based compensation expense determined under fair value based method, net of tax	(2,579)	(1,388)	(4,876)	(2,301)

Pro forma	$(440,575)	$(113,898)	$(429,003)	$(110,039)

Loss per share:
As reported:
Basic and Diluted	$(9.53)	$(3.67)	$(10.17)	$(3.59)

Pro forma:
Basic and Diluted	$(9.59)	$(3.71)	$(10.28)	$(3.66)

These pro forma effects are not indicative of future amounts. The Company expects to grant additional awards in the future.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Acquired In-Process Research and Development

Costs to acquire in-process research and development (IPR&D) projects and technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred (see Note 2, “Acquisitions”).

Note 2: Acquisitions

VISX, Incorporated (VISX)

On May 27, 2005, pursuant to the Agreement and Plan of Merger (Merger Agreement), dated as of November 9, 2004, as amended, by and among AMO, Vault Merger Corporation, a wholly owned subsidiary of AMO, and VISX, AMO completed its acquisition of VISX, for a total consideration of approximately $1.38 billion, consisting of approximately 27.8 million shares of AMO common stock, the fair value of VISX stock options converted to AMO stock options and approximately $176.2 million in cash (VISX Acquisition). VISX products include the VISX STAR Excimer Laser System, the VISX WaveScan System and VISX treatment cards. As a result of the VISX Acquisition, the Company became the leader in the design and development of proprietary technologies and systems for laser vision correction of refractive vision disorders.

The VISX Acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values.

The results of operations of the VISX Acquisition have been included in the accompanying consolidated statements of operations from the date of the VISX Acquisition. The total estimated cost of the VISX Acquisition is as follows (in thousands):

Cash consideration to VISX stockholders	$176,167

Fair value of AMO shares issued to VISX stockholders	1,136,605

Fair value of vested VISX stock options	66,580

Direct transaction fees and expenses	15,765

Cash and cash equivalents acquired	(156,765)

Total purchase price	$1,238,352

The above purchase price has been allocated based on an estimate of the fair values of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date in accordance with generally accepted accounting principles.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The purchase price has been allocated based on management’s estimates as follows (in thousands):

Inventories	$16,141
Accounts receivable, net	38,343
Other current assets	17,480
Property, plant and equipment	3,571
Other non-current assets	10,689
Intangible assets	397,400
In-process research and development	449,200
Goodwill	521,428
Accounts payable	(16,032)
Other current liabilities	(43,428)
Non-current deferred tax liability, primarily related to intangible assets	(156,440)

Net assets acquired	$1,238,352

Of the $397.4 million of acquired intangible assets, $278.4 million was assigned to developed technology rights that have a weighted-average useful life of approximately 12.9 years, $24.8 million was assigned to customer relationships with a useful life of 5 years and $94.2 million was assigned to the VISX trade name with an indefinite useful life. A history of operating margins and profitability, a strong scientific, service and manufacturing employee base and a leading presence in the excimer laser market were among the factors that contributed to a purchase price resulting in the recognition of goodwill.

The acquired goodwill, which is not deductible for tax purposes, has been allocated to the Americas segment.

In-process research and development (IPR&D)

Approximately $449.2 million of the purchase price represents the estimated fair value of projects that, as of the VISX Acquisition date, had not reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the unaudited condensed consolidated statements of operations for the three and six months ended June 24, 2005. The estimated fair value assigned to IPR&D is comprised of the following projects (in thousands):

Value of IPR&D Acquired
High Myopia for CustomVue	$16,800

Excimer Laser Improvements	47,800

Presbyopia - Hyperopia	384,600

Total	$449,200

The estimated fair value of these projects was determined by performing a discounted cash flow analysis using the “income” approach. Net cash flows attributable to these projects were discounted to their present values at a rate commensurate with the perceived risk, which for these projects ranged from 19.0 to 21.0 percent. The following assumptions underlie these estimates:

•

A high myopia procedure for CustomVue is forecasted to be approved for sale in the U.S. in late 2005. A procedure to treat hyperopic presbyopia is forecasted to be approved for sale in the U.S. in mid to late 2007. Additional

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

research and development expenses needed prior to expected FDA approval for these procedures are expected to range from $4 million to $6 million. This range represents management’s best estimate as to the additional R&D expenses required to bring these products to market in the U.S. Forecasted discounted cash flows for each product once launched include estimates for normal sustaining engineering and maintenance R&D;

•	Additional research and development expenses in the range of $10 million to $12 million represents management’s best estimate as to the additional R&D expenses to bring excimer laser system improvements to market. Like the other IPR&D projects, maintenance R&D and sustaining engineering costs were allocated to the forecasted cash flows once commercialized;

•	Revenue that is reasonably likely to result from the approved and unapproved potential uses of identifiable intangible assets that includes the estimated number of units to be sold, estimated selling prices, estimated market penetration and estimated market share and year-over-year growth rates over the product cycles. These estimates were based on management’s consideration of life cycles for similar products VISX has previously launched, the competitive landscape, and previous success in working with the FDA; and

•	The cost structure was assumed to be similar to that for existing products.

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

Pfizer Inc. Surgical Ophthalmic Business

On June 26, 2004, pursuant to a stock and asset purchase agreement dated as of April 21, 2004, the Company completed the purchase of Pfizer Inc.’s surgical ophthalmic business for $450.0 million in cash (Pfizer Acquisition). Pfizer’s surgical ophthalmic business manufactured and marketed surgical devices for the eyes. The Company acquired ophthalmic surgical products and certain manufacturing and research and development facilities located in Uppsala, Sweden, Groningen, Netherlands and Bangalore, India. The products acquired include the Healon line of viscoelastic products used in ocular surgery, the CeeOn and Tecnis intraocular lenses and the Baerveldt glaucoma shunt. The Pfizer Acquisition has been accounted for as a purchase business combination.

The following unaudited pro forma information assumes the VISX Acquisition and the Pfizer Acquisition occurred on January 1, 2004. These unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the VISX Acquisition and the Pfizer Acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the three months and six months ended June 24, 2005 and June 25, 2004 are as follows (in thousands, except per share data):

	Three Months Ended June 24, 2005		Three Months Ended June 25, 2004		Six Months Ended June 24, 2005		Six Months Ended June 25, 2004
Net sales	$255,922		$253,763		$499,779		$480,706
Net earnings	3,968	(1)	21,728	(2)	27,235	(3)	35,446	(4)
Earnings per share:
Basic (5)	$0.06		$0.34		$0.42		$0.55
Diluted (6)	$0.06		$0.32		$0.40		$0.52

(1)	The unaudited pro forma information for the three months ended June 24, 2005 excludes the following non-recurring charges related to the VISX Acquisition: a $449.2 million in-process research and development charge and a $1.9 million charge for the write-off of debt issuance costs. The unaudited pro forma information also reflects a $4.4 million increase in amortization related to management’s preliminary estimate of the fair value of intangible assets acquired as the result of the VISX Acquisition and a $1.9 million increase in interest expense resulting from additional borrowings incurred to fund the cash portion of the VISX Acquisition and related costs and amortization of deferred financing costs. Approximately $10.4 million of merger charges incurred by VISX is not excluded from the unaudited pro forma information for the three months ended June 24, 2005.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(2)	The unaudited pro forma information for the three months ended June 25, 2004 excludes the following non-recurring charges related to the Pfizer Acquisition: a charge of $3.6 million for the write-off of debt issuance costs, one-time commitment fee and original issue discount, net of the recognition of realized gains on interest rate swaps; and early debt extinguishment costs of $122.7 million. The unaudited pro forma information also reflects a $1.2 million decrease in depreciation and amortization related to the fair value of property, plant and equipment and identifiable intangible assets acquired in the Pfizer Acquisition and a $2.3 million increase in interest expense resulting from the recapitalization to fund the Pfizer Acquisition.

The unaudited pro forma information for the three months ended June 25, 2004 also includes a $6.6 million increase in amortization related to management’s preliminary estimate of the fair value of intangible assets acquired as the result of the VISX Acquisition and a $2.8 million increase in interest expense resulting from additional borrowings incurred to fund the cash portion of the VISX Acquisition and related costs and amortization of deferred financing costs.

(3)	The unaudited pro forma information for the six months ended June 24, 2005 excludes the following non-recurring charges related to the VISX Acquisition: a $449.2 million in-process research and development charge and a $2.0 million charge for the amortization and write-off of debt issuance costs. The unaudited pro forma information also reflects a $11.1 million increase in amortization related to management’s preliminary estimate of the fair value of intangible assets acquired as the result of the VISX Acquisition and a $4.7 million increase in interest expense resulting from additional borrowings incurred to fund the cash portion of the VISX Acquisition and related costs and amortization of deferred financing costs. Approximately $11.0 million of merger charges incurred by VISX is not excluded from the unaudited pro forma information for the six months ended June 24, 2005.

(4)	The unaudited pro forma information for the six months ended June 25, 2004 excludes the following non-recurring charges related to the Pfizer Acquisition: a charge of $3.6 million for the write-off of debt issuance costs, one-time commitment fee and original issue discount, net of the recognition of realized gains on interest rate swaps; and early debt extinguishment costs of $122.7 million. The unaudited pro forma information also reflects a $2.3 million decrease in depreciation and amortization related to the fair value of property, plant and equipment and identifiable intangible assets acquired in the Pfizer Acquisition and a $4.5 million increase in interest expense resulting from the recapitalization to fund the Pfizer Acquisition.

The unaudited pro forma information for the six months ended June 25, 2004 also includes a $13.3 million increase in amortization related to management’s preliminary estimate of the fair value of intangible assets acquired as the result of the VISX Acquisition and a $5.7 million increase in interest expense resulting from additional borrowings incurred to fund the cash portion of the VISX Acquisition and related costs and amortization of deferred financing costs.

(5)	The weighted average number of shares outstanding used for the computation of basic earnings per share for the three months and six months ended June 25, 2004 include the 7.0 million shares exchanged for approximately $131.4 million aggregate principal amount of the 3 1/2% Convertible Senior Subordinated Notes. The weighted average number of shares outstanding used for the computation of basic earnings per share for all periods presented also include the 27.8 million shares issued to VISX stockholders as the result of the VISX Acquisition.

(6)	The weighted average number of shares outstanding used for the computation of diluted earnings per share for the three months and six months ended June 24, 2005 include the aggregate dilutive effect of approximately 3.4 million shares and 3.5 million shares, respectively, for stock options and awards, the remaining 3 1/2% Convertible Senior Subordinated Notes and AMO stock options exchanged for VISX options. The weighted average number of shares outstanding used for the computation of diluted earnings per share for the three months and six months ended June 25, 2004 include the aggregate dilutive effect of approximately 3.6 million shares and 3.4 million shares, respectively, for stock options and awards, the remaining 3 1/2% Convertible Senior Subordinated Notes and AMO stock options exchanged for VISX options.

Quest Vision Technology, Inc. (Quest)

In June 2005, the Company acquired Quest, an optical medical device research and development company, for approximately $2.5 million. Approximately $2.3 million of the purchase price was expensed as IPR&D in the three months ended June 24, 2005, as it represents the estimated fair value of projects that had not reached technological feasibility and had no alternative future use at the date of acquisition. The acquisition of Quest was not material to the historical consolidated financial position, results of operations or cash flows of the Company.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3: Composition of Certain Financial Statement Captions

The components of inventories were as follows:

(In thousands)	June 24, 2005	December 31, 2004
Finished goods, including consignment inventory of $14,065 and $9,107 in 2005 and 2004, respectively	$83,027	$69,928
Work in process	13,087	6,942
Raw materials	25,140	8,158

	$121,254	$85,028

The components of amortizable intangibles and goodwill were as follows:

Intangibles

	June 24, 2005		December 31, 2004
(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized Intangible Assets:
Licensing	$7,186	$(4,098)	$4,590	$(3,983)
Technology rights	396,816	(11,151)	136,165	(5,371)
Trademarks and patents	109,774	(1,456)	17,440	(946)
Customer relationships	24,800	(413)	—	—

	$538,576	$(17,118)	$158,195	$(10,300)

The intangible assets balance increased due to the acquired intangible assets as the result of the VISX Acquisition (see Note 2), net of the impact of foreign currency fluctuation. Amortization expense was $4.7 million and $7.6 million for the three and six months ended June 24, 2005, respectively, and immaterial in the three and six months ended June 25, 2004, respectively, and is recorded in selling, general and administrative in the accompanying unaudited condensed consolidated statements of operations. Amortization expense is expected to be $27.4 million in 2005, $38.0 million in 2006, $37.3 million in 2007 and 2008 and $36.5 million in 2009. Actual amortization expense may vary due to the impact of foreign currency fluctuations and finalization of the VISX purchase price allocation.

Goodwill

(In thousands)	June 24, 2005	December 31, 2004
Goodwill:
Americas	$656,429	$135,001
Europe/Africa/Middle East	79,636	103,360
Japan	106,475	120,709
Asia Pacific	32,280	32,280

	$874,820	$391,350

The change in goodwill is due to goodwill acquired in the VISX Acquisition (see Note 2) and foreign currency fluctuations.

Note 4: Debt and Interest Rate Swap Agreement

At June 24, 2005, an aggregate principal amount of $350.0 million of 2 1/2% convertible senior subordinated notes due July 15, 2024 (Notes), an aggregate principal amount of $5.6 million of 3 1/2% convertible senior subordinated notes due April 15, 2023 (Existing Notes), a balance of $105.0 million under the senior revolving credit facility and a balance of $149.5 million on the term loan were outstanding. The Notes may be converted, at the option of the holders, on or prior to the final maturity date under certain circumstances, none of which had occurred as of June 24, 2005. The Existing Notes are currently convertible at the option of the holders. Upon conversion of the Existing Notes, the Company has the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. Upon conversion of the Notes, the Company has irrevocably elected to satisfy in cash the conversion obligation with respect to the principal amount of the Notes, with any remaining amount of the conversion obligation to be satisfied in shares of common stock. As a result of this election, the Company also is required to satisfy in cash its obligations to repurchase any Notes that holders may put to the Company on January 15, 2010, July 15, 2014 and July 15, 2019.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

On April 14, 2005, the Company exchanged 160,695 shares of common stock for $3.0 million aggregate principal amount of the Existing Notes in a privately negotiated transaction. The exchange resulted in an increase of $3.5 million to common stock and paid-in capital. A non-cash charge of $0.5 million representing the fair value of shares issued as a premium was recorded through earnings as a component of “Other, net” in the accompanying unaudited condensed consolidated statements of operations.

In January 2005, the Company entered into an amendment to the senior credit facility to provide for an increase of $100.0 million in the revolving loan commitments and an additional $100.0 million in term loan commitments.

On May 27, 2005, the Company and certain of its subsidiaries, as guarantors thereunder, entered into an amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement, which provides for an increase by $100.0 million in the revolving loan commitments under the senior credit facility, which amounts were made available to AMO to finance in part AMO’s acquisition of VISX, Incorporated (“VISX”), and are available for working capital and other general corporate purposes subject to satisfaction of certain conditions; and which provides for termination of $100.0 million of existing term loan commitments. As a result of the termination of the existing term loan commitment, the Company wrote off debt issuance costs of approximately $1.9 million. The Amendment increased the revolving loan commitments to $300.0 million. The maturity of the senior credit facility remains unchanged at June 25, 2009.

On May 27, 2005, the Company borrowed approximately $200.0 million under senior revolving credit facility to fund the cash portion of the VISX Acquisition. In June 2005, the Company repaid approximately $123.0 million of revolver borrowings with acquired VISX cash.

At June 24, 2005, approximately $10.2 million of the senior revolving credit facility has been reserved to support letters of credit issued on the Company’s behalf, and the Company has approximately $184.8 million undrawn and available revolving loan commitments.

The $149.5 million term loan bears interest at current market rates plus a 2.00% margin (5.21% per annum at June 24, 2005). The $105.0 million of borrowings under the revolving credit facility bear interest at current market rates plus a margin based upon the Company’s ratio of debt to EBITDA, as defined (5.70% per annum at June 24, 2005). The incremental interest margin on borrowings under the revolving credit facility decreases as the Company’s ratio of debt to EBITDA decreases to specified levels. Under the senior credit facility, certain transactions may trigger mandatory prepayment of borrowings, if any. Such transactions may include equity or debt offerings, certain asset sales and extraordinary receipts. The Company pays a quarterly fee (2.00% per annum at June 24, 2005) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.50% per annum at June 24, 2005) on the average unused portion of the revolving credit facility.

The senior credit facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios. Certain covenants under the senior credit facility and the indentures relating to the Notes and the Existing Notes may limit the incurrence of additional indebtedness. The senior credit facility prohibits dividend payments. The Company was in compliance with these covenants at June 24, 2005.

As of June 24, 2005, the aggregate maturities of total long-term debt are as follows: $1.1 million in 2005; $1.5 million in 2006; $1.5 million in 2007; $73.1 million in 2008; $72.3 million in 2009; and $355.6 million after 2009. Revolving loan borrowings of $105.0 million have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheets.

On July 18, 2005, the Company completed a private offering of $150.0 million aggregate principal amount of its 1.375% convertible senior subordinated notes due July 1, 2025 (Senior Subordinated Notes). Interest on the Senior Subordinated Notes is payable on January 1 and July 1 of each year, commencing on January 1, 2006. The Senior Subordinated Notes are convertible into 21.0084 shares of AMO’s common stock for each $1,000 principal amount of the Senior Subordinated Notes (conversion price of approximately $47.60 per share), subject to adjustment. The Senior Subordinated Notes may be converted, at the option of the holders, into cash or under certain circumstances, cash and shares of AMO’s common stock at any time on or prior to the trading day preceding June 1, 2011, subject to prior redemption or repurchase only during the specified periods under the following circumstances:

•	during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Senior Subordinated Notes for each day of such measurement period was less than 103% of the conversion value, which equals the product of the closing sales price of AMO’s common stock and the conversion rate then in effect. This conversion feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance;

•	if a fundamental change occurs; or

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

•	upon the occurrence of specified corporate events.

On and after June 1, 2011, to (and including) the trading day preceding the maturity date, subject to prior redemption or repurchase, the Senior Subordinated Notes will be convertible into cash and, if applicable, shares of AMO’s common stock regardless of the foregoing circumstances.

The Company may redeem some or all of the Senior Subordinated Notes for cash, on or after July 6, 2011, for a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest, if any, to, but excluding the redemption date.

The Senior Subordinated Notes contain put options, which may require the Company to repurchase in cash all or a portion of the Senior Subordinated Notes on July 1, 2011, July 1, 2016, and July 1, 2021 at a repurchase price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest (as described below), if any, to, but excluding the repurchase date.

Beginning with the six-month interest period commencing July 1, 2011, holders of the Senior Subordinated Notes will receive contingent interest payments during any six-month interest period if the trading price of the Senior Subordinated Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the Senior Subordinated Notes. The contingent interest payable will equal 0.25% of the average trading price of $1,000 principal amount of the Senior Subordinated Notes during the five trading days immediately preceding the first day of the applicable six-month interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance.

On or prior to July 1, 2011, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the Senior Subordinated Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of AMO’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance.

On July 21, 2005, the Company paid off the balance of its term loan, including approximately $149.1 million of principal and approximately $1.2 million of accrued interest, using the net proceeds from the Senior Subordinated Notes and existing cash.

In July 2004, the Company entered into an interest rate swap agreement, which effectively converted the interest rate on $125.0 million of term loan borrowings from a floating rate to a fixed rate. This interest rate swap qualified as a cash flow hedge. In April 2005, the Company realized the value of the interest rate swap agreement. The Company received approximately $0.8 million and included the related net unrealized gain of approximately $0.5 million, which includes the accrued but unpaid net amount between the Company and the swap counterparty, as a component of accumulated other comprehensive loss.

Note 5: Related Party Transactions

Under a manufacturing agreement, Allergan, Inc. (Allergan) manufactured certain eye care products and VITRAX® viscoelastics for a period of up to three years from the date of the June 29, 2002 spin-off. The Company purchased these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. During the three and six months ended June 24, 2005 and June 25, 2004, the Company purchased $20.6 million and $24.1 million, respectively, and $40.7 and $43.5 million, respectively, of product from Allergan. On an annual basis, a pricing “true up” calculation is performed during the first calendar quarter. This “true up” calculation is based upon the actual volume of products shipped by Allergan to AMO during the preceding year versus the forecasted volume submitted by AMO that was used to calculate the invoiced prices. During the year, the Company periodically reviews the volume of purchases and accrues for estimated shortfalls, if any. In each of March 2005 and 2004, the Company made a payment of $0.2 million to Allergan based upon the “true up” calculations for the years ended December 31, 2004 and 2003, respectively. The manufacturing agreement with Allergan ended on June 30, 2005. The Company is currently finalizing the “true-up” amount for the six months ended June 30, 2005.

As of June 24, 2005, an interest-free relocation loan of $0.5 million, collateralized by real property, is due from the chief executive officer. This relocation loan is evidenced by a promissory note dated July 3, 2002, prior to the adoption of the Sarbanes-Oxley Act of 2002.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6: Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by adjusting weighted average outstanding shares, assuming the conversion of all potentially dilutive convertible securities, stock options and stock purchase plan awards. Due to the net loss, basic and diluted earnings per share are the same in each of the period presented.

The following represents a reconciliation from basic earnings per share to diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 24, 2005	June 25, 2004	June 24, 2005	June 25, 2004
Net loss	$(438,115)	$(112,541)	$(424,290)	$(107,794)

Basic and diluted shares outstanding	45,965	30,675	41,719	30,065

Net loss per share – basic and diluted	$(9.53)	$(3.67)	$(10.17)	$(3.59)

The three and six month periods ended June 24, 2005 exclude the aggregate dilutive effect of approximately 2.7 million shares, respectively, for stock options, stock purchase plan awards and the Existing Notes as the effect would be antidilutive. The three and six month periods ended June 25, 2004 exclude the aggregate dilutive effect of approximately 7.6 million shares and 8.0 million shares, respectively, for stock options, stock purchase plan awards and the Existing Notes as the effect would be antidilutive.

Note 7: Other Comprehensive Loss

The following table summarizes components of comprehensive loss (in thousands):

	Three Months Ended
	June 24, 2005			June 25, 2004
	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount
Unrealized loss on derivatives	$(563)	$192	$(371)	$—	$—	$—
Foreign currency translation adjustments	(42,977)		(42,977)	1,723	(651)	1,072

Net loss			(438,115)			(112,541)

Total comprehensive loss			$(481,463)			$(111,469)

	Six Months Ended
	June 24, 2005			June 25, 2004
	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount
Unrealized gain on derivatives	$454	$(151)	$303	$—	$—	$—
Foreign currency translation adjustments	(75,565)	—	(75,565)	(1,313)	442	(871)

Net loss			(424,290)			(107,794)

Total comprehensive loss			$(499,552)			$(108,665)

Note 8: Business Segment Information

The Company has organized its operations into four geographic operating segments or regions: the Americas, which is comprised of North and South America, Europe/Africa/Middle East, Japan and Asia Pacific (excluding Japan, but including Australia and New Zealand).

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 28.0% and 24.9% of total net sales for the three months ended June 24, 2005 and June 25, 2004, respectively, and 26.3% and 25.2% of total net sales for the six months ended June 24, 2005 and June 25, 2004, respectively. Additionally, sales in Japan represented 22.6% and 25.7% of total net sales for the three months ended June 24, 2005 and June 25, 2004, respectively, and 21.9% and 25.2% of total net sales for the six months ended June 24, 2005 and June 25, 2004, respectively. No other country, or single customer, generated over 10% of total net sales.

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

As a result of the VISX Acquisition, balances of identifiable assets in the Americas segment have increased significantly, mainly due to the intangible assets and goodwill acquired. Balances of identifiable assets attributable to other operating segments are materially consistent with December 31, 2004 balances.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Geographic Operating Segments

	Net Sales		Operating Income (Loss)
	Three Months Ended		Three Months Ended
(In thousands)	June 24, 2005	June 25, 2004	June 24, 2005	June 25, 2004
United States:
Ophthalmic surgical	$49,226	$28,778
Eye care	14,276	13,207

Total United States	63,502	41,985	$18,450	$14,272

Americas, excluding United States:
Ophthalmic surgical	7,500	4,435
Eye care	2,101	2,554

Total Americas, excluding United States	9,601	6,989	2,308	1,304

Europe/Africa/Middle East:
Ophthalmic surgical	52,015	33,623
Eye care	24,841	26,671

Total Europe/Africa/Middle East	76,856	60,294	24,927	21,252

Japan:
Ophthalmic surgical	20,356	12,079
Eye care	30,929	31,353

Total Japan	51,285	43,432	21,338	17,074

Asia Pacific:
Ophthalmic surgical	14,922	7,755
Eye care	10,926	8,286

Total Asia Pacific	25,848	16,041	6,210	3,759

Segments total:
Ophthalmic surgical	144,019	86,670
Eye care	83,073	82,071

Total segments	227,092	168,741	73,233	57,661
Manufacturing operations	—	—	15,923	522
Research and development	—	—	(13,948)	(10,196)
In-process research and development	—	—	(451,450)	—
Elimination of inter-company profit	—	—	(19,782)	(5,032)
General corporate	—	—	(27,356)	(25,368)

Total	$227,092	$168,741	($423,380)	$17,587

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Geographic Operating Segments (continued)

	Net Sales		Operating Income (Loss)
	Six Months Ended		Six Months Ended
(In thousands)	June 24, 2005	June 25, 2004	June 24, 2005	June 25, 2004
United States:
Ophthalmic surgical	$82,999	$55,334
Eye care	27,538	25,131

Total United States	110,537	80,465	$34,187	$23,140

Americas, excluding United States:
Ophthalmic surgical	13,457	8,940
Eye care	4,731	4,862

Total Americas, excluding United States	18,188	13,802	4,385	1,988

Europe/Africa/Middle East:
Ophthalmic surgical	102,269	65,055
Eye care	48,554	50,148

Total Europe/Africa/Middle East	150,823	115,203	51,031	32,987

Japan:
Ophthalmic surgical	37,281	21,282
Eye care	54,503	59,037

Total Japan	91,784	80,319	35,610	28,209

Asia Pacific:
Ophthalmic surgical	26,685	14,324
Eye care	21,593	14,935

Total Asia Pacific	48,278	29,259	11,586	5,014

Segments total:
Ophthalmic surgical	262,691	164,935
Eye care	156,919	154,113

Total segments	419,610	319,048	136,799	91,338
Manufacturing operations	—	—	34,936	1,256
Research and development	—	—	(26,300)	(19,213)
In-process research and development	—	—	(451,450)	—
Elimination of inter-company profit	—	—	(39,513)	(10,036)
General corporate	—	—	(51,938)	(35,279)

Total	$419,610	$319,048	($397,466)	$28,066

In each geographic segment, the Company markets products in two product lines: Ophthalmic Surgical and Eye Care. The Ophthalmic Surgical product line markets intraocular lenses, phacoemulsification equipment, viscoelastics, technologies and systems for laser vision correction of refractive vision disorders, and other products related to cataract and refractive surgery. The Eye Care product line markets cleaning, storage, disinfection and rewetting products for the consumer contact lens market, as well as contact lenses. The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for products in all geographic operating segments. There are no transfers between product lines.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Net Sales by Product Line

	Three Months Ended		Six Months Ended
(In thousands)	June 24, 2005	June 25, 2004	June 24, 2005	June 25, 2004
Ophthalmic Surgical	$144,019	$86,670	$262,691	$164,935
Eye Care	83,073	82,071	156,919	154,113

Total Net Sales	$227,092	$168,741	$419,610	$319,048

Note 9: Commitments and Contingencies

On December 3, 2003, the Company filed a complaint in the U.S. District Court for the District of Delaware against Alcon, Inc. and Alcon Laboratories, Inc. for infringement of U.S. Patent Nos. 5,700,240 (Barwick Patent) and 6,059,765 (Cole/Sutton Patent). The Company alleged that Alcon’s “Infiniti” and “Series 2000 Legacy” phacoemulsification machines infringe the patents. The Company is seeking damages and a permanent injunction. The trial of this matter began on April 25, 2005 and concluded on May 6, 2005. The jury found both of AMO’s patents to be valid and infringed by Alcon, and awarded AMO $94.8 million in damages. The jury further found that Alcon had willfully infringed both of AMO’s patents. Based upon this finding of willfulness, the Court may, in its discretion, enhance the jury damages awarded by up to treble the amount of the jury award. On June 21, 2005, a bench trial was conducted by the Court to determine if the Company had sufficiently marked the Company’s equipment with the patent numbers and to determine if Alcon had waived any argument relating thereto. The Court could reduce the jury damages as a result of this bench trial. The Company has requested that a permanent injunction be issued against Alcon with respect to these patents. Alcon has requested a stay of any injunction granted by the Court pending its appeal of the jury findings and award.

On January 28, 2004, Alcon Manufacturing, Ltd. filed a complaint against AMO and Allergan, Inc. in the U.S. District Court for the Northern District of Texas, Fort Worth Division, for infringement of U.S. Patent Nos. 4,832,685 and 4,935,005 (Haines Patents). Alcon alleged that AMO’s Prestige and Sovereign phacoemulsification systems and replacement cassettes infringe the patents. Alcon is seeking damages and a permanent injunction. At Alcon’s request, the case has been stayed in Texas while the parties seek re-examination by the U.S.P.T.O. on the Haines Patents in light of another patent the Company alleges invalidates the Haines Patents.

On January 4, 2005, Dr. James Nielsen filed a complaint against the Company and Allergan, Inc. in the U.S. District Court of the Northern District of Texas, Dallas Division, for infringement of U.S. Patent No. 5,158,572. Dr. Nielsen alleges that the Company’s Array multifocal intraocular lens infringes the patent. He is seeking damages and a permanent injunction. The Company believes the claim is without merit.

On or about November 12, 2004, two putative class action lawsuits were filed in the Superior Court of the State of California, County of Santa Clara, against VISX and the VISX board of directors. The cases were captioned William Kinchy vs. VISX, Incorporated, et al., Case No. 104CV030447 and Douglas Shearer vs. VISX, Incorporated, et al., Case No. 104CV030452. On January 27, 2005, the court ordered the two cases consolidated under the Kinchy case. On January 28, 2005, William Kinchy filed an amended complaint that alleges, among other things, that the VISX board of directors and certain executive officers breached their fiduciary duties of loyalty and due care by approving the merger agreement and the merger contemplated by the merger agreement without undertaking sufficient efforts to obtain the best offer possible for stockholders. The complaint further alleges that the consideration to be paid in the merger is unfair and inadequate, and that the defendants breached their fiduciary duties to care, loyalty and candor to VISX from consummating the merger and rights of rescission against the merger and any of the terms of the merger agreement, as well as attorneys’ fees and costs. On March 14, 2005, VISX reached an agreement in principle with plaintiff’s counsel pursuant to which plaintiff will release the defendants, as well as AMO and certain VISX agents and affiliates, from all claims that have been brought or could have been brought under the state or federal law arising out of or relating to the merger. The settlement agreement remains subject to approval by the Superior Court of the State of California for the County of Santa Clara. Under the agreement in principle, VISX agreed to make certain additional disclosures that were included in the joint proxy statement/prospectus. In addition, VISX agreed that it will not oppose a fee application by plaintiff’s counsel of up to $500,000.

While the Company is involved from time to time in litigation arising in the ordinary course of business, including product liability claims, the Company is not currently aware of any other actions against AMO or Allergan relating to the optical medical device

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Note 10: Pension Benefit Plans

The Company sponsors defined benefit pension plans in Japan and in certain European countries. Components of net periodic benefit cost under these plans were (in thousands):

	Three Months Ended		Six Months Ended
	June 24, 2005	June 25, 2004	June 24, 2005	June 25, 2004
Service cost	$491	$445	$983	$902
Interest cost	128	114	256	231
Expected return on plan assets	(55)	(49)	(111)	(99)
Amortization of transition amount	—	1	—	2
Amortization of prior service cost	17	15	34	31
Recognized net actuarial loss	—	9	—	18

Net periodic benefit cost	$581	$535	$1,162	$1,085

ADVANCED MEDICAL OPTICS, INC.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE QUARTER ENDED JUNE 24, 2005

The following discussion and analysis presents the factors that had a material effect on AMO’s cash flows and results of operations during the three and six months ended June 24, 2005, and the Company’s financial position at that date. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Certain Factors and Trends Affecting AMO and Its Businesses.” The following discussion should be read in conjunction with the 2004 Form 10-K and the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

OVERVIEW

We are a global leader in the development, manufacture and marketing of medical devices for the eye and contact lens care products. Our products in the ophthalmic surgical market include intraocular lenses, phacoemulsification systems, viscoelastics and surgical packs used in cataract surgery, and microkeratomes used in refractive surgery. Our eye care products include disinfecting solutions to destroy harmful microorganisms in and on the surface of contact lenses, daily cleaners to remove undesirable film and deposits from contact lenses, enzymatic cleaners to remove protein deposits from contact lenses and lens rewetting drops to provide added wearing comfort. Our eye care products also include contact lenses. On May 27, 2005, we completed our acquisition of VISX, Incorporated. As a result, we became a leader in the design and development of proprietary technologies and systems for laser vision correction of refractive vision disorders.

We have operations in approximately 20 countries, sell our products in approximately 60 countries and have organized our operations into four regions:

•	Americas (North and South America);

•	Europe, Africa and Middle East;

•	Japan; and

•	Asia Pacific (excluding Japan, but including Australia and New Zealand).

Acquisition of VISX, Incorporated

On May 27, 2005, pursuant to the Agreement and Plan of Merger (Merger Agreement), dated as of November 9, 2004, as amended, by and among AMO, Vault Merger Corporation, a wholly owned subsidiary of AMO, and VISX, Incorporated (VISX), we completed our acquisition of VISX, for a total consideration of approximately $1.38 billion, consisting of approximately 27.8 million shares of AMO common stock, the fair value of VISX stock options converted to AMO stock options and approximately $176.2 million in cash (VISX Acquisition). VISX products include the VISX STAR Excimer Laser System, the VISX WaveScan System and VISX treatment cards.

The VISX Acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed were recorded at the date of acquisition, at their respective fair values. Our reported financial position and results of operations after May 27, 2005 reflect these values. The impact of purchase accounting resulted in a non-cash in-process research and development charge of $449.2 million. During the quarter, we also incurred other acquisition and integration related charges of approximately $4.4 million.

Acquisition of Pfizer Inc. Surgical Ophthalmic Business

On June 26, 2004, we completed the acquisition of the Pfizer Inc. surgical ophthalmic business for $450.0 million in cash (Pfizer Acquisition). We acquired ophthalmic surgical products and certain manufacturing and research and development facilities located in Uppsala, Sweden, Groningen, Netherlands and Bangalore, India. The products acquired include the Healon line of viscoelastic products used in ocular surgery, the CeeOn and Tecnis intraocular lenses and the Baerveldt glaucoma shunt. The Pfizer Acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed were recorded at the date of acquisition, at their respective fair values. Our reported financial position and results of operations after June 26, 2004 reflect these values.

Purchases from Allergan

Under a manufacturing agreement, Allergan, Inc. (Allergan) manufactured certain eye care products and VITRAX® viscoelastics for a period of up to three years from the date of the June 29, 2002 spin-off. We purchased these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. During the three and six months ended June 24, 2005 and June 25, 2004, we purchased $20.6 million and $24.1 million, respectively, and $40.7 million and $43.5 million, respectively, of product from Allergan. On an annual basis, a pricing “true up” calculation is performed during the first calendar quarter. This “true up” calculation is based upon the actual volume of products shipped by Allergan to us during the preceding year versus the forecasted volume submitted by us that was used to calculate the invoiced prices. During the year, we periodically review the volume of purchases and accrue for estimated shortfalls, if any. In each of March 2005 and 2004, we made a payment of $0.2 million to Allergan based upon the “true up” calculations for the years ended December 31, 2004 and 2003, respectively. The manufacturing agreement with Allergan ended on June 30, 2005. We are currently finalizing the “true-up” amount for the six months ended June 30, 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition and Accounts Receivable

Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured. We record revenue from product sales when title and risk of ownership has been transferred to the customer, which is typically upon delivery to the customer, with the exception of intraocular lenses distributed on a consignment basis, which is upon notification of implantation in a patient. We recognize license fees and revenues from the sale of treatment cards to direct customers when we ship the treatment cards as we have no continuing obligations or involvement subsequent to shipment.

Some customers finance the purchase or rental of their VISX equipment over periods ranging from one to three years directly from us. These financing agreements are classified as either rental or operating leases or sales type leases as prescribed by Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” Under sales type leases, system revenues are recognized based on the net present value of the expected cash flow after installation to direct customers in the United States and Japan or after shipment to international distributors. Under rental or operating lease arrangements, rental revenue is recognized over the term of the agreement.

We generally permit returns of product if such product is returned in a timely matter, in good condition, and through the normal channels of distribution. However, we do not accept returns of treatment cards and we do not provide rights of return or exchange, price protection or stock rotation rights to any of our VISX product distributors. Return policies in certain international markets can be more stringent and are based on the terms of contractual agreements with the customers. Allowances for returns are provided for based upon an analysis of our historical patterns of returns matched against the sales from which they originated. To date, historical product returns have been within our estimates.

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

Under the 2005 Incentive Compensation Plan as approved in the special meeting of stockholders on May 26, 2005, during the three months ended June 24, 2005, the Company granted restricted stock to employees and members of the board of directors. Restricted stock awards are valued based on the market price of a share of non-restricted stock on the grant date and compensation expense is recognized over the vesting period of the restricted stock.

RESULTS OF OPERATIONS

Net sales. The following table compares net sales by geographic region and major product line for the three and six month periods ended June 24, 2005 and June 25, 2004:

	Three Months Ended		Six Months Ended
	June 24, 2005	June 25, 2004	June 24, 2005	June 25, 2004
	(in thousands)		(in thousands)
United States:
Ophthalmic surgical	$49,226	$28,778	$82,999	$55,334
Eye care	14,276	13,207	27,538	25,131

Total United States	63,502	41,985	110,537	80,465

Americas, excluding United States:
Ophthalmic surgical	7,500	4,435	13,457	8,940
Eye care	2,101	2,554	4,731	4,862

Total Americas, excluding United States	9,601	6,989	18,188	13,802

Europe/Africa/Middle East:
Ophthalmic surgical	52,015	33,623	102,269	65,055
Eye care	24,841	26,671	48,554	50,148

Total Europe/Africa/Middle East	76,856	60,294	150,823	115,203

Japan:
Ophthalmic surgical	20,356	12,079	37,281	21,282
Eye care	30,929	31,353	54,503	59,037

Total Japan	51,285	43,432	91,784	80,319

Asia Pacific:
Ophthalmic surgical	14,922	7,755	26,685	14,324
Eye care	10,926	8,286	21,593	14,935

Total Asia Pacific	25,848	16,041	48,278	29,259

Total net sales:
Ophthalmic surgical	144,019	86,670	262,691	164,935
Eye care	83,073	82,071	156,919	154,113

Total net sales	$227,092	$168,741	$419,610	$319,048

U.S.	28.0%	24.9%	26.3%	25.2%
International (excluding U.S.)	72.0%	75.1%	73.7%	74.8%

We have organized our operations into four regions: the Americas, which is comprised of North and South America, Europe/Africa/Middle East, Japan and Asia Pacific.

Net sales increased by $58.4 million, or 34.6%, to $227.1 million in the three months ended June 24, 2005 from $168.7 million in the three months ended June 25, 2004, respectively. Net sales increased by $100.6 million, or 31.5% to $419.6 million in the six months ended June 24, 2005 from $319.0 million in the six months ended June 25, 2004, respectively. The increase in net sales was primarily the result of sales of products acquired in the VISX and Pfizer Acquisitions, favorable foreign currency changes and increased sales of our branded promoted products, including the acquired brands, partially offset by declines in our older non-promoted products. Net sales of acquired products approximated $59.7 million and $100.2 million in the three and six months ended June 24, 2005, respectively. Foreign currency fluctuations, particularly related to the Japanese yen and the euro, increased sales by $4.9 million, or 2.9% and $10.5 million, or 3.3% for the three and six months ended June 24, 2005, respectively, as compared to average rates in effect in 2004. Our sales and earnings may be negatively impacted during times of a strengthening U.S. dollar.

The U.S. information is presented separately as it is our headquarters country, and U.S. sales represented 28.0% and 24.9% of total net sales in the three months ended June 24, 2005 and June 25, 2004, respectively, and 26.3% and 25.2% of total net sales in the six months ended June 24, 2005 and June 25, 2004, respectively. Additionally, sales in Japan represented 22.6% and 25.7% of total net sales in the three months ended June 24, 2005 and June 25, 2004, respectively, and 21.9% and 25.2% of total net sales in the six months ended June 24, 2005 and June 25, 2004. No other country, or any single customer, generated over 10% of total net sales in the periods.

Net sales in the Americas, including the United States, increased $24.1 million and $34.5 million in the three and six months ended June 24, 2005, respectively, compared with the same periods last year and such increases were comprised of a $23.5 million and $32.2 million increase in sales of ophthalmic surgical products, respectively, and a $0.6 million and $2.3 million increase in sales of eye care products, respectively. Net sales in the Americas include the favorable impact of foreign currency fluctuations of $0.6 million and $1.2 million for the three and six months ended June 24, 2005, respectively. The increase in sales of ophthalmic surgical products for the three and six months ended June 24, 2005 includes $24.8 million and $35.7 million, respectively, in sales of acquired products, including the Healon family of viscoelastics, Tecnis intraocular lenses, and VISX products, partially offset by a decrease in sales of phacoemulsification products. The increase in sales of eye care products was primarily due to an increase in sales of Complete branded products.

Net sales in Europe/Africa/Middle East increased $16.6 million and $35.6 million in the three and six months ended June 24, 2005, respectively, compared with the same periods last year and such increases were comprised of a $18.4 million and $37.2 million increase in sales of ophthalmic surgical products, respectively, partially offset by a $1.8 million and $1.6 million decrease in sales of eye care products, respectively. Net sales in Europe/Africa/Middle East include the favorable impact of foreign currency fluctuations of $2.8 million and $6.3 million for the three and six months ended June 24, 2005, respectively, primarily due to the strengthening of the euro versus the U.S. dollar. The increase in sales of ophthalmic surgical products for the three and six months ended June 24, 2005 includes $20.8 million and $39.2 million, respectively, in sales of acquired products, including the Healon family of viscoelastics and Tecnis and CeeOn intraocular lenses. The decrease in sales of eye care products was primarily due to a decrease in sales of hydrogen peroxide-based products due to the overall market decline as the migration to single-bottle cleaning regimens continues.

Net sales in Japan increased $7.9 million and $11.5 million in the three and six months ended June 24, 2005, respectively, compared with the same periods last year and such increases were comprised of a $8.3 million and $16.0 million increase in sales of ophthalmic surgical products, respectively, partially offset by a $0.4 million and $4.5 million decrease in sales of eye care products, respectively. Net sales in Japan include the favorable impact of foreign currency fluctuations of $0.8 million and $2.1 million for the three and six months ended June 24, 2005, respectively, resulting from the strengthening of the Japanese yen versus the U.S. dollar. The increase in sales of ophthalmic surgical products includes $9.1 million and $17.0 million in sales of acquired products for the three and six months ended June 24, 2005, respectively, including the Healon family of viscoelastics, partially offset by decreased sales of our older intraocular lenses. The decrease in sales of eye care products was primarily due to a decrease in sales of multipurpose products and hydrogen peroxide-based products due to market penetration of lower-priced competitor products.

Net sales in Asia Pacific increased $9.8 million and $19.0 million in the three and six months ended June 24, 2005, respectively, compared with the same periods last year and such increases were comprised of a $7.2 million and $12.4 million increase in sales of ophthalmic surgical products, respectively, and a $2.6 million and $6.7 million increase in sales of eye care products, respectively. Net sales in Asia Pacific include the favorable impact of foreign currency fluctuations of $0.7 million and $0.9 million for the three and six months ended June 24, 2005, respectively. The increase in sales of ophthalmic surgical products for the three and six months ended June 24, 2005 includes $5.0 million and $8.3 million in sales of acquired products, respectively, including the Healon family of viscoelastics and Tecnis and CeeOn intraocular lenses, and increased sales of the Sensar intraocular lens and phacoemulsification products. The increase in sales of eye care products was primarily due to an increase in sales of Complete branded products and hydrogen peroxide-based products.

Global sales of our ophthalmic surgical products increased $57.3 million, or 66.2%, and increased $97.8 million, or 59.3%, in the three and six months ended June 24, 2005, respectively, compared with the same periods last year. Sales of our ophthalmic surgical products increased primarily due to sales of acquired Pfizer products of $46.3 million and acquired VISX products of $13.4 million for the three months ended June 24, 2005, and sales of acquired Pfizer products of $86.9 million and acquired VISX products of $13.4 million in the six months ended June 24, 2005, including the Healon family of viscoelastics, the Tecnis and CeeOn intraocular lenses, Baerveldt glaucoma shunts, VISX STAR systems, treatment cards, and favorable currency changes. Foreign currency fluctuations in the three and six months ended June 24, 2005 increased international ophthalmic surgical sales by $3.2 million, or 3.7%, and $6.4 million, or 3.9%, respectively, as compared to average rates in effect in the three and six months ended June 25, 2004. Ophthalmic surgical product sales were negatively impacted by decreased sales of non-promoted older-technology intraocular lenses and non-promoted viscoelastics. We believe that global sales of ophthalmic surgical products will continue to grow due to sales of acquired products, including the Healon family of viscoelastics, the Tecnis intraocular lens, the Baerveldt glaucoma shunt, the VISX STAR systems and treatment cards, and increased sales of our Sensar and ReZoom intraocular lens. We expect the growth to be partially offset by decreased sales of our older intraocular lenses as we continue our strategy of promoting our higher-technology intraocular lenses, Tecnis, Sensar and ReZoom.

Global sales of our eye care products increased $1.0 million, or 1.2%, and increased $2.8 million, or 1.8%, in the three and six months ended June 24, 2005, respectively, compared with the same periods last year. Sales of our eye care products increased primarily due to increased sales of Complete branded products and favorable currency changes partially offset by decreased sales of hydrogen peroxide-based products, principally in Europe and Japan, where the migration to single-bottle cleaning regimens continues. Foreign currency fluctuations in the three and six months ended June 24, 2005 increased international eye care sales by $1.7 million, or 2.1%, and $4.1 million, or 2.6%, as compared to average rates in effect in the three and six months ended June 25, 2004, respectively. In the future, we expect global sales of our eye care products will grow due to increased sales of our Complete branded products and continued sales growth in Asia Pacific, partially offset by decreased eye care sales in Europe and Japan.

Gross margin. Our gross margin percentage decreased as a percent of net sales by 0.6 percentage points to 61.5% in the three months ended June 24, 2005 from 62.1% in the three months ended June 25, 2004. Our gross margin percentage increased as a percent of net sales by 1.2 percentage points to 62.4% in the six months ended June 24, 2005, from 61.2% in the six months ended June 25, 2004. Gross profit for the three and six months ended June 24, 2005 was negatively impacted by approximately $1.9 million, or 0.8 percentage points and 0.5 percentage points, respectively, related to acquisition/integration related costs. Excluding the impact of these acquisition/integration related costs, gross margins as a percent of sales increased primarily due to sales growth in the higher margin Complete branded line of eye care products and sales of the Healon family of viscoelastics. In addition, the six-month 2004 period was negatively impacted by pre-production costs incurred at our manufacturing facility in Madrid, Spain, as well as expansion of our manufacturing facility in Hangzhou, China. In 2005, we expect our gross margin percentage to be favorably impacted due to sales of products acquired from VISX and as we fully transition manufacturing of our eye care products from Allergan and continue to shift our sales mix to higher margin products, including the Healon family of viscoelastics and the Tecnis and Sensar intraocular lenses.

Selling, general and administrative. Selling, general and administrative expenses decreased as a percent of net sales by 2.6 percentage points to 43.0%, and by 3.2 percentage points to 43.2%, in the three and six months ended June 24, 2005, respectively, from 45.6% and 46.4% in the three and six months ended June 25, 2004, respectively. Selling, general and administrative expenses for the three and six months ended June 24, 2005 include approximately $2.8 million in acquisition and integration-related charges. In addition, the three and six months ended June 25, 2004 include a $1.4 million charge for an increase to our allowance for doubtful accounts as a result of the termination of a distributor contract in Europe and the likely uncollectibility of amounts due from this former distributor. The decrease in selling, general and administrative expenses as a percent of net sales was primarily due to the higher net sales associated with the VISX and Pfizer Acquisitions and our promoted products and continued leveraging of our cost structure. As a result of the acquisition of VISX, we may incur significant costs as we integrate VISX into our existing domestic and international operations.

Research and development. Research and development expenditures increased as a percent of net sales by 0.1 percentage points to 6.1%, and by 0.3 percentage points to 6.3%, in the three and six months ended June 24, 2005, respectively, compared with the same periods last year. The increase in research and development expenditures as a percentage of net sales was primarily the result of an increase in spending for research efforts in the ophthalmic surgical business. In 2005, we brought to market the ReZoom intraocular lens in the U.S. and expect to launch several new eye care products in Japan, among other new products.

In-process research and development. In the three and six months ended June 24, 2005, we recorded a $451.5 million in-process research and development charge primarily comprised of a $449.2 million charge resulting from the VISX Acquisition. This charge represents the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use.

Non-operating expense. Interest expense was $8.9 million and $14.7 million in the three and six months ended June 24, 2005, respectively, compared to $7.2 million and $11.0 million in the three and six months ended June 25, 2004, respectively. The increased interest expense was primarily due to a higher debt balance as a result of the VISX and Pfizer Acquisitions and a higher weighted average interest rate. Interest expense in the three and six months ended June 24, 2005 include a pro-rata write-off of debt issuance costs of $1.9 million ($1.1 million, net of tax). Interest expense in the three and six months ended June 25, 2004 includes aggregate costs of $3.6 million ($2.2 million, net of tax) comprised of the pro-rata write-off of debt issuance costs and one-time commitment fee of $6.1 million, write-off of original issue discount of $0.7 million and recognition of net realized gains on interest rate swaps of $3.2 million associated with the prepayment of the Japan term loan in June 2004, the consummation of the June 2004 tender offer for $70.0 million aggregate principal amount of 9 1/4% senior subordinated notes and the exchange of $108.6 million aggregate principal amount of 3 1/2% convertible senior subordinated notes for common stock and cash in June 2004. We expect interest expense to be higher in 2005 as compared to 2004 due to the additional debt incurred to finance the Pfizer Acquisition as well as the additional $200.0 million of debt incurred to fund certain transaction fees and the cash consideration portion of the VISX Acquisition.

We recorded an unrealized gain on derivative instruments of $0.5 million and $1.0 in the three and six months ended June 24, 2005, respectively, compared to an unrealized gain of $0.3 million and $0.5 million in the three and six months ended June 25, 2004, respectively. We record as “unrealized gain/loss on derivative instruments” the mark to market adjustments on the outstanding foreign currency options which we enter into as part of our overall risk management strategy to reduce the volatility of expected earnings in currencies other than the U.S. dollar.

The loss due to exchange of 3 1/2% convertible senior subordinated notes of $111.8 million recorded in the three and six months ended June 25, 2004 is comprised of a non-cash charge of $107.2 million ($107.2 million, net of tax) and a cash charge of $4.6 million ($4.6 million, net of tax). We exchanged approximately 5.8 million shares of common stock and $4.6 million in cash for approximately $108.6 million in aggregate principal amount of these notes and because these notes were not convertible into equity at such time, the related non-cash and cash charges were recorded.

Other non-operating expense in the three and six months ended June 25, 2004 includes a charge of $10.8 million ($6.5 million, net of tax) for the premium paid for the repurchase of 9 1/4% senior subordinated notes .

Income taxes. The effective tax rate for the three and six months ended June 24, 2005 was (1.7%) and (3.5%), respectively, compared to the effective tax rate of 0.4% and (2.1%) for the three and six months ended June 25, 2004, respectively. Loss before income taxes for the three and six months ended June 24, 2005 included an in-process research and development charge of $451.5 million and a non-cash charge of $0.5 million related to the exchange of 3 1/2% convertible senior subordinated notes, for which no tax benefit was provided on these items. We have provided a tax provision at 34% on the remaining income. Loss before income taxes for the three and six months ended June 25, 2004 included a non-cash charge of $107.2 million and a cash charge of $4.6 million related to the exchange of 3 1/2% convertible senior subordinated note, for which no tax benefit was provided on these items. We provided a tax provision at 35% on the remaining income. The lower rate in 2005 reflects continuing implementation of our long-term tax strategies. Our future effective income tax rate may vary depending on our mix of domestic and international taxable income or loss and the various tax and treasury methodologies that we implement, including our policy regarding repatriation of future accumulated foreign earnings.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms. As of June 24, 2005, we had cash and equivalents of $49.4 million.

Historically, we have generated cash from operations in excess of working capital requirements, and we expect to do so in the future. The net cash used in operating activities was $9.4 million and $4.7 million in the six months ended June 24, 2005 and June 25, 2004, respectively. Operating cash flow decreased in the six months ended June 24, 2005, compared to the six months ended June 25, 2004 primarily due to an increase in inventories and a decrease in accrued expenses and other liabilities. The increase in inventories is primarily due to a build up of “bridging” stock as we prepare for the transition of eye care manufacturing from Allergan. The decrease in accrued expenses and other liabilities is primarily due to payments of merger related transaction costs incurred by VISX, severance payments, the payment of annual bonuses, and the first interest payment on the 2 1/2% convertible senior subordinated notes. Additionally, in February 2004, we received approximately $4.7 million from Allergan. This payment ended a dispute between us and Allergan regarding the ownership of a certain value added tax receivable due from France.

Net cash used in investing activities was $56.8 million and $460.3 million in the six months ended June 24, 2005 and June 25, 2004, respectively. Expenditures in the six months ended June 24, 2005 include approximately $176.2 million of cash payment to VISX stockholders as part of the consideration of VISX Acquisition, net of acquired VISX cash and cash equivalents of approximately $156.8 million, approximately $15.8 million of cash payment of VISX Acquisition related transaction cost and a $1.7 million of net cash payment to Quest stockholders. Expenditures in the six months ended June 25, 2004 include a $450.0 million advance to Pfizer Inc. in connection with the Pfizer Acquisition, which was completed on June 26, 2004. Expenditures for property, plant and equipment totaled $7.6 million and $6.8 million in the six months ended June 24, 2005 and June 25, 2004, respectively. Expenditures in the six months ended June 24, 2005 are primarily comprised of expansion and remodeling of our leased headquarters, expenditures at the acquired manufacturing facilities and computer replacements. Expenditures in the six months ended June 25, 2004 are primarily comprised of expansion of our manufacturing facilities and construction of research and development facilities at our leased headquarters. We expect to incur significant capital expenditures with respect to the Uppsala, Sweden manufacturing facility during the next two years in order to separate the facility from existing Pfizer operations. Expenditures for demonstration (demo) and bundled equipment, primarily phacoemulsification and microkeratome surgical equipment, were $5.4 million and $3.3 million in the six months ended June 24, 2005 and June 25, 2004, respectively. We maintain demo and bundled equipment to facilitate future sales of similar equipment and related products to our customers. Expenditures for capitalized internal-use software were $7.1 million in the six months ended June 24, 2005, which are primarily comprised of a company wide system upgrade as part of the overall expansion of our business. Expenditures for capitalized internal-use software were $0.2 million in the six months ended June 25, 2004. We capitalize internal-use software cost after technical feasibility has been established. In 2005, we expect to invest approximately $65.0 million to $70.0 million in property, plant and equipment, demo and bundled equipment, and capitalized software as part of the overall expansion of our business.

Net cash provided by financing activities was $68.5 million in the six months ended June 24, 2005, which was comprised of $105.0 million of borrowings under the senior revolving credit facility, $10.2 million of proceeds from the sale of stock to employees and $0.8 million proceeds received after settling an interest rate swap agreement, reduced by $44.5 million of long term debt repayments and $3.0 million of financing related costs. Net cash provided by financing activities was $494.7 million in the six months ended June 25, 2004, which was primarily comprised of $350.0 million of proceeds from the issuance of 2  1/2% convertible senior subordinated notes and a $250.0 term loan partially offset by repayment of debt of $93.2 million and financing related costs of $15.8 million.

In January 2005, we entered into an amendment to the senior credit facility to provide for an increase of $100.0 million in the revolving loan commitments and an additional $100.0 million in term loan commitments.

On May 27, 2005, we and certain of our subsidiaries, as guarantors thereunder, entered into an amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement, which provides for an increase by $100.0 million in the revolving loan commitments under the senior credit facility, which amounts were made available to us to finance in part our previously announced acquisition of VISX, Incorporated (“VISX”), and are available for working capital and other general corporate purposes subject to satisfaction of certain conditions; and which provides for termination of $100.0 million of existing term loan commitments. As a result of the termination of the existing term loan commitment, we wrote off debt issuance costs of approximately $1.9 million. The Amendment increased the revolving loan commitments to $300.0 million. The maturity of the senior credit facility remains unchanged at June 25, 2009.

On May 27, 2005, we borrowed approximately $200.0 million under the senior revolving credit facility pursuant to the Credit Agreement, as amended. In June 2005, we repaid approximately $123.0 million of revolver borrowings with acquired VISX cash.

At June 24, 2005, approximately $10.2 million of the senior revolving credit facility has been reserved to support letters of credit issued on our behalf, and we have approximately $184.8 million undrawn and available revolving loan commitments.

On July 18, 2005, we completed a private offering of $150.0 million aggregate principal amount of 1.375% convertible senior subordinated notes due 2025 (see Note 4, “Debt and Interest Rate Swap Agreement”).

On July 21, 2005, we paid off the balance of our term loan, including approximately $149.1 million of principal and approximately $1.2 million of accrued interest, using the net proceeds from 1.375% convertible senior subordinated notes and existing cash.

The senior credit facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and interest coverage ratios. Certain covenants under the senior credit facility and the indenture relating to the senior subordinated notes also limit the incurrence of additional indebtedness. The senior credit facility prohibits cash dividend payments. We were in compliance with these covenants at June 24, 2005.

On April 14, 2005, we exchanged 160,695 shares of common stock for $3.0 million aggregate principal amount of 3 1/2% convertible senior subordinated notes in a privately negotiated transaction. The exchange resulted in an increase of $3.5 million to common stock and paid-in capital. A non-cash charge of $0.5 million representing the fair value of shares issued as a premium was recorded.

Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from some of our non-U.S. subsidiaries may result in additional tax costs. However, these cash balances are generally available without legal restriction to fund ordinary business operations.

We believe that the net cash provided by our operating activities, supplemented as necessary with borrowings available under our revolving credit facility and existing cash and equivalents, will provide sufficient resources to fund the expected 2005 capital expenditures, and to meet our working capital requirements, debt service and other cash needs over the next year.

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

Foreign currency fluctuations. Approximately 74% of our revenues for the six months ended June 24, 2005 were derived from operations outside the United States and a significant portion of our cost structure is denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

The impact of foreign currency fluctuations on sales was a $4.9 million and a $10.5 million increase for the three and six months ended June 24, 2005, respectively, and a $7.7 million and a $19.7 million increase for the three and six months ended June 25, 2004, respectively. The sales increases were due primarily to a strengthening of the Japanese yen and the euro versus the U.S. dollar.

Contractual obligations. The following represents a list of our material contractual obligations and commitments as of June 24, 2005:

	Payments Due by Year
(In millions)	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt (a)	$1.1	$1.5	$1.5	$73.1	$72.3	$355.6	$505.1
Cash commitments for interest payments	8.5	12.4	11.0	11.0	11.0	162.0	215.9
Operating lease obligation	8.5	12.5	9.3	5.6	4.0	22.8	62.7
IT services	2.7	5.2	4.7	—	—	—	12.6
Other purchase obligations, primarily purchases of inventory and capital equipment	61.8	4.2	0.3	0.1	—	—	66.4

(a).	excludes short-term borrowings of $105.0 million.

NEW ACCOUNTING STANDARDS

In November 2004, Statement of Financial Accounting Standards No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4” (SFAS No. 151), was issued. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

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

On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. We are currently evaluating the impact that SAB 107 will have on our financial position and results of operations when we adopt it in fiscal 2006.

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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FAS No. 109-2). The AJCA introduces an elected limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision.

The range of reasonably possible amounts being considered by the Company for repatriation as a result of the repatriation provision and the related potential range of income tax benefit of such repatriation are up to $61 million and up to $4.8 million, respectively. If the Company ultimately elects to repatriate foreign earnings under this provision, the Company may recognize a tax benefit as the Company provides taxes on foreign earnings currently and the AJCA, if elected, would reduce the tax expense on foreign earnings eligible for the election. We expect to finalize our assessment by the end of the fiscal third quarter 2005.

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2006. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESS

Our disclosure and analysis in this report contain forward-looking information about our company’s financial results and estimates, business prospects and future products that involve substantial risks and uncertainties. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, financial results, and the expected results and benefits of our acquisition of VISX, Incorporated. Among the factors that could cause actual results to differ materially are the following:

•	Uncertainties associated with the research and development and regulatory processes;

•	Our ability to make and integrate acquisitions or enter into strategic alliances;

•	Exposure to risks associated with doing business outside of the United States, where we conduct a significant amount of our sales and operations;

•	Foreign currency risks and fluctuation in interest rates;

•	Our ability to introduce new commercially successful products in a timely manner;

•	Our ability to maintain a sufficient and timely supply of products we manufacture;

•	Our reliance on sole source suppliers for raw materials and other products;

•	Intense competition from companies with substantially more resources and a greater marketing scale;

•	Risks and expenses associated with our ability to protect our intellectual property rights;

•	Risks and expenses associated with intellectual property litigation and infringement claims;

•	Unexpected losses due to product liability claims, product recalls or corrections, or other litigation;

•	Our ability to maintain our relationships with health care providers;

•	Risks, uncertainties and delays associated with extensive government regulation of our business, including risks associated with regulatory compliance, quality systems standards, and complaint-handling;

•	Our ability to attract, hire and retain qualified personnel;

•	Risks associated with indemnification obligations and potential tax liabilities associated with our spin-off from Allergan;

•	Our significant debt, which contains covenants limiting our business activities;

•	The impact of the change in the accounting treatment of stock options upon the adoption of SFAS No. 123R or other significant changes to generally accepted accounting principles;

•	Risks associated with our ability to successfully integrate VISX and realize the benefits of the combined company;

•	Changes in market acceptance of laser vision correction;

•	The possibility of long-term side effects and adverse publicity regarding laser correction surgery;

•	The effect of weak or uncertain general economic conditions on the ability of individuals to afford laser vision correction;

•	Reliance on a small number of customers for a significant portion of our laser vision correction revenues; and

•	Fluctuations in foreign currency exchange rates and interest rates.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the 2004 fiscal year and our Form 8-K filed on July 13, 2005 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1 of the Form 10-K under the heading “Certain Factors and Trends Affecting AMO and Its Businesses” and in the Supplemental Information filed with the Form 8-K. We incorporate that section of that Form 10-K and Form 8-K in this filing and encourage investors to refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Interest rate risk. At June 24, 2005, our debt is comprised solely of domestic borrowings and is comprised of $355.6 million of fixed rate debt and $254.5 million of variable rate debt.

In July 2004, we entered into an interest rate swap agreement, which effectively converts the interest rate on $125.0 million of term loan borrowings from a floating rate to a fixed rate. This interest rate swap matures in July 2006 and qualifies as a cash flow hedge. In April 2005, we realized the value of the interest rate swap agreement. We received approximately $0.8 million and included the related net unrealized gain of approximately $0.5 million, which includes the accrued but unpaid net amount between us and the swap counterparty, as a component of accumulated other comprehensive income.

The tables below present information about our debt obligations and interest rate derivatives as of June 24, 2005 and December 31, 2004:

June 24, 2005

	Maturing in						Total	Fair Market Value
	2005	2006	2007	2008	2009	Thereafter
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$350,000	$350,000	$376,705
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$5,600	$5,600	$8,749
Weighted Average Interest Rate	—	—	—	—	—	3.50%	3.50%
Variable Rate	$1,130	$1,506	$1,507	$73,054	$72,300	$—	$149,497	$149,497
Weighted Average Interest Rate	5.21%	5.21%	5.21%	5.21%	5.21%	—	5.21%
Variable Rate	$50,000	$55,000	$—	$—	$—	$—	$105,000	$105,000
Weighted Average Interest Rate	5.70%	5.70%	—	—	—	—	5.70%
Total Debt Obligations	$51,130	$56,506	$1,507	$73,054	$72,300	$355,600	$610,097	$639,951
Weighted Average Interest Rate	5.69%	5.69%	5.21%	5.21%	5.21%	2.52%	3.72%

December 31, 2004

	Maturing in						Total	Fair Market Value
	2005	2006	2007	2008	2009	Thereafter
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$350,000	$350,000	$379,750
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$8,600	$8,600	$18,311
Weighted Average Interest Rate	—	—	—	—	—	3.50%	3.50%
Variable Rate	$1,950	$1,950	$1,950	$94,559	$93,584	$—	$193,993	$193,993
Weighted Average Interest Rate	4.50%	4.50%	4.50%	4.50%	4.50%	—	4.50%
Total Debt Obligations	$1,950	$1,950	$1,950	$94,559	$93,584	$358,600	$552,593	$592,054
Weighted Average Interest Rate	4.50%	4.50%	4.50%	4.50%	4.50%	2.52%	3.22%
INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Variable to Fixed	$—	$125,000	$—	$—	$—	$—	$125,000	$319
Average Pay Rate	—	3.05%	—	—	—	—	3.05%
Average Receive Rate	—	2.57%	—	—	—	—	2.57%

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

At June 24, 2005, the aggregate notional amounts and strike amounts of our outstanding yen and euro currency option contracts were $49.6 million and 115.00 and $55.5 million and 1.18, respectively. At December 31, 2004, the aggregate notional amounts and strike amounts of our outstanding yen and euro currency option contracts were $67.3 million and 114.42 and $56.9 million and 1.15, respectively. The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The fair value of these foreign currency option contracts were $0.3 million at June 24, 2005 and $0.1 million at December 31, 2004, respectively. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of June 24, 2005 and December 31, 2004, respectively. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective. In addition, our management evaluated our internal control over financial reporting and there have been no changes during the most recent fiscal quarter ended June 24, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On December 3, 2003, we filed a complaint in the U.S. District Court for the District of Delaware against Alcon, Inc. and Alcon Laboratories, Inc. for infringement of U.S. Patent Nos. 5,700,240 (Barwick Patent) and 6,059,765 (Cole/Sutton Patent). We alleged that Alcon’s “Infiniti” and “Series 2000 Legacy” phacoemulsification machines infringe the patents. We are seeking damages and a permanent injunction. The trial of this matter began on April 25, 2005 and concluded on May 6, 2005. The jury found both of our patents to be valid and infringed by Alcon, and awarded us $94.8 million in damages. The jury further found that Alcon had willfully infringed both of our patents. Based upon this finding of willfulness, the Court may, in its discretion, enhance the jury damages awarded by up to treble the amount of the jury award. On June 21, 2005, a bench trial was conducted by the Court to determine if we had sufficiently marked our equipment with the patent numbers and to determine if Alcon had waived any argument relating thereto. The Court could reduce the jury damages as a result of this bench trial. We have requested that a permanent injunction be issued against Alcon with respect to these patents. Alcon has requested a stay of any injunction granted by the Court pending its appeal of the jury findings and award.

On January 28, 2004, Alcon Manufacturing, Ltd. filed a complaint against us and Allergan, Inc. in the U.S. District Court for the Northern District of Texas, Fort Worth Division, for infringement of U.S. Patent Nos. 4,832,685 and 4,935,005 (Haines Patents). Alcon alleged that our Prestige and Sovereign phacoemulsification systems and replacement cassettes infringe the patents. Alcon is seeking damages and a permanent injunction. At Alcon’s request, the case has been stayed in Texas while the parties seek re-examination by the U.S.P.T.O. on the Haines Patents in light of another patent we allege invalidates the Haines Patents.

On January 4, 2005, Dr. James Nielsen filed a complaint against us and Allergan, Inc. in the U.S. District Court of the Northern District of Texas, Dallas Division, for infringement of U.S. Patent No. 5,158,572. Dr. Nielsen alleges that our Array multifocal intraocular lens infringes the patent. He is seeking damages and a permanent injunction. We believe the claim is without merit.

On or about November 12, 2004, two putative class action lawsuits were filed in the Superior Court of the State of California, County of Santa Clara, against VISX and the VISX board of directors. The cases were captioned William Kinchy vs. VISX, Incorporated, et al., Case No. 104CV030447 and Douglas Shearer vs. VISX, Incorporated, et al., Case No. 104CV030452. On January 27, 2005, the court ordered the two cases consolidated under the Kinchy case. On January 28, 2005, William Kinchy filed an amended complaint that alleges, among other things, that the VISX board of directors and certain executive officers breached their fiduciary duties of loyalty and due care by approving the merger agreement and the merger contemplated by the merger agreement without undertaking sufficient efforts to obtain the best offer possible for stockholders. The complaint further alleges that the consideration to be paid in the merger is unfair and inadequate, and that the defendants breached their fiduciary duties to care, loyalty and candor to VISX from consummating the merger and rights of rescission against the merger and any of the terms of the merger agreement, as well as attorneys’ fees and costs.

On March 14, 2005, VISX reached an agreement in principle with plaintiff’s counsel pursuant to which plaintiff will release the defendants, as well as AMO and certain VISX agents and affiliates, from all claims that have been brought or could have been brought under the state or federal law arising out of or relating to the merger. The settlement agreement remains subject to approval by the Superior Court of the State of California for the County of Santa Clara. Under the agreement in principle, VISX agreed to make certain additional disclosures that were included in the joint proxy statement/prospectus. In addition, VISX agreed that it will not oppose a fee application by plaintiff’s counsel of up to $500,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Purchases of Equity Securities by the Issuer

During the quarter ended June 24, 2005, we issued an aggregate of 160,695 shares of common stock to a holder of our 3 1/2% Convertible Senior Subordinated Notes due 2023 (the “3 1/2% convertible notes”) in exchange for $3.0 million aggregate principal amount of the 3 1/2% convertible notes in privately negotiated transactions (the “Private Exchanges”). The issuance of the shares of common stock was made in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

The following sets forth the amount of 3 1/2% convertible notes acquired by AMO in the Private Exchanges during the quarter ended June 24, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares or Units Purchased	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares or Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares or Units that May Yet Be Purchased Under the Plans or Programs

March 26, 2005 – April 29, 2005	$3,000,000 in principal amount	48.69 shares of common stock for each $1,000 principal amount of notes and accrued and unpaid interest thereon	None	None

April 30, 2005 – May 27, 2005	None	—	None	None

May 28, 2005 – June 24, 2005	None	—	None	None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the registrant was held on May 26, 2005 at which two directors were re-elected to serve on the Board of Directors for a three-year term until the annual meeting of stockholders to be held in 2008. One other matter was voted on, namely, ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2005. This was approved by the stockholders.

A summary of the voting at the annual meeting of stockholders follows:

Directors	For	Withheld	Broker Non-Votes
James V. Mazzo	34,884,552	117,914	0
James O. Rollans	32,957,535	2,044,931	0

Other Matters	For	Against	Abstain	Broker Non-Votes
Ratification of appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for fiscal year 2005	33,899,878	974,863	126,024	1,701

On May 26, 2005, we also held a special meeting of stockholders, at which meeting the stockholders approved each of the following proposals:

•	Approval to issue shares of AMO common stock in the merger, pursuant to the Agreement and Plan of Merger, dated as of November 9, 2004, by and among Advanced Medical Optics, Inc., Vault Merger Corporation, a wholly owned subsidiary of AMO, and VISX, Incorporated, as amended (the “Merger Issuance”);

•	Approval of amendment to the amended and restated certificate of incorporation of AMO to increase the number of authorized shares of AMO common stock from 120,000,000 to 240,000,000 (the “Charter Amendment”);

•	Approval of AMO 2005 Incentive Compensation Plan;

•	Approval of Amended and Restated AMO 2002 Employee Stock Purchase Plan; and

•	Approval of Amended and Restated AMO 2002 International Stock Purchase Plan.

A summary of the voting at the special meeting of stockholders follows:

	For	Against	Abstain	Broker Non-Votes
Merger Issuance	25,634,449	66,901	35,764	8,568,775
Charter Amendment	30,761,426	3,501,704	42,759	0
2005 Incentive Compensation Plan	14,367,006	11,288,354	80,053	8,570,476
Amended and Restated 2002 Employee Stock Purchase Plan	24,949,530	712,357	75,226	8,568,776
Amended and Restated 2002 International Stock Purchase Plan	24,928,543	725,010	83,560	8,568,776

Item 6. Exhibits

3.1	Amendment to the Amended and Restated Certificate of Incorporation of Advanced Medical Optics, Inc.

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard A. Meier pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James V. Mazzo and Richard A. Meier pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2005

ADVANCED MEDICAL OPTICS, INC.

/s/ RICHARD A. MEIER
Richard A. Meier
(Principal Financial Officer)

/s/ ROBERT F. GALLAGHER
Robert F. Gallagher
(Principal Accounting Officer)

EXHIBIT INDEX

3.1	Amendment to the Amended and Restated Certificate of Incorporation of Advanced Medical Optics, Inc.

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard A. Meier pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James V. Mazzo and Richard A. Meier pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.