Form 10-Q
period 2005-09-30
ADVANCED MEDICAL OPTICS INC
filed 2005-11-08
CIK 1168335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

or

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

As of November 3, 2005, there were 66,863,750 shares of common stock outstanding.

ADVANCED MEDICAL OPTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Advanced Medical Optics, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004
Net sales	$248,233	$198,366	$667,843	$517,414
Cost of sales	87,452	88,894	245,369	212,577

Gross profit	160,781	109,472	422,474	304,837
Selling, general and administrative	117,814	88,533	299,223	236,620
Research and development	18,520	11,830	44,820	31,043
In-process research and development	39,300	28,100	490,750	28,100

Operating income (loss)	(14,853)	(18,991)	(412,319)	9,074

Non-operating expense (income):
Interest expense	8,831	8,377	23,569	19,327
Unrealized gain on derivative instruments	(179)	(304)	(1,169)	(830)
Loss due to exchange of 3 1/2% Convertible Senior Subordinated Notes due 2023	—	3,489	545	115,309
Other, net	1,940	1,219	198	12,668

	10,592	12,781	23,143	146,474

Loss before income taxes	(25,445)	(31,772)	(435,462)	(137,400)
Provision (benefit) for income taxes	5,770	(64)	20,043	2,103

Net loss	$(31,215)	$(31,708)	$(455,505)	$(139,503)

Net loss per share :
Basic and Diluted	$(0.47)	$(0.89)	$(9.01)	$(4.36)

Weighted average number of shares outstanding:
Basic and Diluted	66,326	35,711	50,552	31,977

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2005	December 31, 2004
ASSETS
Current assets
Cash and equivalents	$48,942	$49,455
Trade receivables, net	218,633	189,465
Inventories	119,519	85,028
Deferred income taxes	52,987	40,250
Other current assets	27,648	12,627

Total current assets	467,729	376,825
Property, plant and equipment, net	115,036	118,639
Other assets	52,754	41,825
Intangibles assets, net	513,374	147,895
Goodwill	833,111	391,350

Total assets	$1,982,004	$1,076,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and short-term borrowings	$96,500	$1,950
Accounts payable	58,298	77,824
Accrued compensation	32,940	31,451
Other accrued expenses	77,774	67,042
Income taxes	13,787	15,656

Total current liabilities	279,299	193,923
Long-term debt, net of current portion	505,600	550,643
Deferred income taxes	180,268	29,570
Other liabilities	27,159	26,128
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 240,000,000 shares; issued 66,718,917 and 37,069,452 shares	667	371
Additional paid-in capital	1,559,311	310,437
Accumulated deficit	(559,894)	(104,389)
Accumulated other comprehensive income (loss)	(10,383)	69,874
Less treasury stock, at cost (1,379 shares)	(23)	(23)

Total stockholders’ equity	989,678	276,270

Total liabilities and stockholders’ equity	$1,982,004	$1,076,534

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30, 2005	September 24, 2004
Cash flows from operating activities:
Net loss	$(455,505)	$(139,503)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of original issue discount and debt issuance costs	8,344	9,860
Amortization and write-off of realized gain on interest rate swaps	(773)	(3,466)
Depreciation and amortization	35,469	14,970
In-process research and development	490,750	28,100
Loss on exchange of convertible senior subordinated notes	545	110,729
Loss on investments and assets	329	748
Tax benefit from issuance of stock under stock plans	11,104	2,828
Unrealized gain on derivative instruments	(1,169)	(830)
Stock compensation expenses	708	152
Changes in assets and liabilities, net of effect of acquisitions:
Trade receivables, net	(4,737)	(52,279)
Inventories	(27,599)	3,055
Other current assets	(6,995)	(1,715)
Accounts payable	(33,423)	36,400
Accrued expenses and other liabilities	(27,507)	5,862
Income taxes	(1,869)	(5,065)
Other non-current assets	4,669	(1,885)

Net cash (used in) provided by operating activities	(7,659)	7,961
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(36,867)	(456,709)
Additions to property, plant and equipment	(13,197)	(9,018)
Proceeds from sale of property, plant and equipment	23	35
Additions to capitalized internal-use software	(7,617)	(739)
Additions to demonstration and bundled equipment	(8,344)	(5,104)

Net cash used in investing activities	(66,002)	(471,535)
Cash flows from financing activities:
Proceeds from issuance of convertible senior subordinated notes	150,000	350,000
Borrowings under term loans	—	250,000
Short-term borrowings, net	96,500	—
Repayment of long-term debt	(193,993)	(138,236)
Financing related costs	(8,108)	(16,553)
Proceeds from issuance of common stock	30,627	5,087
Net proceeds from settlement of interest rate swaps	773	—
Purchase of treasury stock	—	(8)

Net cash provided by financing activities	75,799	450,290
Effect of exchange rates on cash and equivalents	(2,651)	1,278

Net decrease in cash and equivalents	(513)	(12,006)
Cash and equivalents at beginning of period	49,455	46,104

Cash and equivalents at end of period	$48,942	$34,098

Supplemental non-cash investing and financing activities:
Exchange of convertible notes into common stock	$3,000	$126,558

Acquisition of VISX, Incorporated (Note 2)	$1,203,185	—

See accompanying notes to unaudited condensed consolidated financial statements.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal, recurring adjustments) for a fair statement of the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited consolidated financial statements of Advanced Medical Optics, Inc. (the Company or AMO) for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

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

Under the 2005 Incentive Compensation Plan as approved in the special meeting of stockholders on May 26, 2005, the Company granted restricted stock to employees and members of the board of directors in May 2005. Restricted stock awards are valued based on the market price of a share of non-restricted stock on the grant date and compensation expense is recognized over the vesting period of the restricted stock.

Had compensation expense for the Company’s stock options and employee stock purchase plans been recognized based upon the fair value of awards granted, the Company’s net losses would have been increased to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004
Net loss:
As reported	$(31,215)	$(31,708)	$(455,505)	$(139,503)
Stock-based compensation expense included in reported net loss, net of tax	314	43	477	99
Stock-based compensation expense determined under fair value based method, net of tax	(3,474)	(2,419)	(8,350)	(4,720)

Pro forma	$(34,375)	$(34,084)	$(463,378)	$(144,124)

Loss per share:
As reported:
Basic and Diluted	$(0.47)	$(0.89)	$(9.01)	$(4.36)

Pro forma:
Basic and Diluted	$(0.52)	$(0.95)	$(9.17)	$(4.51)

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

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The results of operations of the VISX Acquisition have been included in the accompanying consolidated statements of operations from the date of the VISX Acquisition. The total cost of the VISX Acquisition is as follows (in thousands):

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

The purchase price has been preliminarily allocated based on management’s estimates as follows (in thousands):

Inventories	$11,918
Accounts receivable, net	39,353
Other current assets	22,129
Property, plant and equipment	3,571
Other non-current assets	8,020
Intangible assets	402,300
In-process research and development	488,500
Goodwill	480,643
Accounts payable	(16,032)
Other current liabilities	(43,810)
Non-current deferred tax liability, primarily related to intangible assets	(158,240)

Net assets acquired	$1,238,352

Of the $402.3 million of acquired intangible assets, $239.5 million was assigned to developed technology rights that have a weighted-average useful life of approximately 10.1 years, $22.4 million was assigned to customer relationships with a useful life of 5 years and $140.4 million was assigned to the VISX trade name with an indefinite useful life. A history of operating margins and profitability, a strong scientific, service and manufacturing employee base and a leading presence in the excimer laser market were among the factors that contributed to a purchase price resulting in the recognition of goodwill.

The acquired goodwill, which is not deductible for tax purposes, has been allocated to the Americas operating segment.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In-process research and development (IPR&D)

Approximately $488.5 million of the purchase price represents the estimated fair value of projects that, as of the VISX Acquisition date, had not reached technological feasibility and had no alternative future use. The Company recorded $449.2 million of this amount in the second quarter of 2005 and $39.3 million in the third quarter of 2005. The additional charge in the three months ended September 30, 2005 resulted primarily from the completion of the IPR&D valuation. The estimated fair value assigned to IPR&D comprised the following projects (in thousands):

Value of IPR&D Acquired
High Myopia for CustomVue	$14,700
Excimer Laser Improvements	56,200
Presbyopia – Hyperopia	417,600

Total	$488,500

The estimated fair value of these projects was determined by performing a discounted cash flow analysis using the “income” approach. Net cash flows attributable to these projects were discounted to their present values at a rate commensurate with the perceived risk, which for these projects ranged from 19.0 to 21.0 percent. The following assumptions underlie these estimates as of the VISX Acquisition date:

•	A high myopia procedure for CustomVue was forecasted to be approved for sale in the U.S. in late 2005. A procedure to treat presbyopia is forecasted to be approved for sale in the U.S. in late 2006. Additional research and development expenses needed prior to expected FDA approval for these procedures are expected to range from $4 million to $6 million. This range represents management’s best estimate as to the additional R&D expenses required to bring these products to market in the U.S. Forecasted discounted cash flows for each product once launched include estimates for normal sustaining engineering and maintenance R&D;

•	Additional research and development expenses in the range of $8 million to $10 million represent management’s best estimate as to the additional R&D expenses to bring excimer laser system improvements to market. Like the other IPR&D projects, maintenance R&D and sustaining engineering costs were allocated to the forecasted cash flows once commercialized;

•	Revenue that is reasonably likely to result from the approved and unapproved potential uses of identifiable intangible assets that includes the estimated number of units to be sold, estimated selling prices, estimated market penetration and estimated market share and year-over-year growth rates over the product cycles. These estimates were based on management’s consideration of life cycles for similar products VISX has previously launched, the competitive landscape, and previous success in working with the FDA; and

•	The cost structure was assumed to be similar to that for existing products.

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

In September 2005, high myopia CustomVue was approved by FDA. The Company is currently in the process of launching the software for this treatment.

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

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Netherlands and Bangalore, India. The products acquired include the Healon line of viscoelastic products used in ocular surgery, the CeeOn and Tecnis intraocular lenses and the Baerveldt glaucoma shunt. The Pfizer Acquisition has been accounted for as a purchase business combination.

The following unaudited pro forma information assumes the VISX Acquisition and the Pfizer Acquisition occurred on January 1, 2004. These unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the VISX Acquisition and the Pfizer Acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the three months and nine months ended September 30, 2005 and September 24, 2004 are as follows (in thousands, except per share data):

	Three Months Ended September 30, 2005		Three Months Ended September 24, 2004		Nine Months Ended September 30, 2005		Nine Months Ended September 24, 2004
Net sales	$248,233		$237,037		$748,012		$717,743
Net earnings	8,085	(1)	13,499	(2)	34,878	(3)	48,406	(4)
Earnings per share:
Basic (5)	$0.12		$0.21		$0.53		$0.75
Diluted (6)	$0.12		$0.20		$0.51		$0.71

(1)	The unaudited pro forma information for the three months ended September 30, 2005 excludes a $39.3 million in-process research and development charge related to the VISX Acquisition.

(2)	The unaudited pro forma information for the three months ended September 24, 2004 excludes the following non-recurring charges related to the Pfizer Acquisition: a $14.1 million expense of manufacturing profit capitalized in inventory as a result of the application of purchase accounting, a $28.1 million in-process research and development charge, a charge of $1.5 million for the write-off of debt issuance costs and early debt extinguishment costs of $3.5 million. The unaudited pro forma information also reflects a $0.3 million decrease in interest expense resulting from the recapitalization to fund the Pfizer Acquisition.

The unaudited pro forma information for the three months ended September 24, 2004 also includes a $7.0 million increase in amortization related to management’s preliminary estimate of the fair value of intangible assets acquired as the result of the VISX Acquisition and a $2.8 million increase in interest expense resulting from additional borrowings incurred to fund the cash portion of the VISX Acquisition and related costs and amortization of deferred financing costs.

(3)	The unaudited pro forma information for the nine months ended September 30, 2005 excludes the following non-recurring charges related to the VISX Acquisition: a $488.5 million in-process research and development charge and a $2.0 million charge for the amortization and write-off of debt issuance costs. The unaudited pro forma information also reflects an $11.7 million increase in amortization related to management’s preliminary estimate of the fair value of intangible assets acquired as the result of the VISX Acquisition and a $4.7 million increase in interest expense resulting from additional borrowings incurred to fund the cash portion of the VISX Acquisition and related costs and amortization of deferred financing costs. Approximately $11.0 million of merger charges incurred by VISX is not excluded from the unaudited pro forma information for the nine months ended September 30, 2005.

(4)	The unaudited pro forma information for the nine months ended September 24, 2004 excludes the following non-recurring charges related to the Pfizer Acquisition: a $14.1 million expense of manufacturing profit capitalized in inventory as a result of the application of purchase accounting, a $28.1 million in-process research and development charge, a charge of $5.2 million for the write-off of debt issuance costs, one-time commitment fee and original issue discount, net of the recognition of realized gains on interest rate swaps; and early debt extinguishment costs of $126.2 million. The unaudited pro forma information also reflects a $2.3 million decrease in depreciation and amortization related to the fair value of property, plant and equipment and identifiable intangible assets acquired in the Pfizer Acquisition and a $4.2 million increase in interest expense resulting from the recapitalization to fund the Pfizer Acquisition.

The unaudited pro forma information for the nine months ended September 24, 2004 also includes a $21.1 million increase in amortization related to management’s preliminary estimate of the fair value of intangible assets acquired as the result of the VISX Acquisition and an $8.5 million increase in interest expense resulting from additional borrowings incurred to fund the cash portion of the VISX Acquisition and related costs and amortization of deferred financing costs.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(5)	The weighted average number of shares outstanding used for the computation of basic earnings per share for the nine months ended September 30, 2005 reflect the issuance of 27.8 million shares of AMO’s common stock to VISX stockholders less the 12.8 million weighted average shares related to the VISX Acquisition already included in basic shares outstanding.

The weighted average number of shares outstanding used for the computation of basic earnings per share for the three months and nine months ended September 24, 2004 reflect the issuance of 7.0 million shares of AMO’s common stock in the private exchanges of the 3 1/2% Convertible Senior Subordinated Notes less the 6.2 million and 2.4 million weighted average shares related to the private exchanges, respectively, already included in basic shares outstanding. The weighted average number of shares outstanding used for the computation of basic earnings per share for the three months and nine months ended September 24, 2004 also include the 27.8 million shares issued to VISX stockholders as the result of the VISX Acquisition.

(6)	The weighted average number of shares outstanding used for the computation of diluted earnings per share for the three months and nine months ended September 30, 2005 include the aggregate dilutive effect of approximately 3.3 million shares and 3.5 million shares, respectively, for stock options and awards, the remaining 3 1/2% Convertible Senior Subordinated Notes and AMO stock options exchanged for VISX options.

The weighted average number of shares outstanding used for the computation of diluted earnings per share for the three months and nine months ended September 24, 2004 include the aggregate dilutive effect of approximately 2.8 million shares and 2.5 million shares, respectively, for stock options and awards and the remaining 3 1/2% Convertible Senior Subordinated Notes.

Quest Vision Technology, Inc. (Quest)

In June 2005, the Company acquired Quest, an optical medical device research and development company, for approximately $2.5 million. Approximately $2.3 million of the purchase price was expensed as IPR&D in the nine months ended September 30, 2005, as it represents the estimated fair value of projects that had not reached technological feasibility and had no alternative future use at the date of acquisition. The acquisition of Quest was not material to the historical consolidated financial position, results of operations or cash flows of the Company.

Note 3: Composition of Certain Financial Statement Captions

The components of inventories were as follows:

(In thousands)	September 30, 2005	December 31, 2004
Finished goods, including consignment inventory of $12,090 and $9,107 in 2005 and 2004, respectively	$82,555	$69,928
Work in process	10,523	6,942
Raw materials	26,441	8,158

	$119,519	$85,028

The components of amortizable intangibles and goodwill were as follows:

Intangibles

	September 30, 2005		December 31, 2004
(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable Intangible Assets:
Licensing	$4,590	$(4,070)	$4,590	$(3,983)
Technology rights	357,833	(19,592)	136,165	(5,371)
Trademarks	155,448	(1,742)	17,440	(946)
Customer relationships	22,400	(1,493)	—	—

	$540,271	$(26,897)	$158,195	$(10,300)

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The amortizable intangible assets balance increased due to the acquired intangible assets as the result of the VISX Acquisition (see Note 2), net of the impact of foreign currency fluctuation. Amortization expense was $9.8 million and $17.4 million for the three and nine months ended September 30, 2005, respectively, and $2.7 million and $2.8 million for the three and nine months ended September 24, 2004, respectively, and is recorded in selling, general and administrative in the accompanying unaudited condensed consolidated statements of operations. Amortization expense is expected to be $27.1 million in 2005, $38.8 million in 2006, 2007 and 2008 and $38.1 million in 2009. Actual amortization expense may vary due to the impact of foreign currency fluctuations and finalization of the VISX purchase price allocation.

Goodwill

(In thousands)	September 30, 2005	December 31, 2004
Goodwill:
Americas	$615,644	$135,001
Europe/Africa/Middle East	79,539	103,360
Japan	105,613	120,709
Asia Pacific	32,315	32,280

	$833,111	$391,350

The change in goodwill is due to goodwill acquired in the VISX Acquisition (see Note 2) and foreign currency fluctuations.

Note 4: Debt and Interest Rate Swap Agreement

At September 30, 2005, an aggregate principal amount of $350.0 million of 2 1/2% convertible senior subordinated notes due July 15, 2024 (Notes), an aggregate principal amount of $5.6 million of 3 1/2% convertible senior subordinated notes due April 15, 2023 (Existing Notes), an aggregate principal amount of $150.0 million of 1.375% convertible senior subordinated notes due July 1, 2025 (Senior Subordinated Notes) and a balance of $96.5 million under the senior revolving credit facility were outstanding. The Notes and the Senior Subordinated Notes may be converted, at the option of the holders, on or prior to the final maturity date under certain circumstances, none of which had occurred as of September 30, 2005. The Existing Notes are currently convertible at the option of the holders. Upon conversion of the Existing Notes, the Company has the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. Upon conversion of the Notes, the Company has irrevocably elected to satisfy in cash the conversion obligation with respect to the principal amount of the Notes, with any remaining amount of the conversion obligation to be satisfied in shares of common stock. As a result of this election, the Company also is required to satisfy in cash its obligations to repurchase any Notes that holders may put to the Company on January 15, 2010, July 15, 2014 and July 15, 2019.

On April 14, 2005, the Company exchanged 160,695 shares of common stock for $3.0 million aggregate principal amount of the Existing Notes in a privately negotiated transaction. The exchange resulted in an increase of $3.5 million to common stock and paid-in capital. A non-cash charge of $0.5 million representing the fair value of shares issued as a premium was recorded through earnings as a component of “Other, net” in the accompanying unaudited condensed consolidated statements of operations in the second quarter of 2005.

In January 2005, the Company entered into an amendment to the senior credit facility to provide for an increase of $100.0 million in the revolving loan commitments and an additional $100.0 million in term loan commitments.

On May 27, 2005, the Company and certain of its subsidiaries, as guarantors thereunder, entered into an amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement, which provided for an increase by $100.0 million in the revolving loan commitments under the senior credit facility, which amounts were made available to AMO to finance, in part, AMO’s acquisition of VISX, and are available for working capital and other general corporate purposes subject to satisfaction of certain conditions; and which provides for termination of $100.0 million of existing term loan commitments. As a result of the termination of the existing term loan commitment, the Company wrote off debt issuance costs of approximately $1.9 million in the second quarter of 2005. The Amendment increased the revolving loan commitments to $300.0 million. The maturity of the senior credit facility remains unchanged at June 25, 2009.

On May 27, 2005, the Company borrowed approximately $200.0 million under the senior revolving credit facility to fund the cash portion of the VISX Acquisition. In June 2005, the Company repaid approximately $123.0 million of revolver borrowings with acquired VISX cash.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

At September 30, 2005, approximately $8.8 million of the senior revolving credit facility has been reserved to support letters of credit issued on the Company’s behalf, and the Company has approximately $194.7 million undrawn and available revolving loan commitments. The senior credit facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios. Certain covenants under the senior credit facility may limit the incurrence of additional indebtedness. The senior credit facility prohibits dividend payments. The Company was in compliance with these covenants at September 30, 2005.

As of September 30, 2005, the aggregate maturities of total long-term debts of $505.6 million are after 2009. Revolving loan borrowings of $96.5 million have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheets.

On July 18, 2005, the Company completed a private offering of $150.0 million aggregate principal amount of its 1.375% Senior Subordinated Notes. Interest on the Senior Subordinated Notes is payable on January 1 and July 1 of each year, commencing on January 1, 2006. The Senior Subordinated Notes are convertible into 21.0084 shares of AMO’s common stock for each $1,000 principal amount of the Senior Subordinated Notes (conversion price of approximately $47.60 per share), subject to adjustment. The Senior Subordinated Notes may be converted, at the option of the holders, into cash or under certain circumstances, cash and shares of AMO’s common stock at any time on or prior to the trading day preceding June 1, 2011, subject to prior redemption or repurchase only during the specified periods under the following circumstances:

•	during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Senior Subordinated Notes for each day of such measurement period was less than 103% of the conversion value, which equals the product of the closing sales price of AMO’s common stock and the conversion rate then in effect. This conversion feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the Senior Subordinated Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance;

•	if a fundamental change occurs; or

•	upon the occurrence of specified corporate events.

On and after June 1, 2011, to (and including) the trading day preceding the maturity date, subject to prior redemption or repurchase, the Senior Subordinated Notes will be convertible into cash and, if applicable, shares of AMO’s common stock regardless of the foregoing circumstances.

With respect to each $1,000 principal amount of the Senior Subordinated Notes surrendered for conversion, the Company will deliver the conversion value to holders as follows: (1) an amount in cash (the “principal return”) equal to the lesser of (a) the aggregate conversion value of the Senior Subordinated Notes to be converted and (b) $1,000, and (2) if the aggregate conversion value of the Senior Subordinated Notes to be converted is greater than the principal return, an amount in shares equal to such aggregate conversion value, less the principal return.

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

Beginning with the six-month interest period commencing July 1, 2011, holders of the Senior Subordinated Notes will receive contingent interest payments during any six-month interest period if the trading price of the Senior Subordinated Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the Senior Subordinated Notes. The contingent interest payable will equal 0.25% of the average trading price of $1,000 principal amount of the Senior Subordinated Notes during the five trading days immediately preceding the first day of the applicable six-month interest period. This contingent interest payment feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the Senior Subordinated Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimis. Accordingly, no value was assigned at issuance.

On or prior to July 1, 2011, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the Senior Subordinated Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of AMO’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the Senior Subordinated Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

On July 21, 2005, the Company paid off the balance of its term loan, including approximately $149.1 million of principal and approximately $1.2 million of accrued interest, using the net proceeds from the Senior Subordinated Notes and existing cash. As a result of the termination of the term loan, the Company wrote off debt issuance costs of approximately $3.8 million.

In July 2004, the Company entered into an interest rate swap agreement, which effectively converted the interest rate on $125.0 million of term loan borrowings from a floating rate to a fixed rate. This interest rate swap qualified as a cash flow hedge. In April 2005, the Company realized the value of the interest rate swap agreement. The Company received approximately $0.8 million and included the related net unrealized gain of approximately $0.5 million, which includes the accrued but unpaid net amount between the Company and the swap counterparty, as a component of accumulated other comprehensive loss. As a result of the early repayment of the term loan in July 2005, the pretax gain of $0.8 million from the interest rate swap was fully recognized as a reduction to the interest expense in the three months ended September 30, 2005. At September 30, 2005, there are no outstanding interest rate swaps.

Note 5: Related Party Transactions

Under a manufacturing agreement, Allergan manufactured certain eye care products and VITRAX® viscoelastics for a period of up to three years from the date of the June 29, 2002 spin-off. The Company purchased these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. During the three and nine months ended September 30, 2005 and September 24, 2004, the Company purchased $1.2 million and $23.8 million, respectively, and $41.9 million and $67.3 million, respectively, of product from Allergan. On an annual basis, a pricing “true up” calculation was performed during the first calendar quarter. This “true up” calculation was based upon the actual volume of products shipped by Allergan to AMO during the preceding year versus the forecasted volume submitted by AMO that was used to calculate the invoiced prices. During the year, the Company periodically reviewed the volume of purchases and accrued for estimated shortfalls, if any. In each of March 2005 and 2004, the Company made a payment of $0.2 million to Allergan based upon the “true up” calculations for the years ended December 31, 2004 and 2003, respectively. The manufacturing agreement with Allergan ended on June 30, 2005. The Company received $0.8 million from Allergan in October 2005 as the final “true-up” amount for the six months ended June 30, 2005.

As of September 30, 2005, an interest-free relocation loan of $0.5 million, collateralized by real property, is due from the chief executive officer. This relocation loan is evidenced by a promissory note dated July 3, 2002, prior to the adoption of the Sarbanes-Oxley Act of 2002.

Note 6: Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by adjusting weighted average outstanding shares, assuming the conversion of all potentially dilutive convertible securities, stock options and stock purchase plan awards. Due to the net loss, basic and diluted earnings per share are the same in each of the periods presented.

The following represents a reconciliation from basic earnings per share to diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004
Net loss	$(31,215)	$(31,708)	$(455,505)	$(139,503)

Basic and diluted shares outstanding	66,326	35,711	50,552	31,977

Net loss per share – basic and diluted	$(0.47)	$(0.89)	$(9.01)	$(4.36)

The three and nine month periods ended September 30, 2005 exclude the aggregate dilutive effect of approximately 3.3 million shares and 3.0 million shares, respectively, for stock options, stock purchase plan awards and the 3 1/2% convertible senior subordinated notes as the effect would be antidilutive. The three and nine month periods ended September 24, 2004 exclude the aggregate dilutive effect of approximately 3.7 million shares and 6.6 million shares, respectively, for stock options, stock purchase plan awards and the 3 1/2% convertible senior subordinated notes as the effect would be antidilutive. The Company will settle in cash the principal amount of the 2 1/2% convertible senior subordinated notes and the 1.375% convertible senior subordinated notes, therefore these securities do not have any dilutive effect.

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7: Other Comprehensive Loss

The following table summarizes components of comprehensive loss (in thousands):

	Three Months Ended
	September 30, 2005			September 24, 2004
	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount	Before-tax amount	Tax benefit	Net-of-tax amount
Unrealized loss on derivatives	$—	$—	$—	$(1,020)	$357	$(663)
Reclassification of realized gain on derivatives to net earnings	(773)	263	(510)	—	—	—
Foreign currency translation adjustments	(4,485)	—	(4,485)	(7,331)	2,584	(4,747)
Net loss			(31,215)			(31,708)

Total comprehensive loss			$(36,210)			$(37,118)

	Nine Months Ended
	September 30, 2005			September 24, 2004
	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount	Before-tax amount	Tax benefit	Net-of-tax amount
Unrealized gain (loss) on derivatives	$454	$(151)	$303	$(1,020)	$357	$(663)
Reclassification of realized gain on derivatives to net earnings	(773)	263	(510)	—	—	—
Foreign currency translation adjustments	(80,050)	—	(80,050)	(8,644)	3,026	(5,618)
Net loss			(455,505)			(139,503)

Total comprehensive loss			$(535,762)			$(145,784)

Note 8: Business Segment Information

The Company has organized its operations into four geographic operating segments or regions: the Americas, which includes North and South America, Europe/Africa/Middle East, Japan and Asia Pacific (excluding Japan, but including Australia and New Zealand).

The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 38.2% and 25.4% of total net sales for the three months ended September 30, 2005 and September 24, 2004, respectively, and 30.8% and 25.3% of total net sales for the nine months ended September 30, 2005 and September 24, 2004, respectively. Additionally, sales in Japan represented 17.6% and 27.5% of total net sales for the three months ended September 30, 2005 and September 24, 2004, respectively, and 20.3% and 26.1% of total net sales for the nine months ended September 30, 2005 and September 24, 2004, respectively. No other country, or single customer, generated over 10% of total net sales in the periods presented.

Operating income attributable to each operating segment is based upon management’s assignment of costs to such regions, which includes the standard cost of goods produced by the Company’s manufacturing operations (or the cost to acquire goods from third parties), freight, duty and local distribution costs, and royalties. The Company uses other measures of segment performance, whereby the impact of non-recurring acquisition related costs are excluded. The Company presents the measure which management believes is determined in accordance with the measurement principles consistent with those used in measuring the corresponding amounts in the consolidated financial statements.

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

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Geographic Operating Segments

	Net Sales		Operating Loss
	Three Months Ended		Three Months Ended
(In thousands)	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004
United States:
Ophthalmic surgical	$79,254	$36,952
Eye care	15,614	13,434

Total United States	94,868	50,386	$53,000	$17,624

Americas, excluding United States:
Ophthalmic surgical	8,054	5,070
Eye care	3,601	3,256

Total Americas, excluding United States	11,655	8,326	3,370	1,491

Europe/Africa/Middle East:
Ophthalmic surgical	46,065	40,753
Eye care	25,073	25,378

Total Europe/Africa/Middle East	71,138	66,131	23,853	19,333

Japan:
Ophthalmic surgical	20,267	20,510
Eye care	23,453	34,042

Total Japan	43,720	54,552	15,526	25,372

Asia Pacific:
Ophthalmic surgical	17,005	10,211
Eye care	9,847	8,760

Total Asia Pacific	26,852	18,971	4,590	3,481

Segments total:
Ophthalmic surgical	170,645	113,496
Eye care	77,588	84,870

Total segments	248,233	198,366	100,339	67,301
Manufacturing operations	—	—	8,887	9,110
Research and development	—	—	(18,520)	(11,830)
In-process research and development	—	—	(39,300)	(28,100)
Elimination of inter-company profit	—	—	(15,610)	(16,846)
General corporate	—	—	(50,649)	(38,626)

Total	$248,233	$198,366	$(14,853)	$(18,991)

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Geographic Operating Segments (continued)

	Net Sales		Operating Income (Loss)
	Nine Months Ended		Nine Months Ended
(In thousands)	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004
United States:
Ophthalmic surgical	$162,254	$92,287
Eye care	43,152	38,563

Total United States	205,406	130,850	$87,187	$40,764

Americas, excluding United States:
Ophthalmic surgical	21,510	14,009
Eye care	8,332	8,119

Total Americas, excluding United States	29,842	22,128	7,755	3,480

Europe/Africa/Middle East:
Ophthalmic surgical	148,334	105,808
Eye care	73,627	75,526

Total Europe/Africa/Middle East	221,961	181,334	74,884	52,320

Japan:
Ophthalmic surgical	57,548	41,792
Eye care	77,956	93,079

Total Japan	135,504	134,871	51,136	53,581

Asia Pacific:
Ophthalmic surgical	43,690	24,535
Eye care	31,440	23,696

Total Asia Pacific	75,130	48,231	16,176	8,494

Segments total:
Ophthalmic surgical	433,336	278,431
Eye care	234,507	238,983

Total segments	667,843	517,414	237,138	158,639
Manufacturing operations	—	—	43,823	10,366
Research and development	—	—	(44,820)	(31,043)
In-process research and development	—	—	(490,750)	(28,100)
Elimination of inter-company profit	—	—	(55,123)	(26,883)
General corporate	—	—	(102,587)	(73,905)

Total	$667,843	$517,414	$(412,319)	$9,074

In each geographic segment, the Company markets products in two product lines: Ophthalmic Surgical and Eye Care. The Ophthalmic Surgical product line includes intraocular lenses, phacoemulsification equipment, viscoelastics, technologies and systems for laser vision correction of refractive vision disorders, and other products related to cataract and refractive surgery. The Eye Care product line includes cleaning, storage, disinfection and rewetting products for the consumer contact lens market, as well as contact lenses. The Company has global marketing strategy teams to ensure development and execution of a consistent marketing strategy for products in all geographic operating segments. There were no transfers between product lines.

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

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

On August 8, 2005, Alcon Manufacturing, Ltd and Alcon Laboratories, Inc. filed a complaint against the Company in the U.S. District Court for the Northern District of Texas, Fort Worth Division, for infringement of U.S. Patent Nos. 4,921,477 (relating to a surgical irrigation and aspiration system with a dampening device); 5,199,943 (relating to an ultrasonic surgical handpiece); 5,188,589 (relating to a textured sleeve in a phacoemulsification handpiece); and 5,876,016 and 6,109,572 (both of which relate to an apparatus and method to elevate an infusion source in an ophthalmic surgical procedure). Alcon alleged that the Company infringe these patents in the course of selling the Company’s phacoemulsification systems or accessories, and is seeking damages and a permanent injunction.

On September 13, 2005, Alcon Manufacturing, Ltd. filed a complaint against the Company in the U.S. District Court for the Northern District of Texas, Dallas Division, for infringement of U.S Patent No. 5,273,056 relating to the use of a combination of viscoelastics during ophthalmic surgery. Alcon alleged that the Company infringed, contributorily infringed, and/or induced infringement of this patent, and is seeking damages and a permanent injunction.

The Company does not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on its financial position, results of operations or cash flows. However, the Company may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company or its subsidiaries, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Advanced Medical Optics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

AMO against, all current and future litigation relating to its retained businesses and the Company agreed to assume responsibility for, and to indemnify Allergan against, all current and future litigation related to the optical medical device business.

On or about November 12, 2004, two putative class action lawsuits were filed in the Superior Court of the State of California, County of Santa Clara, against VISX and the VISX board of directors. The cases were captioned William Kinchy vs. VISX, Incorporated, et al., Case No. 104CV030447 and Douglas Shearer vs. VISX, Incorporated, et al., Case No. 104CV030452. On January 27, 2005, the court ordered the two cases consolidated under the Kinchy case. On January 28, 2005, William Kinchy filed an amended complaint that alleges, among other things, that the VISX board of directors and certain executive officers breached their fiduciary duties of loyalty and due care by approving the merger agreement and the merger contemplated by the merger agreement without undertaking sufficient efforts to obtain the best offer possible for stockholders. The complaint further alleged that the consideration paid in the merger is unfair and inadequate, and that the defendants breached their fiduciary duties to care, loyalty and candor to VISX from consummating the merger and rights of rescission against the merger and any of the terms of the merger agreement, as well as attorneys’ fees and costs. On March 14, 2005, VISX reached an agreement with plaintiff’s counsel pursuant to which plaintiff would release the defendants, as well as AMO and certain VISX agents and affiliates, from all claims that have been brought or could have been brought under the state or federal law arising out of or relating to the merger. The settlement agreement was approved by the Superior Court of the State of California for the County of Santa Clara on October 6, 2005. Under the agreement, VISX agreed to make certain additional disclosures that were included in the joint proxy statement/prospectus. In addition, VISX paid fees applied for by plaintiff’s counsel of $500,000.

Note 10: Pension Benefit Plans

The Company sponsors defined benefit pension plans in Japan and in certain European countries. Components of net periodic benefit cost under these plans were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004
Service cost	$492	$446	$1,475	$1,348
Interest cost	128	115	384	346
Expected return on plan assets	(56)	(48)	(167)	(147)
Amortization of transition amount	—	1	—	3
Amortization of prior service cost	17	16	51	47
Recognized net actuarial loss	—	9	—	27

Net periodic benefit cost	$581	$539	$1,743	$1,624

Note 11: Subsequent Events

On October 31, 2005, the Company’s Board of Directors approved a product rationalization and repositioning plan covering the discontinuation of non-strategic cataract surgical and eye care products and the elimination or redeployment of resources that support these product lines. The plan also includes organizational changes and potential reductions in force in manufacturing, sales and marketing associated with these product lines, as well as organizational changes in research and development and other corporate functions designed to align the organization with the Company’s strategy and strategic business unit organization.

The plan further calls for increasing the Company’s investment in key growth opportunities, specifically the Company’s refractive implant product line and international laser vision correction business, and accelerating the implementation of productivity initiatives.

Certain foreign jurisdictions have laws and regulations which require consultations and negotiations with works councils, labor organizations and local authorities. The outcome of these discussions will determine, in part, the restructuring steps to be implemented and the associated cost. Therefore, the final costs of the business repositioning plan may be significantly different from the initial estimates.

The Company expects to incur business repositioning charges for restructuring actions relating to severance, relocation and other one-time termination benefits, inventory and other asset write-offs, incremental costs for transition and implementation activities and contract terminations. The Company currently estimates that the non-recurring pre-tax charges resulting from the business repositioning will be in the range of $70 to $80 million, of which $43 million to $48 million are expected to be cash expenditures. Charges associated with this plan are expected to be incurred primarily in the fourth quarter of 2005 and the first half of 2006. The Company expects to complete these activities in 2006.

Business repositioning charges for severance, relocation and other one-time termination benefits are estimated to be in the range of $18 million to $20 million. The associated workforce reduction activities and related charges are expected to begin in the fourth quarter of 2005 and be completed in the first half of 2006. As noted above, the final costs of the business repositioning plan will be impacted by the outcome of the discussions and negotiations with works council, labor organizations and local authorities.

Estimated charges for inventory and other asset write-offs are expected to be in the range of $27 million to $32 million. These estimated charges are primarily for excess inventory, product returns, leasehold improvements and related assets at impacted facilities and other asset write-offs. These charges are expected to be recognized primarily in the fourth quarter of 2005 and continue through the first half of 2006.

Incremental costs for transition and implementation activities to accelerate manufacturing and operational productivity and product and brand repositioning activities are estimated to be in the range of $21 million to $23 million. These costs will be recognized as the related services and actions occur over the course of the next several quarters through the first half of 2006.

Restructuring charges for contract terminations, primarily for leases and purchase commitments, are estimated to be in the range of $4 million to $5 million and will be recognized primarily in the fourth quarter of 2005.

ADVANCED MEDICAL OPTICS, INC.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2005

The following discussion and analysis presents the factors that had a material effect on AMO’s cash flows and results of operations during the three and nine months ended September 30, 2005, and the Company’s financial position at that date. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Certain Factors and Trends Affecting AMO and Its Businesses.” The following discussion should be read in conjunction with the 2004 Form 10-K and the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

OVERVIEW

We are a global leader in the development, manufacture, selling and marketing of medical devices for the eye and contact lens care products. Our products in the ophthalmic surgical market include intraocular lenses, phacoemulsification systems, viscoelastics and surgical packs used in cataract surgery, as well as laser vision correction systems, key cards and service, and microkeratomes used in refractive surgery. Our eye care products include disinfecting solutions to destroy harmful microorganisms in and on the surface of contact lenses, daily cleaners to remove undesirable film and deposits from contact lenses, enzymatic cleaners to remove protein deposits from contact lenses and lens rewetting drops to provide added wearing comfort. Our eye care products also include contact lenses.

We have operations in approximately 20 countries, sell our products in approximately 60 countries and have organized our operations into four regions:

•	Americas (North and South America);

•	Europe, Africa and Middle East;

•	Japan; and

•	Asia Pacific (excluding Japan, but including Australia and New Zealand).

Product Rationalization and Repositioning Plan

On October 31, 2005, our Board of Directors approved a product rationalization and repositioning plan covering the discontinuation of non-strategic cataract surgical and eye care products and the elimination or redeployment of resources that support these product lines. The plan also includes organizational changes and potential reductions in force in manufacturing, sales and marketing associated with these product lines, as well as organizational changes in research and development and other corporate functions designed to align the organization with our strategy and strategic business unit organization.

The plan further calls for increasing our investment in key growth opportunities, specifically our refractive implant product line and international laser vision correction business, and accelerating the implementation of productivity initiatives.

Certain foreign jurisdictions have laws and regulations which require consultations and negotiations with works councils, labor organizations and local authorities. The outcome of these discussions will determine, in part, the restructuring steps to be implemented and the associated cost. Therefore, the final costs of the business repositioning plan may be significantly different from our initial estimates.

We expect to incur business repositioning charges for restructuring actions relating to severance, relocation and other one-time termination benefits, inventory and other asset write-offs, incremental costs for transition and implementation activities and contract terminations. We currently estimate that the non-recurring pre-tax charges resulting from the business repositioning will be in the range of $70 to $80 million, of which $43 million to $48 million are expected to be cash expenditures. Charges associated with this plan are expected to be incurred primarily in the fourth quarter of 2005 and the first half of 2006. We expect to complete these activities in 2006.

Business repositioning charges for severance, relocation and other one-time termination benefits are estimated to be in the range of $18 million to $20 million. The associated workforce reduction activities and related charges are expected to begin in the fourth quarter of 2005 and be completed in the first half of 2006. As noted above, the final costs of the business repositioning plan will be impacted by the outcome of the discussions and negotiations with works council, labor organizations and local authorities.

Estimated charges for inventory and other asset write-offs are expected to be in the range of $27 million to $32 million. These estimated charges are primarily for excess inventory, product returns, leasehold improvements and related assets at impacted facilities and other asset write-offs. These charges are expected to be recognized primarily in the fourth quarter of 2005 and continue through the first half of 2006.

Incremental costs for transition and implementation activities to accelerate manufacturing and operational productivity and product and brand repositioning activities are estimated to be in the range of $21 million to $23 million. These costs will be recognized as the related services and actions occur over the course of the next several quarters through the first half of 2006.

Restructuring charges for contract terminations, primarily for leases and purchase commitments, are estimated to be in the range of $4 million to $5 million and will be recognized primarily in the fourth quarter of 2005.

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

The VISX Acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed were recorded at the date of acquisition, at their respective fair values. Our reported financial position and results of operations after May 27, 2005 reflect these values. The impact of purchase accounting resulted in a non-cash in-process research and development charge of $488.5 million in the nine months ended September 30, 2005.

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

Purchases from Allergan

Under a manufacturing agreement, Allergan, Inc. (Allergan) manufactured certain eye care products and VITRAX® viscoelastics for a period of up to three years from the date of the June 29, 2002 spin-off. We purchased these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. During the three and nine months ended September 30, 2005 and September 24, 2004, we purchased $1.2 million and $23.8 million, respectively, and $41.9 million and $67.3 million, respectively, of product from Allergan. On an annual basis, a pricing “true up” calculation was performed during the first calendar quarter. This “true up” calculation was based upon the actual volume of products shipped by Allergan to us during the preceding year versus the forecasted volume submitted by us that was used to calculate the invoiced prices. During the year, we periodically reviewed the volume of purchases and accrued for estimated shortfalls, if any. In each of March 2005 and 2004, we made a payment of $0.2 million to Allergan based upon the “true up” calculations for the years ended December 31, 2004 and 2003, respectively. The manufacturing agreement with Allergan ended on June 30, 2005. We received $0.8 million from Allergan in October 2005 as the final “true-up” amount for the six months ended June 30, 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition and Accounts Receivable

Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. We record revenue from product sales when title and risk of ownership has been transferred to the customer, which is typically upon delivery to the customer, with the exception of intraocular lenses distributed on a consignment basis, which is upon notification of implantation in a patient. We recognize license fees and revenues from the sale of treatment cards to direct customers when we ship the treatment cards as we have no continuing obligations or involvement subsequent to shipment.

Some customers finance the purchase or rental of their VISX equipment directly from us over periods ranging from one to three years. These financing agreements are classified as either rental or operating leases or sales type leases as prescribed by Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” Under sales type leases, system revenues are recognized based on the net present value of the expected cash flow after installation to direct customers in the United States and Japan or after shipment to international distributors. Under rental or operating lease arrangements, rental revenue is recognized over the term of the agreement.

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

Goodwill and Long-Lived Assets

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, whereby goodwill is no longer amortized, but instead is subject to a periodic impairment review performed during the second quarter of each fiscal year. We conducted an impairment review in the second quarter of 2005 and concluded that there was no impairment of goodwill. In a business combination, goodwill is allocated to our various reporting units, which are the same as our reportable operating segments based on relative fair value of the asset acquired and liabilities assumed. As our operations comprise four reporting units (Americas, Europe/Africa/Middle East, Japan and Asia Pacific), we review the recoverability of goodwill by comparing each unit’s fair value to the net book value of its assets. If the book value of the reporting unit’s assets exceeds its fair value, the goodwill is written down to its implied fair value.

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

Under the 2005 Incentive Compensation Plan as approved in the special meeting of stockholders on May 26, 2005, the Company granted restricted stock to employees and members of the board of directors during the nine months ended September 30, 2005. Restricted stock awards are valued based on the market price of a share of non-restricted stock on the grant date and compensation expense is recognized over the vesting period of the restricted stock.

RESULTS OF OPERATIONS

Net sales. The following table compares net sales by geographic region and major product line for the three and nine month periods ended September 30, 2005 and September 24, 2004:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004
	(in thousands)		(in thousands)
United States:
Ophthalmic surgical	$79,254	$36,952	$162,254	$92,287
Eye care	15,614	13,434	43,152	38,563

Total United States	94,868	50,386	205,406	130,850

Americas, excluding United States:
Ophthalmic surgical	8,054	5,070	21,510	14,009
Eye care	3,601	3,256	8,332	8,119

Total Americas, excluding United States	11,655	8,326	29,842	22,128

Europe/Africa/Middle East:
Ophthalmic surgical	46,065	40,753	148,334	105,808
Eye care	25,073	25,378	73,627	75,526

Total Europe/Africa/Middle East	71,138	66,131	221,961	181,334

Japan:
Ophthalmic surgical	20,267	20,510	57,548	41,792
Eye care	23,453	34,042	77,956	93,079

Total Japan	43,720	54,552	135,504	134,871

Asia Pacific:
Ophthalmic surgical	17,005	10,211	43,690	24,535
Eye care	9,847	8,760	31,440	23,696

Total Asia Pacific	26,852	18,971	75,130	48,231

Total net sales:
Ophthalmic surgical	170,645	113,496	433,336	278,431
Eye care	77,588	84,870	234,507	238,983

Total net sales	$248,233	$198,366	$667,843	$517,414

U.S.	38.2%	25.4%	30.8%	25.3%
International (excluding U.S.)	61.8%	74.6%	69.2%	74.7%

We have organized our operations into four regions: the Americas, which includes North and South America, Europe/Africa/Middle East, Japan and Asia Pacific.

Total net sales increased 25.1% in the three months ended September 30, 2005, compared to the same period last year, to $248.2 million. Total net sales increased 29.1% in the nine months ended September 30, 2005, compared to the same period last year, to $667.8 million. The increase in net sales in the three months ended September 30, 2005 was primarily the result of sales of products acquired in the VISX Acquisition. The increase in net sales in the nine month ended September 30, 2005 was primarily the result of sales of products acquired in the VISX and Pfizer Acquisitions, increased sales of our branded promoted products, including the acquired brands, partially offset by declines in our older non-promoted products and eye care sales in Japan, and favorable foreign currency changes. Net sales of acquired VISX products approximated $47.7 million and $61.1 million in the three and nine months ended September 30, 2005, respectively. Net sales of acquired Pfizer products approximated $124.8 million and $32.3 million in the nine months ended September 30, 2005 and September 24, 2004, respectively. Foreign currency fluctuations, particularly related to the Japanese yen and the euro, increased sales by $0.6 million, or 0.3% and $11.1 million, or 2.2% for the three and nine months ended September 30, 2005, respectively, as compared to average rates in effect in 2004. Our sales and earnings may be negatively impacted during times of a strengthening U.S. dollar.

The U.S. information is presented separately as it is our headquarters country, and U.S. sales represented 38.2% and 25.4% of total net sales in the three months ended September 30, 2005 and September 24, 2004, respectively, and 30.8% and 25.3% of total net sales in the nine months ended September 30, 2005 and September 24, 2004, respectively. Additionally, sales in Japan represented 17.6% and 27.5% of total net sales in the three months ended September 30, 2005 and September 24, 2004, respectively, and 20.3% and 26.1% of total net sales in the nine months ended September 30, 2005 and September 24, 2004. No other country, or any single customer, generated over 10% of total net sales in the periods presented.

Net sales in the Americas, including the United States, increased by $47.8 million and $82.3 million in the three and nine months ended September 30, 2005, respectively, compared with the same periods last year and such increases comprised a $45.3 million and a $77.5 million increase in sales of ophthalmic surgical products, respectively, and a $2.5 million and a $4.8 million increase in sales of eye care products, respectively. The increase in sales of ophthalmic surgical products for the three months ended September 30, 2005 was primarily the result of sales of products acquired in the VISX Acquisition and increased sales of our branded promoted products, including Healon family of viscoelastics, Tecnis and ReZoom intraocular lenses, partially offset by a decrease in sales of non-promoted older-technology intraocular lenses. The increase in sales of ophthalmic surgical products for the nine months ended September 30, 2005 was primarily the result of sales of products acquired in the VISX and Pfizer Acquisitions. Net sales of acquired VISX products approximated $40.4 million and $52.3 million in the three and nine months ended September 30, 2005, respectively. Net sales of acquired Pfizer products approximated $36.4 million and $8.9 million in the nine months ended September 30, 2005 and September 24, 2004, respectively. The increase in sales of eye care products was primarily due to an increase in sales of Complete branded products. Net sales in the Americas also include the favorable impact of foreign currency fluctuations of $0.7 million and $1.9 million for the three and nine months ended September 30, 2005, respectively.

Net sales in Europe/Africa/Middle East increased by $5.0 million and $40.6 million in the three and nine months ended September 30, 2005, respectively, compared with the same periods last year and such increases comprised a $5.3 million and a $42.5 million increase in sales of ophthalmic surgical products, respectively, partially offset by a $0.3 million and a $1.9 million decrease in sales of eye care products, respectively. The increase in sales of ophthalmic surgical products for the three months ended September 30, 2005 was primarily the result of sales of products acquired in the VISX Acquisition and increased sales of our branded promoted products, including Tecnis and Sensar intraocular lenses and phacoemulsification products, partially offset by a decrease in sales of non-promoted older-technology intraocular lenses. The increase in sales of ophthalmic surgical products for the nine months ended September 30, 2005 was primarily the result of sales of products acquired in the VISX and Pfizer Acquisitions. Net sales of acquired VISX products approximated $2.6 million and $3.6 million in the three and nine months ended September 30, 2005, respectively. Net sales of acquired Pfizer products approximated $52.0 million and $12.6 million in the nine months ended September 30, 2005 and September 24, 2004, respectively. The decrease in sales of eye care products was primarily due to a decrease in sales of hydrogen peroxide-based products due to the overall market decline as the migration to single-bottle cleaning regimens continues, partially offset by an increase in sales of Complete branded products. Net sales in Europe/Africa/Middle East also include the unfavorable impact of $0.3 million and favorable impact of $6.0 million of foreign currency fluctuations for the three and nine months ended September 30, 2005, respectively, primarily due to the fluctuations of the euro versus the U.S. dollar.

Net sales in Japan decreased by $10.8 million in the three months ended September 30, 2005 and increased by $0.6 million in the nine months ended September 30, 2005, respectively, compared with the same periods last year, which comprised a $0.2 million decrease and a $15.8 million increase in sales of ophthalmic surgical products, respectively, and a $10.6 million and a $15.1 million decrease in sales of eye care products, respectively. The increase in sales of ophthalmic surgical products for the nine months ended September 30, 2005 was primarily the result of sales of products acquired in the VISX and Pfizer Acquisitions. Net sales of acquired VISX products approximated $1.7 million and $1.9 million in the three and nine months ended September 30, 2005, respectively. Net sales of acquired Pfizer products approximated $24.4 million and $8.5 million in the nine months ended September 30, 2005 and September 24, 2004, respectively. The decrease in sales of eye care products was primarily due to lower sales of hydrogen peroxide-based products due to continued shrinkage of this market as contact lens wearers gravitate increasingly to frequent replacement lenses that use more convenient multipurpose solutions and decreased sales of multipurpose products primarily due to rapid growth of daily disposable lenses. Net sales in Japan also include the unfavorable impact of $0.5 million and the favorable impact of $1.6 million of foreign currency fluctuations for the three and nine months ended September 30, 2005, respectively, resulting from the fluctuations of the Japanese yen versus the U.S. dollar.

Net sales in Asia Pacific increased by $7.9 million and $26.9 million in the three and nine months ended September 30, 2005, respectively, compared with the same periods last year and such increases comprised a $6.8 million and a $19.2 million increase in sales of ophthalmic surgical products, respectively, and an $1.1 million and a $7.7 million increase in sales of eye care products, respectively. The increase in sales of ophthalmic surgical products for the three months ended September 30, 2005 was primarily the result of sales of products acquired in the VISX Acquisition and increased sales of our branded promoted products, including Healon family of viscoelastics, Tecnis and Sensar intraocular lenses and phacoemulsification products. The increase in sales of ophthalmic surgical products for the nine months ended September 30, 2005 was primarily the result of sales of products acquired in the VISX and Pfizer Acquisitions and increased sales of branded promoted products, including Sensar intraocular lens and phacoemulsification products. Net sales of acquired VISX products approximated $2.9 million and $3.3 million in the three and nine months ended September 30, 2005, respectively. Net sales of acquired Pfizer products approximated $12.1 million and $2.2 million in the nine months ended September 30, 2005 and September 24, 2004, respectively. The increase in sales of eye care products was primarily due to an increase in sales of Complete branded products. Net sales in Asia Pacific also include the favorable impact of foreign currency fluctuations of $0.7 million and $1.6 million for the three and nine months ended September 30, 2005, respectively.

Global sales of our ophthalmic surgical products increased by $57.1 million, or 50.4%, and $154.9 million, or 55.6%, in the three and nine months ended September 30, 2005, respectively, compared with the same periods last year. The increase in sales of ophthalmic surgical products was primarily the result of sales of products acquired in the VISX Acquisition and increased sales of our branded promoted products, including Healon family of viscoelastics, Tecnis, Ceeon and ReZoom intraocular lenses. Ophthalmic surgical product sales were negatively impacted by decreased sales of non-promoted older-technology intraocular lenses and non-promoted viscoelastics. We believe that global sales of ophthalmic surgical products will continue to grow due to sales of acquired products, including the Healon family of viscoelastics, the Tecnis intraocular lens, the Baerveldt glaucoma shunt, the VISX STAR systems and treatment cards, and increased sales of our Sensar and ReZoom intraocular lens. We expect the growth to be partially offset by decreased sales of our older intraocular lenses as we continue our strategy of promoting our higher-technology intraocular lenses, Tecnis, Sensar and ReZoom. Net sales of acquired VISX products approximated $47.7 million and $61.1 million in the three and nine months ended September 30, 2005, respectively. Net sales of acquired Pfizer products approximated $124.8 million and $32.3 million in the nine months ended September 30, 2005 and September 24, 2004, respectively. Foreign currency fluctuations in the three and nine months ended September 30, 2005 increased international ophthalmic surgical sales by $0.4 million, or 0.3%, and $6.8 million, or 2.4%, respectively, as compared to average rates in effect in the three and nine months ended September 24, 2004.

Global sales of our eye care products decreased by $7.3 million, or 8.6%, and $4.5 million, or 1.9%, in the three and nine months ended September 30, 2005, respectively, compared with the same periods last year. Sales of our eye care products decreased primarily due to decreased sales of hydrogen peroxide-based products, principally in Europe and Japan, where the migration to single-bottle cleaning regimens continues, and decreased sales of multipurpose solutions in Japan due to an increase in the market for daily disposable lenses. Foreign currency fluctuations in the three and nine months ended September 30, 2005 increased international eye care sales by $0.2 million, or 0.3%, and $4.3 million, or 1.8%, as compared to average rates in effect in the three and nine months ended September 24, 2004, respectively.

As part of our product rationalization and repositioning plan to maximize our competitive advantage as the global refractive leader and improve the global penetration of our core cataract, refractive and eye care brands, we intend to discontinue by the end of 2005 a variety of non-strategic cataract surgical and eye care products that lack critical revenue mass, have experienced steadily declining sales trends and/or have generated relatively unattractive margins. We expect the growth of our promoted products to offset the revenue decline related to these discontinued products.

Gross margin. Our gross margin percentage increased as a percent of net sales by 9.6 percentage points to 64.8% in the three months ended September 30, 2005 from 55.2% in the three months ended September 24, 2004. Our gross margin percentage increased as a percent of net sales by 4.4 percentage points to 63.3% in the nine months ended September 30, 2005, from 58.9% in the nine months ended September 24, 2004. Gross profit for the three months ended September 30, 2005 was negatively impacted by approximately $1.6 million, or 0.6 percentage points, related to accelerated business repositioning actions associated with manufacturing productivity improvements. Gross profit for the nine months ended September 30, 2005 was negatively impacted by approximately $3.5 million, or 0.5 percentage points, related to business repositioning actions associated with manufacturing productivity improvements and integration related costs. Excluding the impact of these costs, gross margins as a percent of sales increased primarily due to sales growth in the higher margin Healon family of viscoelastics, the Tecnis and Sensar intraocular lenses and VISX products. In addition, the three and nine month 2004 periods were negatively impacted by the incremental cost of sales of $14.1 million, or 7.1 and 2.7 percentage points, respectively, from the sale of acquired Pfizer inventory adjusted to fair value. The nine-month 2004 period was also negatively impacted by pre-production costs incurred at our manufacturing facility in Madrid, Spain, as well as expansion of our manufacturing facility in Hangzhou, China.

As described earlier, the acceleration of our product rationalization and repositioning strategy will have a significant impact on our gross margin in the fourth quarter of 2005 and continue into 2006.

Selling, general and administrative. Selling, general and administrative expenses increased as a percent of net sales by 2.9 percentage points to 47.5%, and decreased by 0.9 percentage points to 44.8%, in the three and nine months ended September 30, 2005, respectively, from 44.6% and 45.7% in the three and nine months ended September 24, 2004, respectively. Selling, general and administrative expenses for the three and nine months ended September 30, 2005 include approximately $7.9 million and $10.6 million, respectively, in acquisition and integration-related charges and amortization expenses of $7.2 million and $9.4 million, respectively related to the acquired VISX intangible assets. In addition, selling, general and administrative expenses for the three and nine months ended September 30, 2005 also include an $8.6 million charge associated with the termination of a distributor agreement in India that we had with our former parent, Allergan. As described earlier, the acceleration of our product rationalization and repositioning strategy will increase our selling, general and administrative expenses in the fourth quarter of 2005 and continue into 2006. Selling, general and administrative expenses for the three and nine months ended September 24, 2004 include Pfizer acquisition-related charges totaling $6.9 million. The nine months ended September 24, 2004 also includes a $1.4 million charge for an increase to our allowance for doubtful accounts as a result of the termination of a distributor contract in Europe and the likely uncollectibility of amounts due from this former distributor.

Research and development. Research and development expenditures increased as a percent of net sales by 1.5 percentage points to 7.5%, and by 0.7 percentage points to 6.7%, in the three and nine months ended September 30, 2005, respectively, compared with the same periods last year. The increase in research and development expenditures as a percentage of net sales was primarily the result of an increase in spending for research efforts in the ophthalmic surgical business and slower-than-anticipated integration of VISX research and development operations. We expect our research and development cost as a percentage of sales to decrease in the fourth quarter of 2005 as we consolidate some research and development cost following the VISX Acquisition.

In-process research and development. In the three and nine months ended September 30, 2005, we recorded a $39.3 million and a $490.8 million in-process research and development charge, respectively. Included in this charge is a $39.3 million and a $488.5 million charge resulting from the VISX Acquisition. This charge represents the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. The additional charge in the three months ended September 30, 2005 resulted primarily from the completion of the in-process research and development valuation associated with the VISX Acquisition.

Non-operating expense. Interest expense was $8.8 million and $23.6 million in the three and nine months ended September 30, 2005, respectively, compared to $8.4 million and $19.3 million in the three and nine months ended September 24, 2004, respectively.

Interest expense in the three and nine months ended September 30, 2005 includes a pro-rata write-off of debt issuance costs of $3.8 million and $5.7 million, respectively, associated with the termination of the term loan, partially offset by the recognition of a pre-tax realized gains on interest rate swaps of $0.8 million in both periods.

Interest expense in the three months ended September 24, 2004 includes a pro-rata write-off of debt issuance costs of $1.5 million as a result of the exchange of $18.0 million aggregate principal amount of 3 1/2% convertible senior subordinated notes and partial repayment of the term loan. Interest expense in the nine months ended September 24, 2004 includes a pro-rata write-off of debt issuance costs and one-time commitment fee of $7.6 million, write-off of original issue discount of $0.7 million, partially offset by the recognition of net realized gains on interest rate swaps of $3.2 million, all associated with the prepayment of the Japan term loan in June 2004, the consummation of the June 2004 tender offer for $70.0 million aggregate principal amount of 9 1/4% senior subordinated notes and the exchange of $126.6 million aggregate principal amount of 3 1/2% convertible senior subordinated notes for common stock and cash in June 2004.

We expect interest expense to be higher in 2005 as compared to 2004 due to the additional debt incurred to finance the Pfizer Acquisition as well as the additional $200.0 million of debt incurred to fund certain transaction fees and the cash consideration portion of the VISX Acquisition.

We recorded an unrealized gain on derivative instruments of $0.2 million and $1.2 million in the three and nine months ended September 30, 2005, respectively, compared to an unrealized gain of $0.3 million and $0.8 million in the three and nine months ended September 24, 2004, respectively. We record as “unrealized gain/loss on derivative instruments” the mark to market adjustments on the outstanding foreign currency options and forward contracts which we enter into as part of our overall risk management strategy to reduce the volatility of expected earnings in currencies other than the U.S. dollar.

In the three months ended September 24, 2004, we recorded a $3.5 million ($3.5 million, net of tax) charge as a loss as the result of exchanging approximately 1 million shares of common stock for approximately $18.0 million in aggregate principal amount of 3 1/2% convertible senior subordinated notes. The loss due to exchange of 3 1/2% convertible senior subordinated notes of $115.3 million recorded in the nine months ended September 24, 2004 comprised a non-cash charge of $110.7 million ($110.7 million, net of tax) and a cash charge of $4.6 million ($4.6 million, net of tax). We exchanged approximately 6.8 million shares of common stock and $4.6 million in cash for approximately $126.6 million in aggregate principal amount of these notes and because these notes were not convertible into equity at such time, the related non-cash and cash charges were recorded.

Other non-operating expense in the nine months ended September 24, 2004 includes a charge of $10.8 million for the premium paid for the repurchase of 9 1/4% senior subordinated notes.

Income taxes. The effective tax rate for the three and nine months ended September 30, 2005 was (22.7%) and (4.6%), respectively, compared to the effective tax rate of 0.2% and (1.5%) for the three and nine months ended September 24, 2004, respectively. Loss before income taxes for the three months ended September 30, 2005 included an in-process research and development charge of $39.3 million and a charge of $8.6 million associated with the termination of a distribution agreement in India that we had with our former parent, Allergan, for which no tax benefit was provided on these items. We have provided a tax provision of 32% on the remaining income. Loss before income taxes for the nine months ended September 30, 2005 included an in-process research and development charge of $490.8 million, a non-cash charge of $0.5 million related to the exchange of 3 1/2% convertible senior subordinated notes and a charge of $8.6 million associated with the termination of a distribution agreement in India with Allergan, for which no tax benefit was provided on these items. We have provided a tax provision at 33% on the remaining income.

Loss before income taxes for the three months ended September 24, 2004 included a $28.1 million in-process research and development charge and a non-cash charge of $3.5 million related to the exchange of 3 1/2% convertible senior subordinated notes, for which no tax benefit was provided on these items. Loss before income taxes for the nine months ended September 24, 2004 included a $28.1 million in-process research and development charge, a non-cash charge of $110.7 million and a cash charge of $4.6 million related to the exchange of 3 1/2% convertible senior subordinated notes, for which no tax benefit was provided on these items. We provided a tax provision at 35% on the remaining income.

The lower rate in 2005 reflects continuing implementation of our long-term tax strategies. The lower tax rate in 2005 also reflects final adjustments of previously accrued pre-spin-off taxes attributable to our business in 2002 and payable to Allergan pursuant to a pre-spin tax sharing agreement. These adjustments resulted in a $1.4 million benefit in the three months ended September 30, 2005. Our future effective income tax rate may vary depending on our mix of domestic and international taxable income or loss and the various tax and treasury methodologies that we implement, including our policy regarding repatriation of future accumulated foreign earnings.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms. As of September 30, 2005, we had working capital of $188.4 million, including cash and equivalents of $48.9 million.

Historically, we have generated cash from operations in excess of working capital requirements, and we expect to do so in the future. The net losses in the first nine months of 2005 and 2004 included non-cash charges for in-process research and development and depreciation and amortization. The net loss in the first nine month of 2004 also included non-cash charges on the exchange of convertible senior subordinated notes. Net cash used in operating activities was $7.7 million in the nine months ended September 30, 2005. Net cash provided by operating activities was $8.0 million in the nine months ended September 24, 2004. Operating cash flow decreased in the nine months ended September 30, 2005, compared to the nine months ended September 24, 2004 primarily due to an increase in inventories and a decrease in accounts payable and accrued expenses and other liabilities. The increase in inventories was primarily due to a build up of “bridging” stock as we prepared for the transition of eye care manufacturing from Allergan, the softness in hydrogen peroxide sales and the increase in size and scope of our global manufacturing net work. The decrease in accounts payable and accrued expenses and other liabilities is primarily due to payments of merger related transaction costs incurred by VISX, severance payments, the payment of annual bonuses, the first interest payment on the 2 1/2% convertible senior subordinated notes and the timing of payments at the end of period. Additionally, in February 2004, we received approximately $4.7 million from Allergan. This payment ended a dispute between us and Allergan regarding the ownership of a certain value added tax receivable due from France.

Net cash used in investing activities was $66.0 million and $471.5 million in the nine months ended September 30, 2005 and September 24, 2004, respectively. Expenditures in the nine months ended September 30, 2005 include approximately $176.2 million of cash payments to VISX stockholders as part of the consideration of the VISX Acquisition, net of acquired VISX cash and equivalents of approximately $156.8 million, approximately $15.8 million of cash payments for VISX Acquisition related transaction costs and $1.7 million net cash payments to Quest stockholders. Expenditures in the nine months ended September 24, 2004 include the $456.7 million Pfizer Acquisition purchase price and related transaction costs. Expenditures for property, plant and equipment totaled $13.2 million and $9.0 million in the nine months ended September 30, 2005 and September 24, 2004, respectively. Expenditures in the nine months ended September 30, 2005 primarily comprised expansion and remodeling of our leased headquarters, expenditures at our manufacturing facilities and computer replacements. Expenditures in the nine months ended September 24, 2004 primarily comprised expansion of our manufacturing facilities, capital expenditures at the acquired manufacturing facilities and construction of research and development facilities at our leased headquarters. We expect to incur significant capital expenditures with respect to the Uppsala, Sweden manufacturing facility during the next two years in order to separate the facility from existing Pfizer operations. Expenditures for demonstration (demo) and bundled equipment, primarily phacoemulsification and microkeratome surgical equipment, were $8.3 million and $5.1 million in the nine months ended September 30, 2005 and September 24, 2004, respectively. We maintain demo and bundled equipment to facilitate future sales of similar equipment and related products to our customers. Expenditures for capitalized internal-use software were $7.6 million in the nine months ended September 30, 2005, which primarily comprised a company-wide system upgrade as part of the overall expansion of our business. Expenditures for capitalized internal-use software were $0.7 million in the nine months ended September 24, 2004. We capitalize internal-use software cost after technical feasibility has been established. In 2005, we expect to invest approximately $40.0 million to $50.0 million in property, plant and equipment, demo and bundled equipment, and capitalized software as part of the overall expansion of our business.

Net cash provided by financing activities was $75.8 million in the nine months ended September 30, 2005, which comprised $150.0 million of proceeds form the issuance of 1.375% convertible senior subordinated notes, $96.5 million of borrowings under the senior revolving credit facility, $30.6 million of proceeds from the sale of stock to employees and $0.8 million proceeds received after settling an interest rate swap agreement, reduced by $194.0 million of term loan repayments and $8.1 million of financing related costs. Net cash provided by financing activities was $450.3 million in the nine months ended September 24, 2004, which primarily comprised $350.0 million of proceeds from the issuance of 2 1/2% convertible senior subordinated notes and a $250.0 term loan partially offset by repayment of debt of $138.2 million and financing related costs of $16.6 million.

In January 2005, we entered into an amendment to the senior credit facility to provide for an increase of $100.0 million in the revolving loan commitments and an additional $100.0 million in term loan commitments.

On May 27, 2005, we and certain of our subsidiaries, as guarantors thereunder, entered into an amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement, which provided for an increase by $100.0 million in the revolving loan commitments under the senior credit facility, which amounts were made available to us to finance in part the VISX Acquisition, and are available for working capital and other general corporate purposes subject to satisfaction of certain conditions; and which provides for termination of $100.0 million of existing term loan commitments. As a result of the termination of the existing term loan commitment, we wrote off debt issuance costs of approximately $1.9 million in the second quarter of 2005. The Amendment increased the revolving loan commitments to $300.0 million. The maturity of the senior credit facility remains unchanged at June 25, 2009.

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

On July 21, 2005, we paid off the balance of our term loan, including approximately $149.1 million of principal and approximately $1.2 million of accrued interest, using the net proceeds from the 1.375% convertible senior subordinated notes and existing cash. As a result of the termination of the term loan, we wrote off debt issuance costs of approximately $3.8 million in the three months ended September 30, 2005.

At September 30, 2005, approximately $8.8 million of the senior revolving credit facility has been reserved to support letters of credit issued on our behalf, and we have approximately $194.7 million undrawn and available revolving loan commitments. The senior credit facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and interest coverage ratios. Certain covenants under the senior credit facility and the indenture relating to the senior subordinated notes also limit the incurrence of additional indebtedness. The senior credit facility prohibits cash dividend payments. We were in compliance with these covenants at September 30, 2005.

On April 14, 2005, we exchanged 160,695 shares of common stock for $3.0 million aggregate principal amount of 3 1/2% convertible senior subordinated notes in a privately negotiated transaction. The exchange resulted in an increase of $3.5 million to common stock and paid-in capital. A non-cash charge of $0.5 million representing the fair value of shares issued as a premium was recorded in the second quarter of 2005.

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

Foreign currency fluctuations. Approximately 69% of our revenues for the nine months ended September 30, 2005 were derived from operations outside the United States and a significant portion of our cost structure is denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

The impact of foreign currency fluctuations on sales was a $0.6 million and an $11.1 million increase for the three and nine months ended September 30, 2005, respectively, and an $8.9 million and a $28.6 million increase for the three and nine months ended September 24, 2004, respectively. The sales increases were due primarily to a strengthening of the Japanese yen and the euro versus the U.S. dollar.

Contractual obligations. The following represents a list of our material contractual obligations and commitments as of September 30, 2005:

	Payments Due by Year
(In millions)	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt (a)	$—	$—	$—	$—	$—	$505.6	$505.6
Cash commitments for interest payments	1.5	12.9	11.0	11.0	11.0	161.9	209.3
Operating lease obligation	5.4	15.5	10.4	6.0	4.0	22.8	64.1
IT services	1.3	5.2	4.7	—	—	—	11.2
Other purchase obligations, primarily purchases of inventory and capital equipment	57.7	7.1	0.5	1.1	—	—	66.4

(a)	excludes short-term borrowings of $96.5 million.

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

In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first annual reporting period that begins after June 15, 2005. On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. We will adopt SFAS No. 123R in the first quarter of fiscal 2006. As a result of the provisions of SFAS No. 123R and SAB 107, we expect the compensation charges under SFAS No. 123R to reduce diluted net income per share by approximately $0.15 to $0.17 per share for fiscal 2006. However, our assessment of the estimated compensation charges is affected by our stock prices as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FAS No. 109-2). The AJCA introduces an elected limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. The range of reasonably possible amounts being considered by the Company for repatriation as a result of the repatriation provision and the related potential range of income tax benefit of such repatriation are up to $61 million and up to $4.8 million, respectively. If the Company ultimately elects to repatriate foreign earnings under this provision, the Company may recognize a tax benefit as the Company provides taxes on foreign earnings currently and the AJCA, if elected, would reduce the tax expense on foreign earnings eligible for the election. We expect to finalize our assessment by the end of 2005.

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

CERTAIN FACTORS AND TRENDS AFFECTING AMO AND ITS BUSINESS

Our disclosure and analysis in this report contain forward-looking information about our company’s financial results and estimates, business prospects and future products that involve substantial risks and uncertainties. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, financial results, and the expected results and benefits of our acquisition of VISX, Incorporated and the recently announced product rationalization and reorganization. Among the factors that could cause actual results to differ materially are the following:

•	Uncertainties associated with the research and development and regulatory processes;

•	Our ability to make and integrate acquisitions or enter into strategic alliances;

•	Exposure to risks associated with doing business outside of the United States, where we conduct a significant amount of our sales and operations;

•	Foreign currency risks and fluctuation in interest rates;

•	Our ability to introduce new commercially successful products in a timely and effective manner;

•	Our ability to maintain a sufficient and timely supply of products we manufacture;

•	Our reliance on sole source suppliers for raw materials and other products;

•	Intense competition from companies with substantially more resources and a greater marketing scale;

•	Risks and expenses associated with our ability to protect our intellectual property rights;

•	Risks and expenses associated with intellectual property litigation and infringement claims;

•	Unexpected losses due to product liability claims, product recalls or corrections, or other litigation;

•	Our ability to maintain our relationships with health care providers;

•	Risks, uncertainties and delays associated with extensive government regulation of our business, including risks associated with regulatory compliance, quality systems standards, and complaint-handling;

•	Our ability to attract, hire and retain qualified personnel;

•	Risks associated with indemnification obligations and potential tax liabilities associated with our spin-off from Allergan;

•	Our significant debt, which contains covenants limiting our business activities;

•	The impact of the change in the accounting treatment of stock options upon the adoption of SFAS No. 123R or other significant changes to generally accepted accounting principles;

•	Risks associated with our ability to successfully integrate VISX and realize the benefits of the combined company;

•	Changes in market acceptance of laser vision correction;

•	The possibility of long-term side effects and adverse publicity regarding laser correction surgery;

•	The effect of weak or uncertain general economic conditions on the ability of individuals to afford laser vision correction;

•	Reliance on a small number of customers for a significant portion of our laser vision correction revenues; and

•	Risks associated with our ability to successfully execute the recently announced product rationalization and reorganization in a timely and effective manner and our ability to accurately forecast costs.

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

Interest rate risk. At September 30, 2005, our debt comprises solely domestic borrowings and comprises $505.6 million of fixed rate debt and $96.5 million of variable rate debt.

In July 2004, we entered into an interest rate swap agreement, which effectively converts the interest rate on $125.0 million of term loan borrowings from a floating rate to a fixed rate. This interest rate swap would have matured in July 2006 and qualified as a cash flow hedge. In April 2005, we realized the value of the interest rate swap agreement. We received approximately $0.8 million and included the related net unrealized gain of approximately $0.5 million, which includes the accrued but unpaid net amount between us and the swap counterparty, as a component of accumulated other comprehensive income in the second quarter of 2005. As a result of the early repayment of the term loan in July 2005, the pre-tax gain in the interest rate swap of $0.8 million was fully recognized as a reduction to the interest expense in the three months ended September 30, 2005. At September 30, 2005, there are no outstanding interest rate swaps.

The tables below present information about our debt obligations and interest rate derivatives as of September 30, 2005 and December 31, 2004:

September 30, 2005

	Maturing in						Total	Fair Market Value
	2005	2006	2007	2008	2009	Thereafter
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$350,000	$350,000	$376,705
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$5,600	$5,600	$8,749
Weighted Average Interest Rate	—	—	—	—	—	3.50%	3.50%
Fixed Rate	$—	$—	$—	$—	$—	$150,000	$150,000	$143,545
Weighted Average Interest Rate	—	—	—	—	—	1.375%	1.375%
Variable Rate	$50,000	$46,500	$—	$—	$—	$—	$96,500	$96,500
Weighted Average Interest Rate	5.65%	5.65%	—	—	—	—	5.65%
Total Debt Obligations	$50,000	$46,500	$—	$—	$—	$505,600	$602,100	$625,499
Weighted Average Interest Rate	5.65%	5.65%	—	—	—	2.18%	2.73%

December 31, 2004

	Maturing in						Total	Fair Market Value
	2005	2006	2007	2008	2009	Thereafter
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$350,000	$350,000	$379,750
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$8,600	$8,600	$18,311
Weighted Average Interest Rate	—	—	—	—	—	3.50%	3.50%
Variable Rate	$1,950	$1,950	$1,950	$94,559	$93,584	$—	$193,993	$193,993
Weighted Average Interest Rate	4.50%	4.50%	4.50%	4.50%	4.50%	—	4.50%
Total Debt Obligations	$1,950	$1,950	$1,950	$94,559	$93,584	$358,600	$552,593	$592,054
Weighted Average Interest Rate	4.50%	4.50%	4.50%	4.50%	4.50%	2.52%	3.22%
INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Variable to Fixed	$—	$125,000	$—	$—	$—	$—	$125,000	$319
Average Pay Rate	—	3.05%	—	—	—	—	3.05%
Average Receive Rate	—	2.57%	—	—	—	—	2.57%

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

We may enter into foreign exchange option and forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business operations. Accordingly, we enter into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We enter into foreign exchange option and forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. We do not enter into foreign exchange option and forward contracts for trading purpose.

We use foreign currency option contracts, which provide for the sale of foreign currencies to offset foreign currency exposures expected to arise in the normal course of our business. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. The principal currencies subject to this process are the Japanese yen and the euro. The foreign exchange forward contracts are entered into to protect the value of foreign currency denominated monetary assets and liabilities and the changes in the fair value of the foreign currency forward contracts were economically designed to offset the changes in the revaluation of the foreign currency denominated monetary assets and liabilities, primarily assets and liabilities denominated in Japanese yen, the euro and Swedish krona. The changes in the fair value of foreign currency option and forward contracts are recorded through earnings as “Unrealized (gain) loss on derivative instruments” while any realized gains or losses on expired contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of operations. Any premium cost of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized over the life of the options.

At September 30, 2005, the aggregate notional amounts and strike amounts of our outstanding yen, euro and krona currency option and forward contracts were $79.6 million and 112.75, $53.1 million and 1.19 and $26.1 million and 7.67, respectively. At December 31, 2004, the aggregate notional amounts and strike amounts of our outstanding yen and euro currency option contracts were $67.3 million and 114.42 and $56.9 million and 1.15, respectively. The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The fair value of these foreign currency option and forward contracts were immaterial at September 30, 2005 and $0.1 million at December 31, 2004, respectively. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of September 30, 2005 and December 31, 2004, respectively. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective. In addition, our management evaluated our internal control over financial reporting and there have been no changes during the most recent fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On or about November 12, 2004, two putative class action lawsuits were filed in the Superior Court of the State of California, County of Santa Clara, against VISX and the VISX board of directors. The cases were captioned William Kinchy vs. VISX, Incorporated, et al., Case No. 104CV030447 and Douglas Shearer vs. VISX, Incorporated, et al., Case No. 104CV030452. On January 27, 2005, the court ordered the two cases consolidated under the Kinchy case. On January 28, 2005, William Kinchy filed an amended complaint that alleges, among other things, that the VISX board of directors and certain executive officers breached their fiduciary duties of loyalty and due care by approving the merger agreement and the merger contemplated by the merger agreement without undertaking sufficient efforts to obtain the best offer possible for stockholders. The complaint further alleges that the consideration to be paid in the merger is unfair and inadequate, and that the defendants breached their fiduciary duties to care, loyalty and candor to VISX from consummating the merger and rights of rescission against the merger and any of the terms of the merger agreement, as well as attorneys’ fees and costs. On March 14, 2005, VISX reached an agreement in principle with plaintiff’s counsel pursuant to which plaintiff would release the defendants, as well as AMO and certain VISX agents and affiliates, from all claims that have been brought or could have been brought under the state or federal law arising out of or relating to the merger. The settlement agreement was approved by the Superior Court of the State of California for the County of Santa Clara on October 6, 2005. Under the agreement, VISX agreed to make certain additional disclosures that were included in the joint proxy statement/prospectus. In addition, VISX paid fees applied for by plaintiff’s counsel of $500,000.

On August 8, 2005, Alcon Manufacturing, Ltd and Alcon Laboratories, Inc. filed a complaint against us in the U.S. District Court for the Northern District of Texas, Fort Worth Division, for infringement of U.S. Patent Nos. 4,921,477 (relating to a surgical irrigation and aspiration system with a dampening device); 5,199,943 (relating to an ultrasonic surgical handpiece); 5,188,589 (relating to a textured sleeve in a phacoemulsification handpiece); and 5,876,016 and 6,109,572 (both of which relate to an apparatus and method to elevate an infusion source in an ophthalmic surgical procedure). Alcon alleged that we infringe these patents in the course of selling our phacoemulsification systems or accessories, and is seeking damages and a permanent injunction.

On September 13, 2005, Alcon Manufacturing, Ltd. filed a complaint against us in the U.S. District Court for the Northern District of Texas, Dallas Division, for infringement of U.S. Patent No. 5,273,056 relating to the use of a combination of viscoelastics during ophthalmic surgery. Alcon alleged that we infringed, contributorily infringed, and/or induced infringement of this patent, and is seeking damages and a permanent injunction.

We do not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on our financial position, results of operations or cash flows. However, we may incur substantial expenses in defending against third party claims. In the event of a determination adverse to us or our subsidiaries, we may incur substantial monetary liability, and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 25, 2005 to July 29, 2005	—		—	—	—
July 30, 2005 to August 26, 2005	—		—	—	—
August 27, 2005 to September 30, 2005	6	(1)	$39.82	—	—
Total	6		$39.82	—	—

(1)	Represents shares purchased from an employee to pay taxes related to an employee benefit plan.

Item 6.	Exhibits

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard A. Meier pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James V. Mazzo and Richard A. Meier pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2005

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