Form 10-K
period 2005-12-31
ADVANCED MEDICAL OPTICS INC
filed 2006-03-14
CIK 1168335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act. Yes ☐    No  ☒

Note:  Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act  from their obligations under those Sections.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days      Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates is approximately $2.1 billion based upon the closing price on the New York Stock Exchange as of June 24, 2005.

Common Stock outstanding as of February 28, 2006:  68,450,579 shares (including 1,397 shares held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2006 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2005.

i

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

Overview

We are a global leader in the development, manufacture and marketing of medical devices for the eye. We have two major product lines: ophthalmic surgical and eye care. Our ophthalmic surgical product line provides medical devices for use in the cataract / implant and laser vision correction markets. In the cataract and implant market, we focus on the four key products required for cataract surgery – foldable intraocular lenses, or IOLs, implantation systems, phacoemulsification systems and viscoelastics. In the laser vision correction market, we market laser systems, diagnostic devices, treatment cards and microkeratomes for use in laser eye surgery. Our eye care product line provides a full range of contact lens care products for use with most types of contact lenses. These products include single-bottle, multi-purpose cleaning and disinfecting solutions, hydrogen peroxide-based disinfecting solutions, daily cleaners, enzymatic cleaners and contact lens rewetting drops. In addition, we sell contact lenses in Europe and Asia. Our products are sold in approximately 60 countries and we have direct operations in over 20 countries.

In June 2004, we completed our acquisition of Pfizer Inc.’s surgical ophthalmic business, which expanded our viscoelastic and IOL product offerings, allowing us to offer a more comprehensive portfolio of products required to perform cataract surgery. We acquired the Healon family of viscoelastic products and the Tecnis and CeeOn IOL brands. The addition of the Healon family, one of the leading viscoelastic brands, significantly expanded our viscoelastic product line. The Tecnis and CeeOn IOL brands further strengthened our position in the ophthalmic surgery market with the Tecnis Multifocal IOL brand further expanding our refractive IOL portfolio. We also acquired the Baerveldt glaucoma shunt, or drainage device, which provided an entry for us into the glaucoma market.

In May 2005, we acquired VISX, Incorporated, the global leader in laser vision correction. As a result of the VISX acquisition, we are a leader in the design and development of proprietary technologies and systems for laser vision correction of refractive vision disorders. Our products include the VISX STAR Excimer Laser System, which is a fully integrated ophthalmic medical device incorporating an excimer laser and a computer driven workstation; the VISX WaveScan System, which is a diagnostic device that uses laser beam technology to measure comprehensive refractive errors of the eye and derive comprehensive refractive information about a patient’s individual optical system; and VISX treatment cards, which provide the user with specific access to proprietary software and are required to operate the VISX STAR Excimer Laser System.

Industry

Vision and Vision Impairment.

•            How Vision Works. Vision is enabled by the cornea and the lens, which work together to focus light, and the iris, which regulates the amount of light that passes through the cornea onto the retina. The retina contains light-sensitive receptors that transmit the image through the optic nerve to the brain.

•            Cataracts. Cataracts are an irreversible progressive ophthalmic condition in which the eye’s natural lens loses its usual transparency and becomes clouded and opaque. This clouding obstructs the passage of light to the retina and can eventually lead to blindness.

•            Refractive Disorders. Refractive disorders, such as myopia, hyperopia, astigmatism and presbyopia, occur when the lens system is unable to properly focus images on the retina. For example, with myopia (nearsightedness), light rays focus in front of the retina because the curvature of the cornea is too steep. With hyperopia (farsightedness), light rays focus behind the retina because the curvature of the cornea is too flat. Astigmatism makes it difficult for a person to focus on any object because the otherwise uniform curvature of the cornea or lens is somehow disrupted or becomes uneven. Presbyopia is the progressive loss of flexibility of the lens and its ability to change shape to focus on near or far objects, and is presumably caused by aging of the eye’s lens and the muscles that control the shape of the lens.

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

Cataract Treatment. The largest segment of the ophthalmic surgical products market is the treatment of cataracts. Cataract extraction followed by IOL implantation is one of the most common surgical procedures performed in the United States and most other developed nations. As estimated by MarketScope, approximately 2.8 million cataract procedures were performed in the United States and over 13.3 million cataract procedures were performed worldwide in 2005. MarketScope estimates that the global cataract surgery market, which includes sales of IOLs, phacoemulsification equipment, viscoelastics and other related products, was approximately $3.1 billion in 2005 and is projected to grow at a compound annual growth rate of approximately 9% from 2005 to 2010. The data in this report attributed to MarketScope is used with the permission of MarketScope.

During cataract surgery, patients are often treated using phacoemulsification, a process that uses ultrasound waves to break the natural lens into tiny fragments that can be removed from the eye. Viscoelastics are used during cataract surgery to protect the inner layer of the cornea, provide lubrication and maintain space in the anterior chamber of the eye and the capsular bag in the posterior chamber (which houses the lens), allowing the eye to maintain its shape.

The following table sets forth the estimated revenues for each component of the global cataract surgery market in its various components for the year 2005 according to MarketScope (in millions):

IOLs	$1,284
Viscoelastics	493
Phacoemulsification machines and accessories	463
Other	825
Total	$3,065

                Refractive Vision Correction. Another segment of the ophthalmic surgical market is the surgical treatment of refractive disorders.

LASIK

The most common refractive surgery procedure is laser surgery, and the most common surgical technique for treating refractive disorders is laser assisted in-situ keratomileusis, or LASIK. LASIK involves the use of an automated cutting device to cut a thin corneal flap, which is then pulled back to expose the underlying tissue, which is treated using an excimer laser to achieve vision correction. The most common cutting device is called a microkeratome.

As a result of the VISX acquisition, we are a leader in the design and development of proprietary technologies and systems for laser vision correction of refractive vision disorders. Laser vision correction (LVC) eliminates or reduces reliance on eyeglasses or contact lenses. It employs a computerized laser that ablates, or removes, sub-micron layers of tissue from the cornea, reshaping the eye and thereby improving vision.

Standard LASIK was introduced in the mid 1990’s. In performing Standard LASIK, an ophthalmologist conducts a traditional eye examination to determine the prescription required to correct the patient’s vision. The prescription is then programmed into the laser system, which calculates the ablation needed to make a precise corneal correction to treat nearsightedness, farsightedness, and astigmatism. Unlike Custom LASIK (see below), Standard LASIK cannot correct higher order aberrations.

The most advanced method of performing laser vision correction is Custom LASIK. Custom LASIK employs a diagnostic evaluation of the eye that measures refractive errors in the patient’s vision more precisely than previously available technology. The diagnostic device obtains comprehensive information about the imperfections, or refractive errors, of each patient’s vision. Refractive errors are displayed by the diagnostic device in the form of an aberration map that offers a unique pattern for each patient’s eye, similar to a fingerprint. The map displays information about refractive errors that result in nearsightedness, farsightedness, and astigmatism, as well as information about higher order aberrations that were not previously measurable by any other instrument.

The information from the diagnostic device is used to generate a personalized treatment plan that is digitally transferred to the laser system. The ablation derived from this information is therefore customized to the individual’s eye.

Laser vision correction can also be performed by photorefractive keratectomy (“PRK”). PRK does not require the use of a microkeratomes, and the epithelial layer (or outer layer) of the cornea is removed before ablation. Patients may experience discomfort for approximately 24 hours and blurred vision for approximately 48 to 72 hours after the procedure. Drops to promote corneal healing and alleviate discomfort may be prescribed. Although most patients experience significant improvement in uncorrected vision (vision without the aid of eyeglasses or contact lenses) within a few days of the procedure, unlike LASIK it generally takes several months for the final correction to stabilize and for the full benefit of the procedure to be realized.

IOLs. Surgical implantation of IOLs may be used to treat those patients with refractive disorders. Phakic IOLs can be implanted in front or in back of the iris and work in conjunction with the patient’s natural lens to treat refractive disorders. Multifocal IOLs address near, intermediate and distance vision and are approved for non-cataract procedures outside of the United States. Other procedures, such as replacing the patient’s natural lens with an accommodating IOL for refractive vision correction, are also being developed.

Eye Care Market. As the use of contact lenses has become increasingly popular, the demand for disinfecting solutions, daily cleaners, enzymatic cleaners and contact lens rewetting drops has increased. We believe that the contact lens market growth is driven by technological advancements in lens materials and designs and broader adoption among younger wearers. In response to increasing popularity of more frequently replaceable lenses and consumer interest in more convenient lens care regimens, we believe the contact lens care market continues to evolve towards greater use of single-bottle, multi-purpose solutions and away from hydrogen peroxide-based solutions. This evolution has had an unfavorable impact on the global hydrogen peroxide market, which is concentrated in Japan and parts of Europe.

Overall, we believe that strong demographic trends, new lens materials and specialty lenses are fueling global increases in the number of contact lens wearers, especially in China and other Asia Pacific countries. We believe that this is contributing to overall growth in multi-purpose solutions. The exception to this positive dynamic is in Japan, where a higher than average percent of the market has moved to daily disposable contact lenses that use cleaning solutions only occasionally or not at all.

Finally, the eye care market includes artificial tear and contact lens rewetter products designed to relieve dryness associated with contact lens wear, environmental conditions and dry eye disease. We believe the global market for artificial tear products exceeds $500 million per year.

Our Products

Ophthalmic Surgical Product Line

Our ophthalmic surgical products business develops, manufactures and markets medical devices for the cataract / implant and laser vision correction markets, with a focus on technologically advanced products.

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

Intraocular Lenses. As a leading provider of IOLs, we offer surgeons a choice of high quality, innovative foldable IOLs in both acrylic and silicone, together with our proprietary implantation systems, for use in minimally invasive cataract surgical procedures. We are the only company that offers a selection of IOLs in both silicone and acrylic materials in the United States, and we offer both monofocal and multifocal designs. Sales of our IOLs represented approximately 28%, 32% and 34% of our net sales in 2005, 2004 and 2003, respectively. Our IOLs primarily include:

Monofocal Lenses

•                  Tecnis – the only foldable IOL with an aspheric surface and the only IOL to receive FDA approval for claims of improved functional vision, which results in quicker recognition of objects in lower-light conditions. The Tecnis lens is the only lens currently designated as a “new technology intraocular lens” by the U.S. Center for Medicare and Medicaid Services. With this designation, ambulatory surgery centers can receive $50 in additional reimbursement when implanting the Tecnis IOL.

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

•                  PhacoFlex – a silicone monofocal IOL.

Multifocal and Refractive Lenses

•                  ReZoom – an acrylic multifocal IOL with optical zones that provide near, intermediate and distance vision, reducing that patient’s dependence on eyeglasses. The ReZoom IOL is also approved in Europe for the treatment of presbyopia.

•                  Tecnis Multifocal – a silicone multifocal IOL with a diffractive, aspheric lens surface is approved in Europe for treatment of presbyopia.

•                  Verisyse – a phakic IOL that works in conjunction with the human lens to treat high myopia

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

Phacoemulsification Systems. We are a leading provider of phacoemulsification systems, and have a range of systems to meet market needs. Phacoemulsification systems use disposable or reusable packs that are necessary to operate the equipment. The majority of our phacoemulsification product sales are from sales of these packs and related accessories. Sales of our phacoemulsification products represented approximately 9%, 10% and 11% of our net sales in 2005, 2004 and 2003, respectively.

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

•                  Diplomax – is a small-sized phacoemulsification system designed for surgeons who need a less expensive and more portable machine. These systems do not include WhiteStar technology, but do employ Occlusion Mode technology.

Viscoelastics. We acquired from Pfizer in June 2004 the Healon family of viscoelastics, and as a result are a leading provider of viscoelastic products. The Healon family is one of the leading brands of viscoelastics and has significantly expanded the scale of our existing viscoelastic offering. The different characteristics associated with each Healon product, Healon, Healon GV and Healon5, provide surgeons with a range of viscoelastic choices that combine the familiarity of the Healon line with advanced technologies to satisfy different surgical needs. Healon was the first viscoelastic introduced into the ophthalmic surgical product market and is known for its purity and ease of use. Healon GV is of a greater viscosity than the original Healon solution, which is designed for certain ophthalmic surgical procedures. Healon5 is the first and only viscoadaptive agent to exhibit properties of both cohesive and dispersive viscoelastics. Healon5 has the highest viscosity of any viscoelastic currently available and is designed to create and maintain a deep anterior chamber during surgery, which facilitates manipulation inside the eye. Sales of our viscoelastic products represented approximately 14%, 10% and 3% of our net sales in 2005, 2004 and 2003, respectively.

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

Laser Vision Correction

Our laser vision correction products include the following:

•                  VISX STAR Excimer Laser System – The VISX STAR System is a fully integrated ophthalmic medical device incorporating an excimer laser and a computer-driven workstation.

•                  VISX WaveScan System – The WaveScan System is a diagnostic device that uses laser beam technology to measure comprehensive refractive errors of the eye and complex mathematical algorithms to derive comprehensive refractive information about the patient’s individual optical system.

•                  VISX Treatment Cards – Our proprietary treatment cards control the use of the VISX STAR System.

•                  Microkeratomes – Surgeons use microkeratomes in LASIK procedures to cut a flap of corneal tissue before treatment with an excimer laser.

VISX STAR Excimer Laser System. The laser ablations produced by the VISX STAR System are the product of a variable diameter excimer laser beam scanning system. Seven beams that range in size from 0.65 to 6.5 millimeters are homogenized as they converge, scan, and rotate to produce a smooth ablation area on the eye. The VISX STAR System centers on the eye and tracks eye movements in three dimensions during the procedure. We also recently released our Iris Registration technology, the first fully automated method of aligning and registering wavefront corrections for CustomVue treatment. Iris Registration is designed to replace the current means of registration, which involves manual marking of the eye to assess rotational movement.

The VISX STAR System performs Standard LASIK, CustomVue laser vision correction, and PRK. It also performs specialized procedures known as Custom-CAP, which treats patients who previously had LVC surgery resulting in symptomatic decentered ablations (a condition that affects fewer than 4,000 patients per year) and PhotoTherapeutic Keratectomy, or PTK, which treats corneas that are scarred or have irregularities from prior infection, trauma or underlying corneal disease.

VISX WaveScan System. The WaveScan System displays refractive information about the patient’s individual optical system in the form of an aberration map. This unique map, similar to a fingerprint for each patient’s eye, offers objective information about refractive errors associated with nearsightedness, farsightedness and astigmatism, as well as information about higher order aberrations that were previously unmeasurable by any other instrument.

VISX Treatment Cards. Each treatment card provides the user with specific access to proprietary software and is required to operate the VISX STAR System. Because treatment cards are required to perform procedures, there is a strong correlation between treatment card sales and the number of procedures performed on VISX STAR Systems. Types of VISX treatment cards include: VisionKey® Cards for performing standard LASIK procedures, which in the United States carries a license fee for each procedure that is purchased; CustomVue Cards for performing Custom LASIK, which carry a worldwide license fee for each procedure that is purchased; Custom-CAP Cards for performing laser vision correction with a previously decentered ablation, which carry a worldwide license fee for each procedure that is purchased; and the PTK Card, which is offered to physicians at a nominal charge to treat certain types of corneal pathologies.

Microkeratomes. In the refractive surgery market, we are a worldwide distributor of the Amadeus and Amadeus II microkeratome system and SurePass microkeratome blades.

Eye Care Product Line

In the eye care market, we focus on creating products that make contact lenses more comfortable, simplify contact lens care and promote ocular health. Our eye care business develops, manufactures and markets a full range of contact lens care products for use with most types of contact lenses. Our comprehensive product offering includes single-bottle multi-purpose cleaning and disinfecting solutions and hydrogen peroxide-based disinfecting solutions to destroy harmful microorganisms in and on the surface of contact lenses; daily cleaners to remove undesirable film and deposits from contact lenses; enzymatic cleaners to remove protein deposits from contact lenses; and lens rewetting drops to provide added wearing comfort.

Multi-Purpose Solutions. We market our Complete brand single-bottle multi-purpose solutions, a convenient, one bottle chemical disinfecting system for soft contact lenses, on a worldwide basis. Complete MoisturePLUS is the first single-bottle, multi-purpose solution with dual demulcents to help prevent contact lens dryness and discomfort and promote ocular health. Sales of our multi-purpose solutions represented approximately 17%, 21% and 23% of our net sales in 2005, 2004 and 2003, respectively. We also offer Complete Blink-N-Clean, a unique in-the-eye lens cleaning solution.

Hydrogen Peroxide-Based Solutions. We offer products that use hydrogen peroxide-based disinfection systems. Our leading hydrogen peroxide brands are the Oxysept 1 Step, Ultracare, Consept 1 Step and Consept F solutions. Sales of our hydrogen peroxide-based solutions represented approximately 9%, 14% and 16% of our net sales in 2005, 2004 and 2003, respectively.

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

•                  Correcting refractive error – advancements in laser assisted intrastromal keratoplasty (LASIK) through both standard and wavefront guided treatments.

•                  Adjunctive technologies for LASIK – pachymetry and wavefront guided mapping of the cornea for LASIK refractive error correction along with microkeratome technologies for creation of the corneal flap prior to laser ablation.

Current projects include expansion of our portfolio of IOLs with the launch of the Tecnis acrylic IOL. Other projects include developing easier to use insertion systems for our foldable IOLs that provide for faster and safer procedures, and advances to our high end phacoemulsification system including our proprietary WhiteStar software technology.

In addition to cataract surgery products, we are leveraging our expertise in IOL implant technology to the areas of the surgical correction of refractive errors such as the Verisyse phakic IOL and two multifocal IOLs, ReZoom Multifocal and Tecnis Multifocal. These areas represent largely unmet needs that are not addressed by current surgical procedures. Products that are currently under development include Veriflex, a foldable phakic IOL.

In the area of laser vision correction, our research and development efforts include expanding treatment applications for custom wavefront guided LASIK. For improved laser guided ablation, the Star S4 IR iris registration software was also launched in 2005. Further new product development includes advances in ablation technology, accuracy and reliability in wavefront capture and intraoperative monitoring.

Our research and development efforts in the eye care business are aimed at developing proprietary systems that are effective and more convenient for customers to use, which we believe will result in longer, more comfortable lens wear and a higher rate of compliance with recommended lens care procedures. Our efforts include seeking formulations that provide prolonged lubrication, improved protection against dryness and enhanced cleaning without irritation and ocular health. Our research and development efforts have resulted in the continued development of our flagship Complete brand multi-purpose solution and blink rewetter solutions, with further advancements currently in development. We are also working to develop over-the-counter artificial tear products.

We plan to supplement our research and development activities with a commitment to identifying and obtaining new technologies through in-licensing, technological collaborations and joint ventures, including the establishment of research relationships with academic institutions and individual researchers.

We spent approximately $61.6 million in 2005, $45.6 million in 2004 and $37.4 million in 2003 on research and development. Total research and development expense in 2005 was $552.4 million, including a non-cash in-process research and development charge of $490.8 million, and in 2004 was $73.7 million, including a non-cash in-process research and development charge of $28.1 million. Research and development spending represented 6.7%, 6.1%, and 6.2% of total net sales in 2005, 2004, and 2003, respectively. We believe that the continuing introduction of new products supplied by our research and development efforts and in-licensing opportunities are critical to our success. There are, however, inherent uncertainties associated with the research and development efforts and the regulatory process and we cannot assure you that any of our research projects will result in new products that we can commercialize.

Customers, Sales and Marketing

Customers. Our primary customers for our ophthalmic surgical products include surgeons who perform cataract surgeries, hospitals and ambulatory surgical centers. The primary customers for our eye care products include optometrists, opticians, ophthalmologists, retailers and clinics that sell directly to consumers. These retailers include mass merchandisers such as Wal-Mart, drug store chains such as Walgreen, hospitals, commercial optical chains and food stores. During 2005, no customer accounted for over 10% of our net sales.

Sales and Marketing. Our sales efforts and promotional activities with respect to our ophthalmic surgical products are primarily aimed at eye care professionals such as ophthalmologists who use our products. Similarly, our sales and promotional efforts in contact lens care are primarily directed towards optometrists, opticians, optical shops, ophthalmologists and consumers. We often provide samples of our eye care products to practitioners to distribute to their patients to encourage trial use of our solutions. In addition, we advertise in professional journals and have a direct mail program of descriptive product literature and scientific information that we provide to specialists in the eye care field. We have also developed training modules and seminars to update physicians regarding evolving technology. A number of our marketing programs include peer-to-peer marketing with practitioners educating other practitioners about the benefits of our products.

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

We also use third-party distributors for the distribution of our products in smaller geographic markets. No individual agent or distributor accounted for more than 10% of our net sales for the year ended December 31, 2005.

Traditionally, we have realized a seasonal trend in our sales, with the smallest portion of our cataract surgical business sales being realized in the first quarter and with sales gradually increasing from the second to fourth quarter. This has been driven predominantly by seasonality in the sales of capital equipment when customers increase spending as they reach their year end and are able to spend the remainder of their annual budgeted amounts. In the laser vision correction business, the seasonal trend favors the highest portion of sales in the first quarter. We expect to realize less seasonality in future periods as we seek to diversify our sales geographically and with more products that are less seasonal.

Manufacturing, Operations and Facilities

We manufacture eye care products at our facilities in Hangzhou, China, and Madrid, Spain, and we manufacture surgical products at our facilities in Santa Clara, California, Añasco, Puerto Rico, Groningen, Netherlands and Uppsala, Sweden. As part of our separation from Allergan, we entered into an agreement with Allergan under which Allergan manufactured eye care products for us at their facilities in Waco, Texas, Westport, Ireland, and Guarulhos, Brazil. Under this agreement, Allergan also manufactured our ophthalmic surgical product, Vitrax, at its Westport, Ireland facility. The manufacturing agreement terminated on June 29, 2005. We have transitioned products manufactured by Allergan to our Spain and China plants and to other third-party suppliers

As part of the transition from Allergan, in November 2003, we entered into an agreement with Nicholas Piramal India Limited for the supply of neutralizing tablets primarily used with our hydrogen-peroxide lens care products and unit dose solutions. Nicholas Piramal will be a sole-source supplier of these products. If supply of these products were interrupted, we cannot assure you that we would be able to obtain replacement products, and our eye care product sales may be negatively impacted in a material manner.

We have historically outsourced the manufacture of our phacoemulsification equipment to third parties, and we depend on single and limited sources for several key components. Our Sovereign system is manufactured by Carl Zeiss Ophthalmic Systems. Our manufacturing and supply arrangement will terminate in 2006 when we cease production of this product. Our Sovereign Compact system is manufactured by Sanmina-SCI under a manufacturing and supply agreement, which terminates in December 2007. If Carl Zeiss Ophthalmic Systems or Sanmina-SCI were to cease manufacturing any of these systems for any reason, we cannot assure you that we would be able to replace them on terms favorable to us, or at all.

The manufacture of VISX STAR Systems and WaveScan Systems is a complex operation involving numerous procedures, and the completed systems must pass a series of quality control and reliability tests before shipment. We buy from various independent suppliers many components that are either standard or built to our proprietary specifications, and which are then assembled at our California facility. We also contract with third parties for the manufacture or assembly of certain components. We depend on single and limited sources for several key components. Please see our risk factors for discussion of the risks related to our reliance on single and limited source vendors.

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

Governmental Reimbursement. In the United States, a significant percentage of the patients who receive our IOLs are covered by the federal Medicare program. When a cataract extraction with IOL implantation is performed in an ambulatory surgical center, Medicare provides the ambulatory surgical center with a fixed facility fee that includes a recommended $150 allowance to cover the cost of the IOL. After the Centers for Medicare and Medicaid Services (CMS) (formerly the Health Care Financing Administration), awarded “new technology intraocular lens” status to our Tecnis IOL in 2006, the reimbursement rate for Tecnis IOLs implanted in ambulatory surgical centers increased to $200 until February 2011. When the procedure is performed in a hospital outpatient department, the hospital’s reimbursement is based on a prospective payment that includes payment for the IOL. The allowance is the same for all IOLs.

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

Fraud and Abuse. We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws, physician self-referral laws, and false claims laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, Veterans Administration (VA) health programs and TRICARE. Although we believe that our operations are in material compliance with such laws, we can give no assurances as these laws are far-reaching and their interpretation is subject to change. As a result, we could be required to alter one or more of our practices to remain in compliance with these laws. The occurrence of one or more violations of these laws could result in a material adverse effect on our financial condition and results of operations.

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

Employee Relations

At December 31, 2005, we employed approximately 3,440 persons throughout the world, including approximately 900 in the United States. None of our U.S.-based employees are represented by unions. We consider our relations with our employees to be, in general, very good.

Global Sales

Net sales in the United States were approximately $302.5 million, $186.9 million and $153.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our international sales represented approximately $618.2 million,  $555.2 million and $448.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, or 67%, 75%, and 74% of total sales, respectively. Sales in Japan were approximately $174.3 million, $191.5 million and $164.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our products are sold in over 60 countries. Sales are attributed to the country where the customer resides. Marketing activities are coordinated on a worldwide basis, and resident management teams provide leadership and infrastructure for introduction of new products in the local markets. For additional information relating to our geographic operating segments, see Note 14 of Notes to Consolidated Financial Statements.

Raw Materials

We use a diverse and broad range of raw materials in the design, development and manufacture of our products. While we do fabricate or formulate some of our materials at our manufacturing facilities, we purchase most of the materials and components used in manufacturing our products from external suppliers. In addition, we purchase some supplies from single sources for reasons of quality assurance, sole source availability, cost effectiveness or constraints resulting from regulatory requirements. Several of our materials are sole sourced, including the source of hyaluronic acid used in manufacturing our Healon family of products. However, we work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability. Where we buy a material from one source and other sources are available, alternative supplier options are generally considered and identified, although we do not typically pursue regulatory qualification of alternative sources due to the strength of our existing supplier relationships and the time and expense associated with the regulatory process. A change in suppliers could require significant effort or investment by us in circumstances where the items supplied are integral to the performance of our products or incorporate unique technology.

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

Competition

The markets for our ophthalmic surgical device and eye care products are intensely competitive and are subject to significant technological change. Companies within the ophthalmic surgical device market compete on technological leadership and innovation, quality and efficacy of products, relationships with eye care professionals and health care providers, breadth and depth of product offering and pricing. We believe we have the second largest ophthalmic surgical device business on a global basis behind Alcon, Inc., a subsidiary of Nestle S.A. Other competitors in the ophthalmic surgical device business include Bausch & Lomb, Staar Surgical, Moria, Nidek, IntraLase, Eyeonics, Hoya, Santen, and Corneal. We believe our competitive position is enhanced by our global distribution network, our focus on technology and customer relationships and product quality. Our ability to compete against larger companies may be impeded by having fewer resources to devote to research and development, sales and marketing.

Companies within the eye care market compete primarily on recommendations from eye care professionals, customer brand loyalty, product quality and pricing. We believe we have one of the top three largest contact lens care businesses on a global basis along with Alcon and Bausch & Lomb. Other competitors include CIBA Vision Corporation, a unit of Novartis; Moria, and in the contact lens business, CooperVision, Vistakon, a Johnson and Johnson company, and CIBA Vision Corporation. Our competitive position in the eye care business is enhanced by our strong presence outside the United States and our knowledge of these foreign markets, as well as technological advancement. Our larger competitors have more resources to devote to advertising and promotion, and this may negatively impact our competitive position.

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

We have rights to over 1,400 granted and issued patents and approximately 970 pending patent applications relating to aspects of the technology incorporated in many of our products. The scope and duration of our proprietary protection varies throughout the world by jurisdiction and by individual product. In particular, patents for individual products extend for varying periods of time according to the date a patent application is filed, the date a patent is granted and the term of patent protection available in the jurisdiction granting the patent. Our proprietary protection often affords us the opportunity to enhance our position in the marketplace by precluding our competitors from using or otherwise exploiting our technology.

We believe trademark protection is particularly important to the maintenance of the recognized brand names under which we market our products. The scope and duration of our trademark protection varies throughout the world, with some countries protecting trademarks only as long as the mark is used, and others requiring registration of the mark and the payment of registration fees. We own or have rights to material trademarks or trade names that we use in conjunction with the sale of our products, which include, among others, Advanced Medical Optics®, Amadeus™, AMO®,  Array®,  Baerveldt®, blink™, Blink-n-Clean®, ClariFlex®, Complete®, Complete MoisturePLUS™, Consept®, Consept 1 Step™, Custom Vue®,  Healon®, Healon5®, Healon GV®, Injector Ring™, Ocupure™, OptiEdge™, Oxysept®, Oxysept 1 Step™, PhacoFlex®, ReZoom® , Sensar®, Sovereign®, Sovereign Compact™, Stabileyes®, Star S4 IR™,Tecnis®, The Unfolder®, UltraCare®, Ultrazyme®, Verisyse™, VISX®, WaveScan®, and WhiteStar®. Generally, our products are marketed under one of these trademarks or brand names. Amadeus is a trademark of SIS Ltd.

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

Item 1A. Risk Factors

You should carefully consider the following risks and other information. These risks and uncertainties are not the only ones we face. Others that we do not know about now, or that we do not now think are important, may also impair our business. The risks described in this section could cause our actual results to differ materially from those anticipated.

Risks Relating to Our Business

We may not successfully make or integrate acquisitions or enter into strategic alliances.

As part of our business strategy, we intend to pursue selected acquisitions and strategic alliances and partnerships. We compete with other ophthalmic surgical products and eye care companies, among others, for these opportunities and we cannot assure you that we will be able to effect strategic alliances, partnerships or acquisitions on commercially reasonable terms or at all. Even if we do enter into these transactions, we may experience:

•                  delays in realizing the benefits we anticipate, or we may not realize the benefits we anticipate at all;

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

Consummating these transactions could also result in the incurrence of additional debt and related interest expense, as well as unforeseen contingent liabilities, all of which could have a material adverse effect on our business, financial condition and results of operations. We may also issue additional equity in connection with these transactions, which would dilute our existing stockholders.

We conduct a significant amount of our sales and operations outside of the United States, which subjects us to additional business risks that may cause our profitability to decline.

Because we manufacture and sell a significant portion of our products in a number of foreign countries, our business is subject to risks associated with doing business internationally. In particular, our products are sold in over 60 countries, and our manufacturing facilities are located outside the continental United States, in Añasco, Puerto Rico; Madrid, Spain; and Hangzhou, China. In connection with the acquisition of Pfizer’s ophthalmic surgical business, we acquired Pfizer’s ophthalmic surgical products and certain manufacturing and research and development facilities located in Uppsala, Sweden and Groningen, Netherlands. In 2005, on an historical basis, we derived approximately $618.2 million, or 67%, of our net sales, from sales of our products outside of the United States, including 19% of our net sales in Japan. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to greater risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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

Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. In addition, we are particularly susceptible to the occurrence of any of these risks in Japan, due to our high concentration of sales in Japan.

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

A significant portion of our sales and operating costs are, and from time to time, a portion of our indebtedness may be, denominated in foreign currencies. We are therefore exposed to fluctuations in the exchange rates between the U.S. dollar and the currencies in which our foreign operations receive revenues and pay expenses, including debt service. Our consolidated financial results are denominated in U.S. dollars and therefore, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars. In addition, the assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the weighted average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in “Accumulated other comprehensive income (loss)” in “Stockholders’ equity.” Gains and losses resulting from foreign currency fluctuations and remeasurements relating to foreign operations deemed to be operating in U.S. dollar functional currency are included in “Other, net” in our consolidated statements of operations. Accordingly, changes in currency exchange rates will cause our net earnings and stockholders’ equity to fluctuate.

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

We are implementing a product rationalization and repositioning plan, which will require significant financial and personnel resources and may not be successful.

On October 31, 2005, our Board of Directors approved a product rationalization and repositioning plan covering the discontinuation of non-strategic cataract surgical and eye care products and the elimination or redeployment of resources that support these product lines. The plan includes organizational changes and potential reductions in force in manufacturing, sales and marketing associated with these product lines, as well as organizational changes in research and development and other corporate functions designed to align the organization with our strategy and strategic business unit organization. The plan further calls for increasing our investment in key growth opportunities, specifically our refractive implant product line and international laser vision correction business, and accelerating the implementation of productivity initiatives.

We expect that implementation of the product rationalization and repositioning plan will result in significant pre-tax charges, a substantial portion of which are expected to be cash expenditures. In addition, because we are in the preliminary stages of effectuating the plan and are subject to laws and regulations of several foreign jurisdictions that will require consultations and negotiations with works councils, labor organizations and local authorities the effects of which we can not yet fully evaluate, the final costs of the plan may vary significantly from our initial estimates. Implementation of the plan also will require substantial personnel resources and may result in diversion of management’s attention away from other business activities that could be beneficial to our operations. We may not be able to successfully execute the plan as, and in the time frame, anticipated. In addition, lost sales of discontinued products may not be sufficiently offset by sales from promoted or new products, which could decrease our revenues, margins, profits and cash flows.

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

We face intense competition in the markets for our ophthalmic surgical and eye care products and these markets are subject to rapid and significant technological change. We have numerous competitors in the United States and abroad, including, among others, large companies such as Alcon, Inc., a publicly traded subsidiary of Nestle S.A.; Bausch & Lomb; CIBA Vision Corporation, a unit of Novartis; Moria; Intralase; Eyeonics; Hoya, Santen, Corneal, CooperVision; and Vistakon, a Johnson and Johnson company. Many of our competitors have substantially more resources and a greater marketing scale than we do. We may not be able to sustain our current levels of profitability and growth as competitive pressures, including pricing pressure from competitors, increase. In addition, if we are unable to develop and produce or market our products to effectively compete against our competitors, our operating results will materially suffer. We also compete against a large number of providers of alternative vision correction solutions, some of which may have greater financial resources than us. New or different methods of vision correction are continually being introduced. Any of these competitive pressures could result in decreased demand for our products.

Because of our leading market position in the laser vision correction business, all of our competitors target our market share in order to grow their own revenues. We can give no assurance that we will be able to maintain or grow our existing market share and it may, in fact, be required to incur considerable expenditures in order to maintain or increase that market share. Should our procedure market share decline, it could have a material adverse effect on our business, financial position, and results of operations.

Trends in the contact lens care market may negatively impact our eye care business.

Our eye care business is impacted by trends in the contact lens care market such as more simplified disinfection systems and technological and medical advances in surgical techniques for the correction of vision impairment. Less expensive one-bottle chemical disinfection systems have gained popularity among soft contact lens wearers instead of peroxide-based lens care products. Also, the growing use and acceptance of daily and extended wear contact lenses and laser correction procedures, along with the other factors above, could have the effect of continuing to reduce demand for lens care products generally. Our marketing and sales plans may not be appropriate or sufficient to mitigate the effect of these trends on our eye care business and, as a result, our eye care business may suffer.

If we are unable to protect our intellectual property rights, our business and prospects may be harmed.

Our ability to compete effectively is dependent upon our ability to protect and preserve the proprietary aspects of the designs, processes, technologies and materials owned by, used by or licensed to us. We have numerous U.S. patents and corresponding foreign patents that are expected to expire by their own terms at various dates and have additional patent applications pending that may not result in issued patents. Our failure to secure these patents may limit our ability to protect the intellectual property rights that these applications were intended to cover. Although we have attempted to protect our proprietary property, technologies and processes both in the United States and in foreign countries through a combination of patent law, trade secrets and non-disclosure agreements, these may be insufficient. Competitors may be able to design around our patents to compete effectively with our products. We also may not be able to prevent third parties from using our technology without our authorization, breaching any non-disclosure agreements with us, or independently developing technology that is similar to ours. The use of our technology or similar technology by others could reduce or eliminate any competitive advantage we have developed, cause us to lose sales or otherwise harm our business. If it became necessary for us to resort to litigation to protect these rights, any proceedings could be costly and we may not prevail. Further, we may not be able to obtain patents or other protections on our future innovations. In addition, because of the differences in foreign patent and other laws concerning proprietary rights, our products may not receive the same degree of protection in foreign countries as they would in the United States. We cannot assure you that:

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

There is a substantial amount of litigation over patent and other intellectual property rights in the eye care industry and in the ophthalmic surgical products and contact lens care markets particularly. The fact that we have patents issued to us for our products does not mean that we will always be able to successfully defend our patents and proprietary rights against challenges or claims of infringement by our competitors. A successful claim of patent or other intellectual property infringement or misappropriation against us could adversely affect our growth and profitability, in some cases materially. We cannot assure you that our products do not and will not infringe issued patents or other intellectual property rights of third parties. From time to time, in the ordinary course of business, we receive notices from third parties alleging infringement or misappropriation of the patent, trademark and other intellectual property rights of third parties by us or our consumers in connection with the use of our products. We may be unaware of intellectual property rights of others that may cover some of our technology. If someone claims that our products infringe their intellectual property rights, whether or not such claims are meritorious, any resulting litigation could be costly and time consuming and would divert the attention of our management and personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements (if available on acceptable terms or at all). We also may be subject to significant damages or an injunction preventing us from manufacturing, selling or using some or some aspect of our products. We may also need to redesign some of our products or processes to avoid future infringement liability. Any of these adverse consequences could have a material adverse effect on our business and profitability.

Our manufacturing capacity may not be adequate to meet the demands of our business.

If our sales increase substantially, we may need to increase our production capacity. Any prolonged disruption in the operation of our manufacturing facilities or those of our third-party manufacturers could materially harm our business. We cannot assure you that if we choose to scale-up our manufacturing operations, we will be able to obtain regulatory approvals in a timely fashion, which could affect our ability to meet product demand or result in additional costs.

We could experience losses due to product liability claims, product recalls or corrections.

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

In addition, we are subject to medical device reporting regulations that require us to report to the FDA or similar governmental authorities in other countries if our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. The FDA and similar governmental authorities in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacturing. A government mandated or voluntary recall by us could occur as a result of manufacturing errors or design defects, including defects in labeling. We have undertaken voluntary recalls of our products in the past.

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

Our products and operations are subject to extensive regulation in the United States by the FDA and various other federal and state regulatory agencies, including with respect to regulatory clearance or approval of our products, clinical and pre-clinical testing, product marketing, sales and distributions, adverse event reporting, prohibitions on fraud and abuse, submission of false claims, kickbacks and rebates, and relationships with physicians and other referral sources. Additionally, in many foreign countries in which we market our products, we are subject to similar regulations.

Before a new medical device or new use of, or claim for, or modification to an existing product can be marketed in the United States, a company must first apply for and receive either 510(k) clearance, premarket approval or a premarket approval supplement from the FDA, unless an exemption applies. Either process can be expensive, lengthy and unpredictable. Also, the identification or increased frequency of safety or efficacy concerns could result in product recall or withdrawal or revocation of our FDA clearance or premarket approval. Compliance with these regulations is expensive and time-consuming. We, our subcontractors, and third party manufacturers are subject to periodic and unannounced inspections by FDA and governmental authorities to assess compliance. If we fail to comply, the FDA and state or other regulatory agencies have broad enforcement powers, including any of the following sanctions:

•                  warning letters, fines, injunctions, consent decrees, civil penalties and exclusion from participation in federal and state health care programs;

•                  repair, replacement, recall or seizure of our products;

•                  operating restrictions, partial suspension or total shutdown of production;

•                  refusing our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products;

•                  withdrawing 510(k) clearance or premarket approvals that have already been granted; and

•                  criminal prosecution and penalties.

Product sales, introductions or modifications may be delayed or canceled as a result of U.S. or foreign regulatory processes, which could cause our sales to decline. Failure to obtain regulatory clearance or approvals of new products or product modifications we develop, any limitations imposed by regulatory agencies on new product uses or the costs of obtaining regulatory clearance or approvals could have a material adverse effect on our business, financial condition and results of operations.

We, our subcontractors, and third-party manufacturers are also subject to similar state requirements and licenses. We, our subcontractors, and third-party manufacturers must comply with extensive recordkeeping and reporting requirements and must make available our manufacturing facilities and records for unannounced and periodic inspections by governmental agencies, including FDA, state authorities and comparable agencies in other countries.

Health care initiatives and other cost-containment pressures could cause us to sell our products at lower prices, resulting in less revenue to us. In the United States, a significant percentage of the patients who receive our intraocular lenses are covered by the federal Medicare program. Changes in coverage or coding policies or reductions in Medicare reimbursement rates and the implementation of other price controls could adversely affect our revenues and financial condition. In addition, changes in existing regulatory requirements or adoption of new requirements could hurt our business, financial condition and results of operations.

The clinical trial process required to obtain regulatory approvals is costly and uncertain, and could result in delays in new product introductions or even an inability to release a product.

The clinical trials required to obtain regulatory approvals for our products are complex and expensive and their outcomes are uncertain. We incur substantial expense for, and devote significant time to, clinical trials but cannot be certain that the trials will ever result in the commercial sale of a product. We may suffer significant setbacks in clinical trials, even after earlier clinical trials showed promising results. Any of our products may produce undesirable side effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. We, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time if they or we believe the trial participants face unacceptable health risks.

Our business is subject to environmental regulations.

Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the United States and foreign countries, including those relating to discharges of substances to the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants. Failure to maintain compliance with these regulations could have a material adverse effect on our business or financial condition. The facilities we obtained in connection with the acquisition of Pfizer’s ophthalmic surgical business and in connection with our acquisition of VISX, Incorporated are also subject to such requirements and risks.

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

Under the terms of our contribution and distribution agreement with Allergan, we and Allergan have each agreed to indemnify each other from and after our spin-off with respect to the debt, liabilities and obligations retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities, if called upon to do so, will depend upon the future financial strength of each of our respective companies. We cannot determine whether we will have to indemnify Allergan for any substantial obligations, and we may not have control over the settlement of certain claims and lawsuits that may require partial indemnification by us. We also cannot assure you that, if Allergan is required to indemnify us for any substantial obligations, Allergan will have the ability to satisfy those obligations.

We may be responsible for federal income tax liabilities that relate to the distribution of our common stock by Allergan.

Allergan has received a ruling from the Internal Revenue Service to the effect that the spin-off qualified as a tax-free transaction. If either us or Allergan breach representations to each other or to the Internal Revenue Service, or if we or Allergan take or fail to take, as the case may be, actions that result in the spin-off failing to meet the requirements of a tax-free spin-off pursuant to Section 355 of the Internal Revenue Code, the party in breach will indemnify the other party for any and all resulting taxes. If we were required to pay any of the potential taxes described above, the payment would have a material adverse effect on our financial position.

Recent changes in the accounting treatment of stock options are expected to have a negative impact on our financial statements and could cause our stock price to decline.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R), Share-Based Payment, or FAS 123(R), which includes proposed rule changes requiring companies to expense the fair value of employee stock options and other forms of stock-based compensation. Before 2006, we included the fair value of employee stock options on a pro forma basis in the notes to our annual financial statements in accordance with accounting principles generally accepted in the United States, but did not record a charge for employee stock option expense in the reported financial statements. We are required to comply with FAS 123(R) as of January 1, 2006 and, as a result, our reported earnings are expected to decrease. Such a decrease may lead to a decline in our stock price.

If laser vision correction is not broadly accepted by both doctors and patients, our business, financial position and results of operations would be materially and adversely impacted.

Our business depends upon broad market acceptance of laser vision correction by both doctors and patients in the United States and key international markets. Our profitability and growth will be largely dependent on increasing levels of market acceptance and procedure growth, especially with regard to our higher-priced CustomVue™ procedure. Potential complications and side effects of laser vision correction include: post-operative discomfort, corneal haze (an increase in the light scattering properties of the cornea) during healing, glare/halos (undesirable visual sensations produced by bright lights), decreases in contrast sensitivity, temporary increases in intraocular pressure in reaction to procedure medication, modest fluctuations in refractive capabilities during healing, modest decrease in best corrected vision (i.e., with corrective eyewear), unintended over- or under-corrections, regression of effect, disorders of corneal healing, corneal scars, corneal ulcers, and induced astigmatism (which may result in blurred or double vision and/or shadow images). Some consumers may choose not to undergo laser vision correction because of these complications or more general concerns relating to its safety and efficacy or a resistance to surgery in general. Alternatively, some consumers may elect to delay undergoing laser vision correction surgery because they believe improved technology or methods of treatment will be available in the near future. Should either the ophthalmic community or the general population turn away from laser vision correction as an alternative to existing methods of treating refractive vision disorders, or if future technologies replaced laser vision correction, these developments could delay or prevent market acceptance of laser vision correction, which could have a material adverse effect on our business, financial position and results of operations.

The possibility of long-term side effects and adverse publicity regarding laser correction surgery could seriously harm our business.

Laser vision correction is a relatively new procedure. Consequently, there is no long-term follow-up data beyond ten years that might reveal additional complications or unknown side effects. Any future reported side effects, other adverse events or unfavorable publicity involving patient outcomes resulting from the use of laser vision correction systems manufactured by us or any participant in the laser vision correction market, may have a material adverse effect on our business, financial position, and results of operations.

General economic conditions could have a negative impact on our business, financial position, and results of operations.

Because laser vision correction is not subject to reimbursement from third-party payors such as insurance companies or government programs, the cost of laser vision correction is typically borne by individuals directly. Accordingly, weak or uncertain economic conditions may cause individuals to be less willing to incur the procedure cost associated with laser vision correction as was evidenced by VISX’s decline in revenues from 2002 compared to 2001 and from 2001 compared to 2000. A decline in economic conditions, especially in the United States, could result in a decline in the number of laser vision correction procedures performed and could have a material adverse effect on our business, financial position, and results of operations.

While we devote significant resources to research and development, our research and development may not lead to new products that achieve commercial success.

Our research and development process is expensive, prolonged, and entails considerable uncertainty. Because of the complexities and uncertainties associated with ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required to market such products successfully. The products currently in our development pipeline may not be approved by regulatory entities and may not be commercially successful, and our current and planned products could be surpassed by more effective or advanced products.

Any failure by third party financing entities to satisfy their obligations to us would negatively impact our financial condition.

We have relationships with third party financing entities that purchase our products directly and subsequently lease and/or sell these products to end-user customers, or provide financing directly to customers who purchase products directly from us. Should any third party financing entity or entities fail or refuse to pay us in a timely manner or at all, it could negatively affect our cash flows and could have a material adverse effect on our business, financial position and results of operations.

If any of our employees, consultants or others breach their proprietary information agreements, our competitive position could be harmed.

We protect our proprietary technology, in part, through proprietary information and inventions agreements with employees, consultants and other parties. These agreements with employees and consultants generally contain standard provisions requiring those individuals to assign to us, without additional consideration, inventions conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions. If any of our employees, consultants or others breach these agreements our competitors may learn of our trade secrets.

Risks Relating to Our Indebtedness and Our Common Stock

We have a significant amount of debt. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our debt.

We have a significant amount of debt and substantial debt service requirements. As of December 31, 2005, we had approximately $560 million of outstanding debt. Approximately $18.7 million of our revolving credit facility was reserved to support letters of credit issued on our behalf and approximately $231.3 million, exclusive of letters of credit, was available for future borrowings.

This level of debt could have significant consequences on our future operations, including:

•                                          making it more difficult for us to meet our payment and other obligations under our outstanding debt;

•                                          resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which event of default could result in all of our debt becoming immediately due and payable;

•                                          reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•                                          subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our senior credit facility;

•                                          limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•                                          placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the notes and our other debt.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash flow depends on many factors beyond our control.

Our ability to meet our payment and other obligations under our debt depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure holders that our business will generate cash flow from operations, or that future borrowings will be available to us under our senior credit facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under our debt and to fund other liquidity needs. We made an irrevocable election to satisfy in cash our conversion obligation with respect to the principal amount of any of our 2.50% convertible senior subordinated notes due 2024 (the “Existing 2.50% Convertible Notes”) converted after December 15, 2004, with any remaining amount of the conversion obligation to be satisfied in shares of our common stock, in each case, calculated as set forth in the indenture governing the Existing 2.50% Convertible Notes. In addition, because we made this election, the indenture provides that we must satisfy in cash our obligations to repurchase any Existing 2.50% Convertible Notes that holders put to us on January 15, 2010, July 15, 2014 and July 15, 2019.

If the Existing 2.50% Convertible Notes become convertible pursuant to their terms and the holders elect to convert or if holders elect to put their notes to us on the specified repurchase dates, we may not have sufficient cash to satisfy our obligations. In addition, our 1.375% convertible senior subordinated notes due 2025 contain similar provisions, we may be unable to repurchase the notes for cash when required by the holders, including following a fundamental change, or to pay the portion of the conversion value upon conversion of any notes by the holders. Our repurchase of any such notes may be prohibited by our other debt instruments, which could cause defaults and cross-defaults under our other debt agreements. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the notes and our other debt.

A significant amount of our debt agreements contain covenant restrictions that may limit our ability to operate our business.

The agreements governing our senior credit facility contain covenant restrictions that limit our ability to operate our business, including restrictions on our ability to:

•                                          incur additional debt or issue guarantees;

•                                          create liens;

•                                          make certain investments;

•                                          enter into transactions with our affiliates;

•                                          sell certain assets;

•                                          redeem capital stock or make other restricted payments;

•                                          declare or pay dividends or make other distributions to stockholders; and

•                                          consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis.

Our senior credit facility requires us to maintain specific leverage, fixed charge coverage and interest coverage ratios. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. Our failure to comply with these obligations would prevent us from borrowing additional money under the facility and could result in a default under it. If a default occurs under any of our senior indebtedness, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against substantially all of our assets, which will serve as collateral securing the indebtedness. Moreover, if the lenders under a facility or other agreement in default were to accelerate the indebtedness outstanding under that facility, it could result in a default under other indebtedness. If all or any part of our indebtedness were to be accelerated, we may not have or be able to obtain sufficient funds to repay it. In addition, we may incur other indebtedness in the future that may contain financial or other covenants that are more restrictive than those contained in our current indentures.

As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. In addition, our failure to comply with these covenants could result in a default under our debt, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt.

Despite our and our subsidiaries’ current levels of indebtedness, we may incur substantially more debt, which could further exacerbate the risks associated with our substantial indebtedness.

Although certain of our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute “indebtedness” as defined in the relevant agreement. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Our stock price may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

•                                          quarterly variations in our operating results;

•                                          operating results that vary from the expectations of management, securities analysts and investors;

•                                          changes in expectations as to our future financial performance;

•                                          announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by us or our competitors;

•                                          the operating and securities price performance of other companies that investors believe are comparable to us;

•                                          future sales of our equity or equity-related securities;

•                                          changes in general conditions in our industry and in the economy, the financial markets and the domestic or international political situation;

•                                          developments or disputes (including lawsuits) concerning proprietary rights;

•                                          departures of key personnel; and

•                                          regulatory considerations.

In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons often unrelated to their operating performance. These broad market fluctuations may adversely affect our stock price, regardless of our operating results.

Our stockholder rights plan, amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it difficult for a third party to acquire our company.

We have a stockholder rights plan that may have the effect of discouraging unsolicited takeover proposals. The rights issued under the stockholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors. In addition, Delaware corporate law and our amended and restated certificate of incorporation and bylaws contain provisions that could delay, deter or prevent a change in control of our company or our management. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions without the concurrence of our management or board of directors. These provisions:

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

•                                          provide for super-majority voting requirements for some provisions of our charter; and

•                                          establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

We are also subject to anti-takeover provisions under Delaware law, which could also delay or prevent a change of control. Together, these provisions of our amended and restated certificate of incorporation and bylaws, Delaware law and our stockholder rights plan may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices of our common stock and, possibly, the notes, and also could limit the price that investors are willing to pay in the future for shares of our common stock and the notes.

Item 1B. Unresolved Staff Comments

We have no unresolved written comments from the Commission.

Item 2. Properties

Our principal executive offices and research facilities are located in Santa Ana, California, in a facility subleased by us through July 2015. We also have an administrative, research and development and manufacturing facility in Santa Clara, California, leased by us through May 2008. We conduct our global operations in facilities that we own or lease. Material facilities include administrative facilities in Australia, Canada, France, Germany, Hong Kong, Ireland, Italy, Spain and the United Kingdom. We also have two facilities in Japan, one used for administration and research and development and the other used for warehousing. We lease all of these facilities. In addition, we operate five manufacturing facilities: one in Añasco, Puerto Rico, where we lease the land and the facility, one in Madrid, Spain, where we own the land and the facility, one in Hangzhou, China, where we own the facility but lease the land, one in Uppsala, Sweden, where we own the land and the facility, and one in Groningen, Netherlands, where we own the land and the facility. We believe these facilities are adequate for the current needs of our business.

Item 3. Legal Proceedings

On December 3, 2003, we filed a complaint in the U.S. District Court for the District of Delaware against Alcon, Inc. and Alcon Laboratories, Inc. for infringement of U.S. Patent Nos. 5,700,240 (Barwick Patent) and 6,059,765 (Cole/Sutton Patent). We alleged that Alcon’s “Infiniti” and “Series 20000 Legacy” phacoemulsification machines infringe the patents. We sought damages and a permanent injunction. The trial of this matter began on April 25, 2005 and concluded on May 6, 2005. The jury found both of our patents to be valid and infringed by Alcon, and awarded us $94.8 million in damages. The jury further found that Alcon had willfully infringed both of our patents. On June 21, 2005, a bench trial was conducted by the Court to determine if we had sufficiently marked our equipment with the patent numbers and to determine if Alcon had waived any argument relating thereto.

On December 16, 2005, the Court ruled that we did not sufficiently mark our patents and reduced the jury award from $94.8 million to $71.3 million. However, the Court further ruled that Alcon had willfully infringed our patents and trebled the $71.3 million damage award to $213.9 million. The Court also granted our request for a permanent injunction on both patents. However, the Court stayed the injunction on the Cole/Sutton Patent pending appeal. On January 20, 2006, judgment was entered including additional damages from March 2005 through December 31, 2005 and interest based thereon, resulting in final damages of $234.5 million. The Court further ordered Alcon to pay all of the Company’s attorney fees and costs, estimated at $4 million. Alcon filed an appeal of the final judgment on January 20, 2006. We cross appealed on February 3, 2006. On February 3, 2006, Alcon filed a motion for a new trial with the U.S. District Court for the District of Delaware. We opposed this motion on February 24, 2006.

On January 28, 2004, Alcon Manufacturing, Ltd. filed a complaint against us and Allergan, Inc. in the U.S. District Court for the Northern District of Texas, Fort Worth Division, for infringement of U.S. Patent Nos. 4,832,685 and 4,935,005 (Haines Patents). Alcon alleged that our Prestige and Sovereign phacoemulsification systems and replacement cassettes infringe the patents. Alcon is seeking damages and a permanent injunction. At Alcon’s request, the case has been stayed in Texas while the parties seek re-examination by the U.S. Patent and Trademark Office on the Haines Patents in light of another patent we allege invalidates the Haines Patents.

On January 4, 2005, Dr. James Nielsen filed a complaint against us and Allergan, Inc. in the U.S. District Court of the Northern District of Texas, Dallas Division, for infringement of U.S. Patent No. 5,158,572. Dr. Nielsen alleges that our Array multifocal intraocular lens infringes the patent. He is seeking damages and a permanent injunction. The trial in this matter is scheduled to begin on November 6, 2006.

On August 8, 2005, Alcon Manufacturing, Ltd and Alcon Laboratories, Inc. filed a complaint against us in the U.S. District Court for the Northern District of Texas, Fort Worth Division, for infringement of U.S. Patent Nos. 4,921,477 (relating to a surgical irrigation and aspiration system with a dampening device); 5,199,943 (relating to an ultrasonic surgical handpiece); 5,188,589 (relating to a textured sleeve in a phacoemulsification handpiece); and 5,876,016 and 6,109,572 (both of which relate to an apparatus and method to elevate an infusion source in an ophthalmic surgical procedure). Alcon alleged that we infringe these patents in the course of selling our phacoemulsification systems or accessories, and is seeking damages and a permanent injunction. The trial in this matter is scheduled to begin on August 14, 2006.

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

Market Information. The following table shows the quarterly price range of our common stock during the periods listed.

	2005		2004
Calendar Quarter	Low	High	Low	High
First	$35.91	$44.53	$20.04	$24.73
Second	35.00	40.90	23.90	42.89
Third	37.25	43.30	34.84	42.67
Fourth	32.04	44.00	35.77	43.69

Our common stock is listed on the New York Stock Exchange and is traded under the symbol “EYE.” The closing price of our common stock was $44.48 on February 28, 2006.

The approximate number of stockholders of record was 4,722 as of February 28, 2006.

Recent Sales of Unregistered Securities. During the quarter ended December 31, 2005, the Company issued an aggregate of 291,760 shares of common stock to a limited number of holders of the Company’s 3 ½% Convertible Senior Subordinated Notes due 2023 (the “3 ½% convertible notes”) in exchange for approximately $5.4 million aggregate principal amount of the 3 ½% convertible notes in privately negotiated transactions. The issuance of the shares of common stock was made in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer. The following sets forth the amount of the 3 ½% convertible notes acquired by AMO during the quarter ended December 31, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares or Units Purchased	Average Price Paid per Share or Unit	Total Number of Shares or Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares or Units that May Yet Be Purchased Under the Plans or Programs

October 1, 2005 – October 28, 2005	None	—	None	None

October 29, 2005 – November 25, 2005	$3,300,000 in principal amount	48.69 shares of common stock for each $1,000 principal amount of notes and accrued and unpaid interest thereon	None	None

November 26, 2005 – December 31, 2005	$2,127,000 in principal amount	48.69 shares of common stock for each $1,000 principal amount of notes and accrued and unpaid interest thereon	None	None

The following sets forth shares purchased from employees to pay taxes related to our equity incentive plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares or Units Purchased	Average Price Paid per Share or Unit	Total Number of Shares or Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares or Units that May Yet Be Purchased Under the Plans or Programs

October 1, 2005 – October 28, 2005	None	—	None	None

October 29, 2005 – November 25, 2005	12	$ 40.23	None	None

November 26, 2005 – December 31, 2005	None	—	None	None

Item 6. Selected Financial Data

The following table sets forth selected financial data as of and for each of the years in the five-year period ended December 31, 2005, which has been derived from our audited consolidated financial statements. After December 31, 2001, goodwill is no longer amortized. Goodwill amortization was $9.0 million in the year ended December 31, 2001.

The selected financial data may not be indicative of the results of operations or financial position that we would have obtained if we had been an independent company during all pre-spin-off periods presented.

No earnings per share data is presented for each of the years in the two-year period ended December 31, 2002 as our earnings were a part of Allergan’s earnings through the close of business on June 28, 2002.

	For the Year Ended December 31,
	2005(b)	2004(a)	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations:
Net sales	$920,673	$742,099	$601,453	$538,087	$543,095
Cost of sales	353,325	306,164	227,811	204,338	212,090

Gross profit	567,348	435,935	373,642	333,749	331,005

Selling, general and administrative	396,599	329,197	276,695	235,977	222,885
Research and development	61,646	45,616	37,413	29,917	28,990
In-process research and development	490,750	28,100	—	—	—
Business repositioning	29,680	—	—	—	—

Operating (loss) income	(411,327)	33,022	59,534	67,855	79,130
Interest expense	29,332	26,933	24,224	13,764	3,302
Loss on investments, net	—	—	—	3,935	793
Unrealized (gain) loss on derivative instruments	(2,563)	403	246	3,199	(1,294)
Loss due to exchange of 3 1/2% Convertible Senior Subordinated Notes due 2023	1,885	116,282	—	—	—
Other, net	316	10,620	17,802	2,385	385

Earnings (loss) before income taxes	(440,297)	(121,216)	17,262	44,572	75,944
Provision for income taxes	12,900	8,154	6,905	18,662	20,594

Earnings (loss) before cumulative effect of change in accounting principle	(453,197)	(129,370)	10,357	25,910	55,350
Cumulative effect of change in accounting principle, net of $160 of tax	—	—	—	—	(391)
Net earnings (loss)	$(453,197)	$(129,370)	$10,357	$25,910	$54,959
Basic earnings (loss) per share	$(8.28)	$(3.89)	$0.36	—	—
Diluted earnings (loss) per share	$(8.28)	$(3.89)	$0.35	—	—

(a)          Includes results of the acquired Pfizer Inc. Surgical Ophthalmic Business since June 26, 2004 (date of acquisition).

(b)         Includes results of the acquired VISX business since May 27, 2005 (date of acquisition).

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and equivalents	$40,826	$49,455	$46,104	$80,578	$6,957
Current assets	479,005	376,825	252,492	274,494	210,552
Total assets	1,980,722	1,076,534	461,345	463,206	377,466
Current liabilities	260,116	193,923	115,301	108,204	85,551
Long term debt, net of current portion and short-term borrowings	500,000	550,643	233,611	277,559	75,809

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on AMO’s results of operations and cash flows during each of the three years in the period ended December 31, 2005, and the Company’s financial position at that date. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Risk Factors.” This discussion and analysis should be read in conjunction with the historical consolidated financial statements of AMO and related notes thereto included elsewhere in this Form 10-K.

Overview

We are a global leader in the development, manufacture and marketing of medical devices for the eye. We have two major product lines: ophthalmic surgical and eye care. Our ophthalmic surgical product line provides medical devices for use in the cataract / implant and laser vision correction markets. In the cataract and implant market, we focus on the four key products required for cataract surgery – foldable intraocular lenses, or IOLs, implantation systems, phacoemulsification systems and viscoelastics. In the laser vision correction market, we market laser systems, diagnostic devices, treatment cards and microkeratomes for use in laser eye surgery. Our eye care product line provides a full range of contact lens care products for use with most types of contact lenses. These products include single-bottle, multi-purpose cleaning and disinfecting solutions, hydrogen peroxide-based disinfecting solutions, daily cleaners, enzymatic cleaners and contact lens rewetting drops. In addition, we sell contact lenses in Europe and Asia.

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

•                                          Europe, Africa and Middle East;

•                                          Japan; and

•                                          Asia Pacific (excluding Japan, but including Australia and New Zealand).

Product Rationalization and Repositioning Plan

On October 31, 2005, our Board of Directors approved a product rationalization and repositioning plan covering the discontinuation of non-strategic cataract surgical and eye care products and the elimination or redeployment of resources that support these product lines. The plan also includes organizational changes and potential reductions in force in manufacturing, sales and marketing associated with these product lines, as well as organizational changes in research and development and other corporate functions designed to align the organization with our strategy and strategic business unit organization. A substantial portion of expected operating cost benefits will result from reductions in force and associated annualized employee compensation of approximately $14.2 million.

The plan further calls for increasing our investment in key growth opportunities, specifically our refractive implant product line and international laser vision correction business, and accelerating the implementation of productivity initiatives.

In the fourth quarter of 2005, we incurred $42.3 million of pre-tax charges, which included $12.6 million for inventory related charges included in cost of sales and $29.7 million included in operating expenses for severance, relocation and other one-time termination benefits of $14.0 million, asset write-downs of $9.2 million, contractual obligations of $2.7 million and accelerated productivity and brand repositioning costs of $3.8 million. We expect to incur an additional $28 million to $38 million of charges in the first half of 2006, which will be recognized as the services are performed and actions occur. The total charges that are expected to be incurred are within the range previously announced.

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

Acquisition of VISX, Incorporated

On May 27, 2005, pursuant to the Agreement and Plan of Merger (Merger Agreement), dated as of November 9, 2004, as amended, by and among Advanced Medical Optics, Inc. (AMO), Vault Merger Corporation, a wholly owned subsidiary of AMO, and VISX, Incorporated (VISX), we completed our acquisition of VISX, for total consideration of approximately $1.38 billion, consisting of approximately 27.8 million shares of AMO common stock, the fair value of VISX stock options converted to AMO stock options and approximately $176.2 million in cash (VISX Acquisition). VISX products include the VISX STAR Excimer Laser System, the VISX WaveScan System and VISX treatment cards.

The VISX Acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed were recorded at the date of acquisition at their respective fair values. Our reported financial position and results of operations after May 27, 2005 include VISX and the impact of purchase accounting. Purchase accounting applied to the VISX Acquisition resulted in a non-cash in-process research and development charge of $488.5 million in the year ended December 31, 2005.

Acquisition of Pfizer Inc. Surgical Ophthalmic Business

On June 26, 2004, we completed the acquisition of the Pfizer Inc. surgical ophthalmic business for $450 million in cash (Pfizer Acquisition). We acquired ophthalmic surgical products and certain manufacturing and research and development facilities located in Uppsala, Sweden, Groningen, Netherlands and Bangalore, India. The products acquired include the Healon line of viscoelastic products used in ocular surgery, the CeeOn and Tecnis intraocular lenses and the Baerveldt glaucoma shunt.

The Pfizer Acquisition has been accounted for as a purchase business combination. Our reported financial position and results of operations after June 26, 2004 include Pfizer and the impact of purchase accounting. Purchase accounting applied to the Pfizer Acquisition resulted in charges in the year ended December 31, 2004, including an in-process research and development charge of $28.1 million and incremental cost of sales of $28.1 million from the sale of acquired inventory adjusted to fair value. During 2004, we also incurred other acquisition-related charges totaling approximately $11.6 million as we integrated the Pfizer surgical ophthalmic business and eliminated duplicative functions.

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

Under the manufacturing agreement, which ended on June 29, 2005, Allergan manufactured certain of our eye care products and VITRAX viscoelastics from the date of the spin-off. We purchased these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. During 2005, 2004 and 2003, we purchased $41.9 million, $89.3 million and $77.0 million, respectively, of product from Allergan. On an annual basis, a pricing “true up” calculation was performed during the first calendar quarter after the end of each year. This “true up” calculation was based on the actual volume of products shipped by Allergan to us during the preceding year versus the forecasted volume submitted by us that was used to calculate the invoiced prices. During the year, we periodically reviewed the volume of purchases and accrued for estimated shortfalls, if any. In October 2005, we received $0.8 million from Allergan for the final “true up” calculation for the last six months of the agreement. In March 2005, we made a payment of $0.2 million to Allergan based upon the “true up” calculation for the year ended December 31, 2004. In March 2004, we made a payment of $0.2 million to Allergan based upon the “true up” calculation for the year ended December 31, 2003. These payments have been recorded as an increase/decrease to cost of sales in the accompanying consolidated statements of operations.

The tax sharing agreement governs Allergan’s and our respective rights, responsibilities and obligations with respect to taxes for any tax period ending before, on or after the spin-off. Generally, Allergan is liable for all pre-spin-off taxes except for pre-spin-off taxes attributable to our business for 2002. In addition, the tax sharing agreement provides that Allergan is liable for taxes that are incurred as a result of restructuring activities undertaken to effectuate the spin-off. During 2005, we realized final adjustments to accrued, pre-spin-off taxes attributable to our business and payable to Allergan pursuant to this agreement. These adjustments included a $1.4 million benefit from the resolution of a discrete item in the third quarter of 2005, which was recorded in the income tax provision.

Critical Accounting Policies and Estimates

Revenue Recognition and Accounts Receivable

Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. We record revenue from product sales when title and risk of ownership have been transferred to the customer, which is typically upon delivery to the customer, with the exception of intraocular lenses distributed on a consignment basis, which is upon notification of implantation in a patient. We recognize license fees and revenues from the sale of treatment cards to direct customers when we ship the treatment cards as we have no continuing obligations or involvement subsequent to shipment.

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

Goodwill and Long-Lived Assets

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, whereby goodwill is no longer amortized, but instead is subject to a periodic impairment review performed during the second quarter of each fiscal year. In a business combination, goodwill is allocated to our various reporting units, which are the same as our reportable operating segments based on relative fair value of the assets acquired and liabilities assumed. As our operations comprise four reporting units (Americas, Europe/Africa/Middle East, Japan and Asia Pacific), we review the recoverability of goodwill by comparing each unit’s fair value to the net book value of its assets. If the book value of the reporting unit’s assets exceeds its fair value, the goodwill is written down to its implied fair value.

Additionally, we review the carrying amount of goodwill whenever events and circumstances indicate that the carrying amount of goodwill may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. If it is determined such indicators are present and the review indicates goodwill will not be fully recoverable, based upon discounted estimated cash flows, the carrying value is reduced to implied fair value.

In the second quarters of 2005, 2004 and 2003, we performed the annual impairment tests of goodwill, and no impairment was indicated based on these tests.

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

We record a liability for potential tax assessments based on our estimate of the potential exposure. New laws and new interpretations of laws and rulings by tax authorities may affect the liability for potential tax assessments. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent our estimates differ from actual payments or assessments, income tax expense is adjusted. Our income tax returns in several locations are being examined by the local taxation authorities. Management believes that adequate amounts of tax and related interest, if any, have been provided for any adjustments that may result from these examinations.

Stock-Based Compensation

We measure stock-based compensation for option grants to employees and members of the board of directors using the intrinsic value method. The fair value of each option grant for determining the pro forma disclosure impact of stock-based compensation expense is estimated on the date of grant using the Black-Scholes option-pricing model with weighted average assumptions. These assumptions consist of expected dividend yield, expected volatility, expected life, and risk-free interest rate. If the assumptions used to calculate the value of each option grant do not properly reflect future activity, the weighted average fair value of our grants could be impacted. Beginning in the first quarter of 2006, we will measure stock-based compensation using the fair value method under revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” issued by the Financial Accounting Standards Board in December 2004. See “New Accounting Standards” section for further discussion.

Under the 2005 Incentive Compensation Plan as approved in the special meeting of stockholders on May 26, 2005, we granted restricted stock to employees and members of the board of directors during the year ended December 31, 2005. Restricted stock awards are valued based on the market price of a share of non-restricted stock on the grant date and compensation expense is recognized over the vesting period of the restricted stock.

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

Comparing Fiscal Years Ended December 31, 2005, 2004 and 2003

Net sales. The following table sets forth, for the periods indicated, net sales by geographic region and major product line.

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
United States:
Ophthalmic surgical	$246,087	$134,247	$108,921
Eye care	56,402	52,635	44,537

Total United States	$302,489	$186,882	$153,458

Americas, excluding United States:
Ophthalmic surgical	$30,706	$20,139	$15,359
Eye care	10,904	10,562	9,570

Total Americas, excluding United States	$41,610	$30,701	$24,929

Europe/Africa/Middle East:
Ophthalmic surgical	$202,670	$159,917	$112,105
Eye care	95,926	103,806	99,991

Total Europe/Africa/Middle East	$298,596	$263,723	$212,096

Japan:
Ophthalmic surgical	$77,693	$62,856	$46,370
Eye care	96,595	128,679	117,743

Total Japan	$174,288	$191,535	$164,113

Asia Pacific:
Ophthalmic surgical	$62,650	$36,263	$23,753
Eye care	41,040	32,995	23,104

Total Asia Pacific	$103,690	$69,258	$46,857

Total net sales:
Ophthalmic surgical	$619,806	$413,422	$306,508
Eye care	300,867	328,677	294,945

Total net sales	$920,673	$742,099	$601,453

U.S.	32.9%	25.2%	25.5%
International (excluding U.S.)	67.1%	74.8%	74.5%

We organize our operations into four regions: the Americas, which includes North and South America, Europe/Africa/Middle East, Japan and Asia Pacific.

Net sales for 2005 increased by $178.6 million, or 24.1%, to $920.7 million in 2005 from $742.1 million in 2004. The increase in 2005 was primarily the result of sales of products acquired in the VISX Acquisition in 2005 and the full year impact of the purchase of the Pfizer ophthalmic surgical business in June 2004, as well as increased sales of technologically advanced products due to continued market acceptance of the products. Net sales of acquired VISX products approximated $111.1 million in 2005. Net sales of acquired Pfizer ophthalmic surgical products were $168.4 million in 2005, compared to net sales of $75.8 million in 2004. These increases were partially offset by declines in our older non-promoted and discontinued products and eye care sales in Japan and Europe. The unfavorable impact from foreign currency fluctuations on net sales was $0.2 million in 2005. The favorable impact from foreign currency fluctuations during the first nine months of 2005 were offset by a negative impact in the fourth quarter of 2005. Our net sales and earnings in future periods may be negatively impacted during times of a strengthening U.S. dollar.

The U.S. information is presented separately as it is our headquarters country, and U.S. sales represented 32.9%, 25.2%, and 25.5% of total net sales in 2005, 2004 and 2003, respectively. Additionally, sales in Japan represented 18.9%, 25.8%, and 27.3% of total net sales in 2005, 2004 and 2003, respectively. No other country, or any single customer, generated over 10% of total net sales in any of these years.

Net sales in the Americas, including the United States, increased $126.5 million, or 58.1%, in 2005 from 2004 and such increase comprised a $122.4 million increase in sales of ophthalmic surgical products and a $4.1 million increase in sales of eye care products. The increase in sales of ophthalmic surgical products was primarily the result of sales of products acquired in the VISX and Pfizer Acquisitions. Net sales of acquired VISX products were $94.9 million in 2005. Net sales of acquired Pfizer products, including the Healon family of viscoelastics and Tecnis intraocular lenses, were $49.7 million in 2005, compared to $21.0 million in 2004. The increase in sales of eye care products was primarily due to an increase in sales of Complete branded products. Net sales in the Americas include the favorable impact of foreign currency fluctuations of $2.3 million in 2005.

Net sales in Europe/Africa/Middle East increased $34.9 million, or 13.2%, in 2005 from 2004 and such increase comprised a $42.8 million increase in sales of ophthalmic surgical products and a $7.9 million decrease in sales of eye care products. Net sales of acquired VISX products were $6.9 million in 2005. The increase in sales of ophthalmic surgical products includes $68.7 million in sales of acquired Pfizer products, including the Healon family of viscoelastics and Tecnis intraocular lenses, compared to $31.1 million in 2004. The increase in sales of ophthalmic surgical products also reflected an increase in net sales of phacoemulsification products. The decrease in sales of eye care products was primarily due to a decrease in sales of hydrogen peroxide-based products due to the overall market decline as the migration of single-bottle cleaning regimens continues. Net sales in Europe/Africa/Middle East include the unfavorable impact of foreign currency fluctuations of $1.0 million primarily due to the strengthening of the U.S. dollar versus the euro in 2005.

Net sales in Japan decreased $17.2 million, or 9.0%, in 2005 from 2004 and such decrease comprised a $32.0 million decrease in sales of eye care products, partially offset by a $14.8 million increase in sales of ophthalmic surgical products. The decrease in sales of eye care products was primarily due to decreases in sales of multipurpose solutions and hydrogen peroxide-based products resulting from the contracting market for these products in Japan. We are seeing continuing shrinkage of the market for hydrogen-peroxide based products as contact lens wearers gravitate increasingly to frequent replacement lenses that use more convenient multipurpose solutions. We also saw decreased sales of multipurpose products due to rapid growth of daily disposable lenses and our decision to discontinue our non-core products. The increase in sales of ophthalmic surgical products includes $32.9 million in sales of acquired Pfizer products in 2005, compared to $18.2 million in 2004. Net sales of acquired VISX products were $2.6 million in 2005. Net sales in Japan include the unfavorable impact of foreign currency fluctuations of $ 3.2 million resulting from the strengthening of the U.S. dollar versus the Japanese yen in 2005.

Net sales in Asia Pacific increased $34.4 million, or 49.7%, in 2005 from 2004 and such increase comprised a $26.4 million increase in sales of ophthalmic surgical products and a $8.0 million increase in sales of eye care products. The increase in sales of ophthalmic surgical products includes $17.1 million in sales of acquired Pfizer products in 2005, compared to $5.5 million in 2004. We also saw increased sales of other promoted products in 2005. Net sales of acquired VISX products were $6.7 million in 2005. The increase in sales of eye care products was primarily due to an increase in sales of Complete branded products. Net sales in Asia Pacific include the favorable impact of foreign currency fluctuations of $1.7 million in 2005.

Global sales of our ophthalmic surgical products increased $206.4 million, or 49.9%, in 2005 from 2004. Sales of our ophthalmic surgical products increased primarily due to sales of products acquired in the VISX Acquisition and increased sales of our branded promoted products, including the Healon family of viscoelastics, Tecnis and ReZoom intraocular lenses, and increased sales of Sensar intraocular lenses and phacoemulsification products. Ophthalmic surgical product sales were negatively impacted by decreased sales of non-promoted older-technology intraocular lenses and non-promoted viscoelastics. We believe that global sales of ophthalmic surgical products will continue to grow due to sales of acquired products, including the Healon family of viscoelastics, the Tecnis intraocular lens, the Baerveldt glaucoma shunt, the VISX STAR systems and treatment cards, and increased sales of our Sensar and ReZoom intraocular lenses. We expect the growth to be partially offset by decreased sales of our older intraocular lenses as we continue our strategy of promoting our higher-technology intraocular lenses, Tecnis, Sensar and ReZoom. Net sales of acquired VISX products were $111.1 million in 2005. Net sales of acquired Pfizer products were $168.4 million in 2005, compared to $75.8 million in 2004. The favorable impact from foreign currency fluctuations during the first nine months of 2005 were offset by a negative impact in the fourth quarter of 2005.

Global sales of our eye care products decreased $27.8 million, or 8.5%, in 2005 from 2004. Sales of our eye care products decreased primarily due to decreased sales of hydrogen peroxide-based products, principally in Europe and Japan, where the migration to single-bottle cleaning regimens continues, and decreased sales of multipurpose solutions in Japan due to an increase in the market for daily disposable lenses. The favorable impact from foreign currency fluctuations during the first nine months of 2005 were offset by a negative impact in the fourth quarter of 2005.

As part of our product rationalization and repositioning plan to maximize our competitive advantage as the global refractive leader and improve the global penetration of our core cataract, refractive and eye care brands, we have discontinued a variety of non-strategic cataract surgical and eye care products that lack critical revenue mass, have experienced steadily declining sales trends and/or have generated relatively unattractive margins. We expect the growth of our promoted products to offset the revenue decline related to these discontinued products.

Net sales for 2004 increased by $140.6 million, or 23.4%, to $742.1 million in 2004 from $601.5 million in 2003. The increase in 2004 was the result of sales of products acquired in the Pfizer Acquisition, sales gains of existing products in both product lines and favorable foreign currency changes. Net sales of acquired products approximated $75.8 million. Foreign currency fluctuations, particularly related to the Japanese yen and the euro, increased sales by $37.5 million, or 6.2%, as compared to average rates in effect in 2003.

Net sales in the Americas, including the United States, increased $39.2 million, or 22.0%, in 2004 from 2003 and such increase was comprised of a $30.1 million increase in sales of ophthalmic surgical products and a $9.1 million increase in sales of eye care products. Net sales in the Americas include the favorable impact of foreign currency fluctuations of $1.6 million. The increase in sales of ophthalmic surgical products includes $21.0 million in sales of products acquired in the Pfizer Acquisition, including the Healon family of viscoelastics and Tecnis intraocular lenses, and increased sales of the Sensar intraocular lens and phacoemulsification products. The increase in sales of eye care products was primarily due to an increase in sales of Complete branded products.

Net sales in Europe/Africa/Middle East increased $51.6 million, or 24.3%, in 2004 from 2003 and such increase was comprised of a $47.8 million increase in sales of ophthalmic surgical products and a $3.8 million increase in sales of eye care products. Net sales in Europe/Africa/Middle East include the favorable impact of foreign currency fluctuations of $22.0 million primarily due to the strengthening of the euro versus the U.S. dollar. The increase in sales of ophthalmic surgical products includes $31.1 million in sales of products acquired in the Pfizer Acquisition, including the Healon family of viscoelastics and Tecnis intraocular lenses, and increased sales of the Sensar intraocular lens and phacoemulsification products.

Net sales in Japan increased $27.4 million, or 16.7%, in 2004 from 2003 and such increase was comprised of a $16.5 million increase in sales of ophthalmic surgical products and a $10.9 million increase in sales of eye care products. Net sales in Japan include the favorable impact of foreign currency fluctuations of $11.8 million resulting from the strengthening of the Japanese yen versus the U.S. dollar. The increase in sales of ophthalmic surgical products includes $18.2 million in sales of products acquired in the Pfizer Acquisition, including the Healon family of viscoelastics, and increased sales of the Sensar intraocular lens. The increase in sales of eye care products was primarily due to an increase in sales of Complete branded products and hydrogen peroxide-based products.

Net sales in Asia Pacific increased $22.4 million, or 47.8%, in 2004 from 2003 and such increase was comprised of a $12.5 million increase in sales of ophthalmic surgical products and a $9.9 million increase in sales of eye care products. Net sales in Asia Pacific include the favorable impact of foreign currency fluctuations of $2.1 million. The increase in sales of ophthalmic surgical products includes $5.5 million in sales of products acquired in the Pfizer Acquisition, including the Healon family of viscoelastics and CeeOn intraocular lenses, and increased sales of the Sensar intraocular lens and phacoemulsification products. The increase in sales of eye care products was primarily due to an increase in sales of Complete branded products and hydrogen peroxide-based products.

Global sales of our ophthalmic surgical products increased $106.9 million, or 34.9%, in 2004 from 2003. Sales of our ophthalmic surgical products increased primarily due to sales of products acquired in the Pfizer Acquisition of $75.8 million, including the Healon family of viscoelastics and the Tecnis and CeeOn intraocular lenses, and increased sales of Sensar intraocular lenses and phacoemulsification products and favorable currency changes. Foreign currency fluctuations in 2004 increased international ophthalmic surgical sales by $19.2 million, or 6.3%, as compared to average rates in effect in 2003.

Global sales of our eye care products increased $33.7 million, or 11.4%, in 2004 from 2003. Sales of our eye care products increased primarily due to an increase in sales of Complete branded products and hydrogen peroxide-based products and favorable currency changes. Foreign currency fluctuations in 2004 increased international eye care sales by $18.3 million, or 6.2%, as compared to average rates in effect in 2003.

For additional information relating to our geographic operating segments, including operating income (loss) and long-lived assets, see Note 14 of Notes to Consolidated Financial Statements.

Income and expenses. The following table sets forth certain statement of operations items as a percentage of net sales:

	Year Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	38.4	41.3	37.9
Gross margin	61.6	58.7	62.1
Other operating costs and expenses:
Selling, general and administrative	43.1	44.4	46.0
Research and development	6.7	6.1	6.2
In-process research and development	53.3	3.8	—
Business repositioning	3.2	—	—
Operating income (loss)	(44.7)	4.4	9.9
Interest expense	3.2	3.6	4.0
Unrealized (gain) loss on derivative instruments	(0.3)	—	—
Other non-operating expense, net	0.2	17.1	3.0
Earnings (loss) before income taxes	(47.8)%	(16.3)%	2.9%
Net earnings (loss)	(49.2)%	(17.4)%	1.7%

Gross margin. Our gross margin percentage increased as a percentage of net sales by 2.9 percentage points to 61.6% in 2005 from 58.7% in 2004. The increase in gross margin was largely driven by sales growth in the higher margin Healon family of viscoelastics and sales of acquired VISX products. Gross profit for 2005 included a fourth quarter charge of $12.6 million, or a 1.4 percentage point impact on gross margin percentage, for inventory provisions associated with our product rationalization and business repositioning plan. Gross profit for 2005 was also negatively impacted by a $3.5 million charge, or a 0.4 percentage point impact, associated with manufacturing productivity improvements and integration related costs. Our gross margin percentage decreased as a percent of net sales by 3.4 percentage points to 58.7% in 2004 from 62.1% in 2003. Gross profit for 2004 included a charge of $28.1 million, or 3.8 percentage point impact on gross margin percentage, for manufacturing profit capitalized in inventory and expensed related to the Pfizer Acquisition. In addition, pre-production costs incurred at our manufacturing facility in Madrid, Spain, costs incurred for expansion of our manufacturing facility in Hangzhou, China, and higher costs of product supplied by Allergan contributed to the gross margin percentage decrease, which was partially offset by sales growth in the higher margin Complete branded line of eye care products and sales of the Healon family of viscoelastics.

Selling, general and administrative. Selling, general and administrative expenses as a percentage of net sales was 43.1% in 2005, compared to 44.4% in 2004. Selling, general and administrative expenses in 2005 include approximately $14.6 million in acquisition and integration-related charges and amortization expense of $26.7 million related to acquired intangible assets. Selling, general and administrative expenses in 2005 also include an $8.6 million charge associated with the termination of a distributor agreement in India that we had with our former parent, Allergan. In addition, selling, general and administrative expenses in 2005 were impacted by selling costs associated with acquired VISX products of $16.2 million. Selling, general and administrative expenses decreased as a percent of net sales by 1.6 percentage points to 44.4 % in 2004 from 46.0% in 2003. Selling, general and administrative expenses for 2004 include an aggregate $2.3 million charge to terminate a distributor contract following the decision to move to a direct sales model in Belgium as a result of the Pfizer Acquisition and severance paid to AMO employees considered redundant upon completion of the Pfizer Acquisition. Amortization of intangible assets was $5.6 million related to the acquired Pfizer intangible assets in 2004. Amortization of intangible assets was $0.1 million in 2003. In 2004, selling, general and administrative expenses also include an additional $9.3 million in acquisition integration-related charges.

Research and development. Research and development expenditures as a percentage of net sales in 2005 increased slightly as compared to 2004 and as a percentage of net sales remained relatively constant in 2004 as compared to 2003. Our research and development strategy is to develop proprietary products for vision correction that are safe and effective and address unmet needs. During 2005, we obtained FDA approval and launched the ReZoom Multifocal intraocular lens and the Tecnis Acrylic lens, a wavefront-designed monofocal intraocular lens . We are currently focusing on new advancements that build on our Tecnis, Healon and WhiteStar technology, corneal and lens-based solutions to presbyopia and dry eye products.

In-process research and development. In 2005, we incurred an in-process research and development (IPR&D) charge of $488.5 million related to the VISX Acquisition. This charge represented the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. The Company recorded $449.2 million of this amount in the second quarter of 2005 and $39.3 million in the third quarter of 2005. The additional charge in the third quarter of 2005 resulted primarily from the completion of the IPR&D valuation. The fair value assigned to IPR&D comprised the following projects: High Myopia for CustomVue - $14.7 million, Excimer Laser Improvements - $56.2 million and Presbyopia - $417.6 million. The fair value of these projects was determined by performing a discounted cash flow analysis using the “income” approach. Net cash flows attributable to these projects were discounted to their present values at a rate commensurate with the perceived risk, which for these projects ranged from 19.0 to 21.0 percent. High myopia for CustomVue was forecasted to be approved for sale in the U.S. in late 2005. FDA approval was received in September 2005. A procedure to treat presbyopia is forecasted to be approved for sale in the U.S. in late 2006. Additional research and development expenses needed prior to expected FDA approval for these procedures are expected to range from $4 million to $6 million. This range represents management’s best estimate as to the additional R&D expenses required to bring these products to market in the U.S. Additional research and development expenses in the range of $8 million to $10 million represent management’s best estimate as to the additional R&D expenses to bring excimer laser system improvements to market. Forecasted discounted cash flows for each product once launched include estimates for normal sustaining engineering and maintenance R&D. These projects are currently on track for the expected approval dates. However, the major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining the necessary approvals. We can provide no assurance that the approvals will be received on this schedule or at all.

In 2004, we incurred an IPR&D charge of $28.1 million related to the Pfizer Acquisition. This charge represented the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. The estimated fair value assigned to IPR&D comprised the following projects: Tecnis Monofocal - $1.6 million and Tecnis Multifocal - $26.5 million. The estimated fair value of these IPR&D projects was estimated by performing a discounted cash flow analysis using the “income” approach. These cash flows were then discounted to a present value using a discount rate of 14.5%. Regulatory approval for the Tecnis Monofocal in Japan was expected and received in 2005. We also estimate that the Tecnis Multifocal will receive its PMA in the U.S. in 2008, with approval in Japan in 2008. Additional research and development expenses in the range of $2.5 million to $3.0 million for the Tecnis Multifocal represents our best estimate as to the additional research and development expenses to bring these products to market. These projects are currently on track for the expected approval dates. However, the major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining the necessary approvals. We can provide no assurance that the approvals will be received on this schedule or at all.

Business repositioning costs. On October 31, 2005, our Board of Directors approved a product rationalization and repositioning plan covering the discontinuation of non-strategic cataract surgical and eye care products and the elimination or redeployment of resources that support these product lines. The plan also includes organizational changes and potential reductions in force in manufacturing, sales and marketing associated with these product lines, as well as organizational changes in research and development and other corporate functions designed to align the organization with our strategy and strategic business unit organization. The plan further calls for increasing our investment in key growth opportunities, specifically our refractive implant product line and international laser vision correction business, and accelerating the implementation of productivity initiatives. We incurred $42.3 million in pre-tax charges during the fourth quarter of 2005 which included $12.6 million for inventory related charges included in cost of sales and $29.7 million included in operating expenses for severance, relocation and other one-time termination benefits of $14.0 million, asset write-downs of $9.2 million, contractual obligations of $2.7 million and accelerated productivity and brand repositioning costs of $3.8 million. We expect to incur an additional $28 million to $38 million in charges in the first half of 2006. These costs will be recognized as the services are performed and actions occur.

Operating income. Operating income (loss) was $(411.3) million, $33.0 million and $59.5 million in 2005, 2004 and 2003, respectively. Our 2005 operating loss was negatively impacted by an aggregate $559.9 million in charges primarily related to the VISX Acquisition and our product rationalization and business repositioning initiatives as discussed above.

Non-operating expense. Interest expense was $29.3 million, $26.9 million and $24.2 million in 2005, 2004 and 2003, respectively. Interest expense in 2005 includes a pro-rata write-off of debt issuance costs of $5.8 million primarily associated with the termination of the term loan, partially offset by the recognition of a realized gain on interest rate swaps of $0.8 million. In 2004, interest expense included a net charge of $6.5 million comprised of a charge of $9.7 million for the pro-rata write-off of debt issuance costs and write-off of original issue discount and one-time commitment fees net of a net realized gain on interest rate swaps of $3.2 million, all associated with the prepayment of the Japan term loan in June 2004, consummation of the June 2004 tender offer for $70.0 million aggregate principal amount of the 9 ¼% senior subordinated notes, the exchange of $131.4 million aggregate principal amount of the 3 ½% convertible senior subordinated notes and partial prepayment of the $250.0 million June 2004 term loan. Interest expense in 2003 included a net charge of $5.8 million comprised of a charge of $7.8 million for the pro-rata write-off of debt issuance costs and write-off of original issue discount net of a net realized gain on interest rate swaps of $2.0 million associated with the prepayment of a term loan in June 2003, the consummation of the “Modified Dutch Auction” tender offer for $115.0 million aggregate principal amount of the 9 ¼% senior subordinate notes in July 2003 and the repurchase of an additional $15.0 million aggregate principal amount of the 9 ¼% senior subordinate notes in September 2003. We anticipate interest expense to decrease in 2006 relative to 2005 due to the anticipated overall reduction in average borrowings outstanding during 2006 as well as the higher percentage of our relatively low fixed rate convertible debt versus our variable rate debt. The anticipated increase in interest rates throughout 2006 will slightly offset these benefits.

We recorded an unrealized (gain) loss on derivative instruments of $(2.6) million, $0.4 million and $0.2 million in 2005, 2004 and 2003 respectively. We record as “unrealized (gain) loss on derivative instruments” the mark to market adjustments on the outstanding foreign currency options and forward contracts which we entered into to reduce the volatility of expected earnings in currencies other than the U.S. dollar.

In 2005, the loss due to exchange of the 3 ½% convertible senior subordinated notes due 2023 of $1.9 million is comprised of a non-cash charge of $1.7 million and a cash charge of $0.2 million. In the second quarter of 2005, we exchanged 160,695 shares of common stock for $3.0 million aggregate principal amount of the 3 ½% convertible senior subordinated notes in a privately negotiated transaction. As a result, a non-cash charge of approximately $0.5 million representing the fair value of shares issued as a premium was recorded. In the fourth quarter of 2005, we exchanged 291,760 shares of common stock and approximately $0.4 million in cash for $5.6 million aggregate principal amount of the 3 ½% convertible senior subordinated notes in privately negotiated transactions. A non-cash charge of approximately $1.2 million and a cash charge of $0.2 million representing the fair value of shares issued as a premium were recorded.

In 2004, the loss due to exchange of the 3 ½% convertible senior subordinated notes of $116.3 million is comprised of a non-cash charge of $111.7 million and a cash charge of $4.6 million. In the second quarter of 2004, we exchanged approximately 5.8 million shares of common stock and $4.6 million of cash for approximately $108.6 million in aggregate principal amount of these notes. Because these notes were not convertible into equity at such time, a non-cash charge of $107.2 million and a cash charge of $4.6 million was recorded. The $107.2 million non-cash charge was comprised of a charge of $89.1 million representing the difference between the fair market value of 5.3 million shares of common stock issued in exchange for the notes and the principal amount of notes exchanged and a charge of $18.1 million representing the fair market value of 0.5 million shares of common stock issued as a premium. The $4.6 million cash charge represented cash issued as a premium. In the remainder of 2004, we exchanged approximately 1.2 million shares of common stock for approximately $22.8 million in aggregate principal amount of these notes. As a result, a non-cash charge of $4.5 million representing the fair value of shares issued as a premium was recorded.

Other net non-operating expense was $0.3 million for 2005. Other non-operating expense of $10.6 million for 2004 included $10.8 million paid for the repurchase of the 9 ¼%  senior subordinated notes and early debt extinguishment costs and fees of $0.1 million aggregating $10.9 million partially offset by foreign exchange gains and interest income. Other non-operating expense of $17.8 million for 2003 included an aggregate premium of $19.4 million paid for the partial repurchase of the 9 ¼% senior subordinated notes net of a foreign currency gain of $2.7 million resulting from the settlement of certain intercompany notes and related transfer of cash utilized for the prepayment of a term loan and partial repurchase of the 9 ¼% senior subordinated notes, which aggregated $16.8 million.

Income taxes. In 2005, we recorded a provision for income taxes of $12.9 million on a pre-tax loss of $440.3 million. The pre-tax loss in 2005 included an in-process research and development charge of $490.8 million, a non-cash charge of $1.7 million and a cash charge of $0.2 million related to the exchange of the 3 ½% convertible senior subordinated notes and a charge of $8.6 million associated with the termination of a distribution agreement in India with Allergan, for which no tax benefit was provided on these items. We have provided a tax provision at 33% on the remaining income, which was partially offset by tax benefits from the American Jobs Creation Act of 2004 and final adjustments with Allergan, which are discussed below. Income taxes are provided on taxable income at the statutory rates applicable to such income and we have provided for U.S. federal income taxes and anticipated foreign withholding taxes on the undistributed earnings of non-U.S. subsidiaries.

The American Jobs Creation Act of 2004 was signed into law in October 2004, which allows companies to elect to repatriate cash into the United States in 2005 at a special, temporary effective tax rate of 5.25 percent. Based on our evaluation of the amount of foreign earnings that we have elected to treat under this special provision, the income tax benefit of the repatriation was $5.7 million in 2005.

The lower tax rate in 2005 reflects continuing implementation of our long-term tax strategies, as well as final adjustments of previously accrued pre-spin-off taxes attributable to our business in 2002 and payable to Allergan pursuant to a pre-spin tax sharing agreement. These adjustments included a $1.4 million benefit from the resolution of a discrete item in the third quarter, which was recorded in the income tax provision.

We believe our future effective income tax rate may vary depending on our mix of domestic and international taxable income or loss and the various tax and treasury methodologies that we implement, including our policy regarding repatriation of future accumulated foreign earnings.

In 2004, we recorded a provision for income taxes of $8.2 million even though we had a pre-tax loss of $121.2 million. We recorded such provision as no tax benefit has been recognized for the IPR&D charge of $28.1 million nor for the aggregate charge of $116.3 million related to the exchange of the 3 ½% convertible senior subordinated notes. Income taxes are provided on taxable income at the statutory rates applicable to such income and we have provided for U.S. federal income taxes and foreign withholding taxes on the undistributed earnings of non-U.S. subsidiaries. We provided a tax provision at 35% on the remaining income in 2004, compared to the effective tax rate of 40% in 2003. The lower tax rate in 2004 reflected continuing implementation of our long-term tax strategies.

Net earnings (loss). Net earnings (loss) was $(453.2) million, $(129.4) million and $10.4 million in 2005, 2004 and 2003, respectively. The net loss in 2005 included an aggregate after-tax charge of $536.9 million, primarily due to the VISX Acquisition, business repositioning costs, integration related costs, and termination of a distributor agreement in India, write-off of debt issuance costs and exchange of the 3 ½% convertible senior subordinated notes, partially offset by tax benefits from the American Jobs Creation Act of 2004 and final adjustments with Allergan.

The net loss in 2004 included an aggregate after-tax charge of $175.5 million related to the following: the manufacturing profit capitalized in inventory and expensed related to the Pfizer Acquisition; the charge to terminate a distributor contract following the decision to move to a direct sales model in Belgium as a result of the Pfizer Acquisition and severance paid to AMO employees considered redundant upon completion of the Pfizer Acquisition; the in-process research and development charge related to the Pfizer Acquisition; the pro-rata write-off of debt issuance costs and write-off of original issue discount net of a net realized gain on interest rate swaps; and the charges related to the repurchase of the 9 ¼%  senior subordinated notes and the exchange of the 3 ½% convertible senior subordinated notes.

Net earnings in 2003 included an aggregate after-tax charge of $13.5 million related to the pro-rata write-off of debt issuance costs and write-off of original issue discount net of a net realized gain on interest rate swaps and a net charge related to the prepayment of a term loan and partial repurchase of the 9 ¼%  senior subordinated notes.

Liquidity and Capital Resources

Management assesses our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms. As of December 31, 2005, we had cash and equivalents of $40.8 million.

Historically, we have generated cash from operations in excess of working capital requirements, and we expect to do so in the future. Net cash provided by operating activities in 2005 was $20.8 million compared to $39.7 million in 2004 and $48.0 million in 2003. Operating cash flow decreased in 2005 compared to 2004 due to increases in cash paid for income taxes, timing of accounts payable payments and inventory buildup, partially offset by the favorable impact of the VISX acquisition and timing of accounts receivable collections. The inventory buildup was due in part to “bridging” stock related to the recent transfer of eye care manufacturing from Allergan and the increases in the size and scope of our global manufacturing network. Operating cash flow decreased in 2004 compared to 2003 primarily as a result of early debt extinguishment costs paid in cash and an increase in accounts receivable partially offset by an increase in accounts payable. The increase in accounts receivable was primarily due to the additional sales of acquired Pfizer products and the increase in accounts payable was primarily due to the additional costs incurred in operating the acquired Pfizer manufacturing facilities in Uppsala, Sweden, Groningen, Netherlands and Bangalore, India and expansion of our eye care manufacturing facilities in Madrid, Spain and Hangzhou, China in preparation for our transition of eye care manufacturing from Allergan. Additionally, in February 2004, we received approximately $4.7 million from Allergan. This payment ended a dispute between us and Allergan regarding the ownership of a certain value added tax receivable due from France. As part of the settlement with Allergan, we were responsible for paying penalties and expenses associated with the receivable, which aggregated less than $0.5 million.

Net cash used in investing activities was $79.9 million, $482.2 million, and $41.1 million in 2005, 2004 and 2003, respectively. The 2005 capital expenditures are primarily comprised of expenditures to upgrade our viscoelastics manufacturing facility in Uppsala, Sweden. The 2005 amount includes $36.9 million net cash paid primarily for the acquisition of VISX. The 2004 capital expenditures are primarily comprised of expansion of our manufacturing facilities in preparation for the transition away from the Allergan manufacturing agreement, expenditures at the acquired manufacturing facilities and construction of research and development facilities at our leased headquarters. The 2004 amount also includes the $456.7 million Pfizer Acquisition purchase price, which was financed with a portion of the proceeds from the issuance of $350.0 million of 2 ½% convertible senior subordinated notes and a $250.0 million term loan. In November 2003, we completed the purchase of an existing manufacturing facility in Madrid, Spain. We financed the approximately $21.4 million purchase of this facility with available cash and borrowings under our senior credit facility. Expenditures for property, plant and equipment totaled $23.1 million, $17.5 million, and $12.6 million in 2005, 2004, and 2003, respectively. We expect to incur significant capital expenditures with respect to the Uppsala, Sweden manufacturing facility during the next year in order to separate the facility from existing Pfizer operations. Expenditures for demonstration (demo) and bundled equipment, primarily phacoemulsification and microkeratome surgical equipment, were $11.1 million, $6.8 million, and $7.0 million in 2005, 2004, and 2003, respectively. We maintain demo and bundled equipment to facilitate future sales of similar equipment and related products to our customers. Expenditures for capitalized internal-use software were $8.8 million, $2.4 million, and $0.7 million in 2005, 2004, and 2003, respectively. The 2005 software expenditures were due to acquisition related integrations and improvements to support common global technology platforms. We capitalize internal-use software costs after technical feasibility has been established. In 2006, we expect to invest approximately $ 60.0 million to $ 70.0 million in property, plant and equipment, demo and bundled equipment, and capitalized software as part of the overall expansion of our business.

Net cash provided by financing activities was $54.0 million in 2005, which comprised $150.0 million of proceeds from the issuance of the 1.375% convertible senior subordinated notes, $60.0 million of borrowings primarily under the senior revolving credit facility, $45.8 million of proceeds from the sale of stock to employees and $0.8 million proceeds received after settling an interest rate swap agreement, reduced by $194.2 million of debt repayments and $8.4 million of financing related costs.

Net cash provided by financing activities was $442.2 million in 2004, which primarily comprised $350.0 million of proceeds from the issuance of the 2 ½% convertible senior subordinated notes and a $250.0 million term loan, partially offset by repayment of debt of $149.2 million and financing related costs of $16.6 million.

Net cash used in financing activities was $43.5 million in 2003, which primarily comprised $162.4 million of long-term debt borrowings and $6.0 million from the sale of stock to employees reduced by long-term debt repayments of $205.0 million and financing related costs of $7.3 million.

In January 2005, we entered into an amendment to our senior credit facility to provide for an increase of $100.0 million in the revolving loan commitments and an additional $100.0 million in term loan commitments. On May 27, 2005, we and certain of our subsidiaries, as guarantors thereunder, entered into an amendment to provide for an additional increase of $100.0 million in the revolving loan commitments under the senior credit facility, which amounts were made available to us to finance, in part, our acquisition of VISX, and are available for working capital and other general corporate purposes subject to satisfaction of certain conditions. This amendment also provides for termination of $100.0 million of existing term loan commitment. The amendment increased the revolving loan commitments to $300.0 million. The maturity of the senior credit facility on June 25, 2009 remains unchanged.

On May 27, 2005, we borrowed approximately $200.0 million under the senior revolving credit facility to fund the cash portion of the VISX Acquisition. In June 2005, we repaid approximately $123.0 million of revolver borrowings with acquired VISX cash.

At December 31, 2005, we had $50.0 million of borrowings outstanding under the revolving credit facility. Approximately $18.7 million of the revolving credit facility was reserved to support letters of credit issued on our behalf for normal operating purposes and we had approximately $231.3 million undrawn and available revolving loan commitments. At December 31, 2005, we had $10.0 million of borrowings outstanding under a short-term loan from Bank of Ireland to our subsidiary, AMO Ireland. This loan was supported by a $10.0 million letter of credit which was part of the $18.7 million of letters of credit noted previously. This loan was paid in its entirety on February 21, 2006 and is no longer available for borrowing.

Our senior credit facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios. Certain covenants under the senior credit facility may limit the incurrence of additional indebtedness. The senior credit facility prohibits dividend payments. We were in compliance with these covenants at December 31, 2005. Our senior credit facility is secured by a first priority perfected lien on, and pledge of, all of the combined company’s present and future property and assets (subject to certain exclusions), 100% of the stock of the domestic subsidiaries, 66% of the stock of the foreign subsidiaries and all present and future intercompany debts.

In the second quarter of 2005, we exchanged 160,695 shares of common stock for $3.0 million aggregate principal amount of 3 ½% convertible senior subordinated notes in a privately negotiated transaction. In the fourth quarter of 2005, we exchanged 291,760 shares of common stock and approximately $0.4 million in cash for $5.6 million aggregate principal amount of 3 ½% convertible senior subordinated notes in privately negotiated transactions.

On July 18, 2005, we issued $150.0 million of 1.375% convertible senior subordinated notes (Senior Subordinated Notes) due July 1, 2025. Interest on the Senior Subordinated Notes is payable on January 1 and July 1 of each year, commencing on January 1, 2006. The Senior Subordinated Notes are convertible into 21.0084 shares of our common stock for each $1,000 principal amount of the Senior Subordinated Notes (conversion price of approximately $47.60 per share), subject to adjustment. The Senior Subordinated Notes may be converted, at the option of the holders, into cash or under certain circumstances, cash and shares of our common stock at any time on or prior to the trading day preceding June 1, 2011. We have elected to satisfy in cash the conversion obligation with respect to the principal amount of the Senior Subordinated Notes.

On July 21, 2005, we paid off the balance of our term loan, including approximately $149.1 million of principal and approximately $1.2 million of accrued interest, using the net proceeds from the 1.375% convertible senior subordinated notes and existing cash. As a result of the repayment, the term loan is no longer available for borrowing.

Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from some of our non-U.S. subsidiaries may result in additional tax costs. However, these cash balances are generally available without legal restriction to fund ordinary business operations.

We believe that the net cash provided by our operating activities, supplemented as necessary with borrowings available under our revolving credit facility and existing cash and equivalents, will provide sufficient resources to fund the expected 2006 capital expenditures, and to meet our working capital requirements, debt service and other cash needs over the next year.

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

Foreign currency fluctuations. Approximately 67%, 75%, and 74% of our revenues in the years ended December 31, 2005, 2004 and 2003, respectively, were derived from operations outside the United States, and a significant portion of our cost structure is denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

The impact of foreign currency fluctuations on sales was a $0.2 million decrease in 2005, $37.5 million and $48.1 million increase in 2004 and 2003, respectively. The sales increases in 2004 and 2003 were due primarily to a strengthening of the Japanese yen and euro versus the U.S. dollar.

Contractual obligations. The following represents a list of our material contractual obligations and commitments as of December 31, 2005:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total

Long-term debt, principal amount (a)	$—	$—	$—	$500.0	$500.0
Cash commitments for interest expense	12.2	21.6	21.6	148.5	203.9
Operating lease obligations	15.1	19.7	8.6	24.5	67.9
IT services	3.9	3.6	—	—	7.5
Other purchase obligations, primarily purchases of inventory and capital equipment	49.6	12.8	—	—	62.4

(a) excludes short-term borrowings of $60.0 million.

Off-balance sheet arrangements. We had no off-balance sheet arrangements at December 31, 2005.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R). SFAS No. 123R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (Opinion 25), and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first annual reporting period that begins after June 15, 2005. On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 107 (SAB 107), which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. We will adopt SFAS No. 123R in the first quarter of fiscal 2006. As a result of the provisions of SFAS No. 123R and SAB 107, we expect the compensation charge under SFAS No. 123R to reduce diluted net income per share by approximately $0.15 to $0.20 per share for fiscal 2006. However, the assessment of the estimated compensation charge is affected by stock prices as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of the stock price and employee stock option exercise behaviors.

In December 2004, the FASB issued FASB Staff Position No. FSP 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes” (FSP No. 109-1), to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.”  The American Jobs Creation Act (AJCA) introduces a special 9% tax deduction on qualified production activities. FSP No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Although FSP No. 109-1 is effective immediately, we have not completed the analysis and do not expect to be able to complete the analysis until after Congress or the Treasury Department provides additional clarifying language on the key elements of the provision. Based on our current analysis, the adoption of FSP No. 109-1 does not have a material impact on our consolidated financial position, results of operations, or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP No. 109-2). The AJCA introduces an elected limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance for the repatriation provision. During the fourth quarter of 2005, we elected to repatriate $43.2 million of eligible foreign earnings. Since we provide taxes currently on foreign earnings, the election of this provision enabled us to realize a tax benefit of $5.7 million during the fourth quarter of 2005.

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

SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We are  required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2006. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We routinely monitor the risks associated with fluctuations in currency exchange rates and interest rates. We address these risks through controlled risk management that may include the use of derivative financial instruments to economically hedge or reduce these exposures. We do not expect to enter into financial instruments for trading or speculative purposes.

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

Interest rate risk. At December 31, 2005, our debt comprises primarily domestic borrowings of which $500.0 million is fixed rate debt and $60.0 million is variable rate debt.

In July 2004, we entered into an interest rate swap agreement, which effectively converted the interest rate on $125.0 million of term loan borrowings from a floating rate to a fixed rate. This interest rate swap qualified as a cash flow hedge and would have matured in July 2006. In April 2005, we terminated the interest rate swap. Upon termination, we received approximately $0.8 million and included the related gain of approximately $0.5 million, which includes the accrued but unpaid net amount between us and the swap counterparty, as a component of accumulated other comprehensive income in the second quarter of 2005. As a result of the repayment of the term loan in July 2005, the gain on the interest rate swap of $0.8 million was fully recognized as a reduction to the interest expense in the third quarter of 2005. At December 31, 2005, there are no outstanding interest rate swaps.

In 2002, we entered into two interest rate swap agreements, which effectively converted the interest rate on $150.0 million of the 9 ¼% senior subordinated notes from a fixed to a floating rate and converted the interest rate on $50.0 million of term loan borrowings from a floating to a fixed rate. The interest rate swaps had maturity dates beginning in 2005 and qualified as either fair value or cash flow hedges. Changes in fair value of the interest rate swap agreement qualifying as a cash flow hedge were recorded in other comprehensive income to the extent such changes were effective and as long as the cash flow hedge requirements were met. In May 2003 and October 2002, we realized the value of the interest rate swaps qualifying as fair value hedges. We received an aggregate of approximately $14.8 million, of which approximately $6.3 million represented the net settlement of the accrued but unpaid amount between us and the swap counterparties. The remaining amount of approximately $8.5 million was recorded as an adjustment to the carrying amount of the 9 ¼% senior subordinated notes as a premium and was being amortized over the remaining life of the 9 ¼% senior subordinated notes. At December 31, 2003, after recognizing a pro-rata portion of the gain upon repurchase of a portion of the 9 ¼% senior subordinated notes, the unamortized gain on these interest rate swaps was $3.5 million. As a result of the June 2004 repurchase of the remaining 9 ¼% senior subordinated notes, the remaining unamortized gain on the interest rate swaps was fully recognized.

In May 2003, we terminated the interest rate swap qualifying as a cash flow hedge. We paid approximately $2.4 million and included the related loss of approximately $2.3 million as a component of accumulated other comprehensive income. As a result of the prepayment of the term loan in June 2003, the loss on the interest rate swap was fully recognized as interest expense.

The tables below present information about our debt obligations and interest rate derivatives for the years ended December 31, 2005 and 2004:

December 31, 2005

	Maturing in							Fair Market
	2006	2007	2008	2009	2010	Thereafter	Total	Value
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$350,000	$350,000	$376,705
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$150,000	$150,000	$150,948
Weighted Average Interest Rate	—	—	—	—	—	1.375%	1.375%
Variable Rate	$10,000	$—	$—	$—	$—	$—	$10,000	$10,000
Weighted Average Interest Rate	4.61%	—	—	—	—	—	4.61%
Variable Rate	$50,000	$—	$—	$—	$—	$—	$50,000	$50,000
Weighted Average Interest Rate	6.22%	—	—	—	—	—	6.22%
Total Debt Obligations	$60,000	$—	$—	$—	$—	$500,000	$560,000	$587,653
Weighted Average Interest Rate	5.95%	—	—	—	—	2.16%	2.57%

December 31, 2004

	Maturing in							Fair Market
	2005	2006	2007	2008	2009	Thereafter	Total	Value
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$350,000	$350,000	$379,750
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$8,600	$8,600	$18,311
Weighted Average Interest Rate	—	—	—	—	—	3.50%	3.50%
Variable Rate	$1,950	$1,950	$1,950	$94,559	$93,584	$—	$193,993	$193,993
Weighted Average Interest Rate	4.50%	4.50%	4.50%	4.50%	4.50%	—	4.50%
Total Debt Obligations	$1,950	$1,950	$1,950	$94,559	$93,584	$358,600	$552,593	$592,054
Weighted Average Interest Rate	4.50%	4.50%	4.50%	4.50%	4.50%	2.52%	3.22%
INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Variable to Fixed	$—	$125,000	$—	$—	$—	$—	$125,000	$319
Average Pay Rate	—	3.05%	—	—	—	—	3.05%
Average Receive Rate	—	2.57%	—	—	—	—	2.57%

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

We use foreign currency option contracts, which provide for the sale of foreign currencies to offset foreign currency exposures expected to arise in the normal course of our business. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. The principal currencies subject to this process are the Japanese yen and the euro. The foreign exchange forward contracts are entered into to protect the value of foreign currency denominated monetary assets and liabilities and the changes in the fair value of the foreign currency forward contracts were economically designed to offset the changes in the revaluation of the foreign currency denominated monetary assets and liabilities. These forward contracts are denominated in currencies which represent material exposures. The changes in the fair value of foreign currency option and forward contracts are recorded through earnings as “Unrealized (gain) loss on derivative instruments” while any realized gains or losses on expired contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of operations. Any premium cost of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized over the life of the options.

The following tables provide information about our foreign currency derivative financial instruments outstanding as of December 31, 2005 and 2004. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	December 31, 2005		December 31, 2004
	Notional Amount	Average Contract or Strike Rate	Notional Amount	Average Contract or Strike Rate
	(in $ millions)		(in $ millions)
Foreign currency forward contracts:
Receive US$/Pay Foreign Currency:
Swedish Krona	$31.5	7.94	—	—
U.K. Pound	5.2	1.72	—	—
Swiss Franc	1.5	1.31	—	—
Pay US$/Receive Foreign Currency:
Japanese Yen	3.0	117.45	—	—
Euro	5.9	1.19	—	—
Canadian Dollar	3.4	1.17	—	—
Australia Dollar	2.9	0.73	—	—

Total Notional	$53.4
Estimated Fair Value	$—

Foreign currency purchased put options:
Japanese Yen	$66.2	117.83	$67.3	114.40
Euro	40.2	1.18	56.9	1.15
Foreign currency sold call options:
Japanese Yen	60.0	106.60	—	—
Euro	43.0	1.26	—	—

Total Notional	$209.4		$124.2
Estimated Fair Value	$1.1		$0.1

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of December 31, 2005 and 2004, respectively. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The impact of foreign exchange risk management transactions on income was a net realized loss of $2.0 million, $1.9 million and $2.5 million in 2005, 2004 and 2003, respectively, which are recorded in “Other, net” on the accompanying consolidated statements of operations.

Item 8: Financial Statements and Supplementary Data

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2005	2004
	(In thousands, except share data)
ASSETS
Current assets
Cash and equivalents	$40,826	$49,455
Trade receivables, net	238,761	189,465
Inventories	104,820	85,028
Deferred income taxes	66,476	40,250
Other current assets	28,122	12,627
Total current assets	479,005	376,825
Property, plant and equipment, net	115,725	118,639
Deferred income taxes	12,626	—
Other assets	52,473	41,825
Intangible assets, net	495,609	147,895
Goodwill	825,284	391,350
Total assets	$1,980,722	$1,076,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and short-term borrowings	$60,000	$1,950
Accounts payable	64,045	77,824
Accrued compensation	43,406	31,451
Other accrued expenses	90,666	67,042
Income taxes	1,434	15,656
Deferred income taxes	565	—
Total current liabilities	260,116	193,923
Long-term debt, net of current portion	500,000	550,643
Deferred income taxes	182,179	29,570
Other liabilities	28,365	26,128
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 240,000,000 shares authorized; 67,832,010 and 37,069,452 shares issued	678	371
Additional paid-in capital	1,586,864	310,437
Accumulated deficit	(557,586)	(104,389)
Accumulated other comprehensive income (loss)	(19,870)	69,874
Less treasury stock, at cost (1,397 and 1,379 shares)	(24)	(23)
Total stockholders’ equity	1,010,062	276,270
Total liabilities and stockholders’ equity	$1,980,722	$1,076,534

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Net sales	$920,673	$742,099	$601,453
Cost of sales	353,325	306,164	227,811
Gross profit	567,348	435,935	373,642
Selling, general and administrative	396,599	329,197	276,695
Research and development	61,646	45,616	37,413
In-process research and development	490,750	28,100	—
Business repositioning	29,680	—	—
Operating income (loss)	(411,327)	33,022	59,534
Non-operating expense (income):
Interest expense	29,332	26,933	24,224
Unrealized (gain) loss on derivative instruments	(2,563)	403	246
Loss due to exchange of 3½% Convertible Senior Subordinated Notes due 2023 (note 6)	1,885	116,282	—
Other, net	316	10,620	17,802
	28,970	154,238	42,272
Earnings (loss) before income taxes	(440,297)	(121,216)	17,262
Provision for income taxes	12,900	8,154	6,905
Net earnings (loss)	$(453,197)	$(129,370)	$10,357
Net earnings (loss) per share:
Basic	$(8.28)	$(3.89)	$0.36
Diluted	$(8.28)	$(3.89)	$0.35
Weighted average number of shares outstanding:
Basic	54,764	33,284	29,062
Diluted	54,764	33,284	29,644

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Retained Earnings	Accumulated Other
	Common Stock		Additional	Unearned	(Accumulated	Comprehensive	Treasury Stock			Comprehensive
	Shares	Par Value	Paid In Capital	Compensation	Deficit)	Income (Loss)	Shares	Amount	Total	Income (Loss)
	(in thousands)
Balance at December 31, 2002	28,724	$287	$47,455	$—	$14,624	$3,331	(3)	$(13)	$65,684
Comprehensive income
Net earnings					10,357				10,357	$10,357
Other comprehensive income:
Foreign currency translation adjustments, net of $6,598 of tax						9,365			9,365	9,365
Unrealized gain on derivative instruments qualifying as cash flow hedges, net of $1,745 of tax						2,507			2,507	2,507
Reclassification adjustment for realized loss on derivatives included in net earnings, net of $928 of tax						(1,335)			(1,335)	(1,335)
Total comprehensive income										$20,894
Issuance of common stock under stock option plan	426	4	3,794						3,798
Issuance of common stock under stock purchase plans	217	2	2,040				13	118	2,160
Issuance of restricted stock	12	1	165	(166)					—
Expense of compensation plan				102					102
Tax benefits from employee stock plans			674						674
Purchase of treasury stock, at cost							(11)	(120)	(120)
Balance at December 31, 2003	29,379	$294	$54,128	$(64)	$24,981	$13,868	(1)	$(15)	$93,192

Comprehensive loss
Net loss					(129,370)				(129,370)	$(129,370)
Other comprehensive loss:
Foreign currency translation adjustments						55,799			55,799	55,799
Unrealized gain on derivative instrument qualifying as cash flow hedge, net of $112 of tax						207			207	207
Total comprehensive loss										$(73,364)
Issuance of common stock in connection with convertible note exchanges	7,021	70	243,881						243,951
Issuance of common stock under stock option plan	490	5	4,934						4,939
Issuance of common stock under stock purchase plans	171	2	3,051						3,053
Issuance of restricted stock	8		265	(265)					—
Expense of compensation plan				219					219
Tax benefits from employee stock plans			4,288						4,288
Purchase of treasury stock, at cost								(8)	(8)
Balance at December 31, 2004	37,069	$371	$310,547	$(110)	$(104,389)	$69,874	(1)	$(23)	$276,270

Comprehensive loss
Net loss					(453,197)				(453,197)	$(453,197)
Other comprehensive loss:
Foreign currency translation adjustments						(89,537)			(89,537)	(89,537)
Reclassification adjustment for realized gain on derivative instrument qualifying as cash flow hedge, net of $112 of tax						(207)			(207)	(207)
Total comprehensive loss										$(542,941)
Issuance of common stock in connection with convertible note exchanges	453	4	10,126						10,130
Issuance of common stock under stock option plan	2,305	23	41,388						41,411
Issuance of common stock under stock purchase plans	144	1	4,429						4,430
Issuance of restricted stock	74	1	4,008	(4,008)					1
Cancellation of restricted stock			(49)	49					—
Issuance of common stock under VISX acquisition	27,787	278	1,202,907						1,203,185
Expense of compensation plan				1,245					1,245
Tax benefits from employee stock plans			16,332						16,332
Transfer of restricted stock to treasury stock								(1)	(1)

Balance at December 31, 2005	67,832	$678	$1,589,688	$(2,824)	$(557,586)	$(19,870)	(1)	$(24)	$1,010,062

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Cash flows provided by operating activities
Net earnings (loss):	$(453,197)	$(129,370)	$10,357
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Amortization and write-off of original issue discount and debt issuance costs	9,284	11,028	9,687
Amortization and write-off of net realized gain on interest rate swaps	(773)	(3,466)	(2,631)
Depreciation and amortization	51,588	23,616	15,547
Deferred income taxes	(5,104)	(16,737)	(9,356)
Tax benefit from issuance of stock under stock plans	—	4,288	674
In-process research and development	490,750	28,100	—
Loss on exchange of convertible senior subordinated notes	1,670	111,702	—
Loss on investments and assets	13,165	1,047	756
Unrealized (gain) loss on derivatives	(2,563)	403	246
Expense of compensation plan	1,245	219	102
Changes in assets and liabilities, net of effect of acquisition:
Trade receivables	(27,780)	(48,459)	6,202
Inventories	(14,720)	13,198	7,214
Other current assets	(7,170)	(1,514)	5,396
Accounts payable	(27,328)	39,759	(8,882)
Accrued expenses and other liabilities	6,684	7,294	14,574
Income taxes	(16,802)	5,775	(2,174)
Other non-current assets	1,887	(7,215)	264

Net cash provided by operating activities	20,836	39,668	47,976

Cash flows from investing activities
Acquisition of business, net of cash acquired	(36,867)	(456,709)	—
Additions to property, plant and equipment	(23,097)	(17,492)	(12,605)
Purchase of net assets of manufacturing facility	—	—	(21,359)
Proceeds from sale of property, plant and equipment	48	1,172	556
Additions to capitalized internal-use software	(8,816)	(2,415)	(674)
Additions to demonstration and bundled equipment	(11,135)	(6,778)	(6,971)

Net cash used in investing activities	(79,867)	(482,222)	(41,053)

Cash flows from financing activities
Proceeds from issuance of convertible senior subordinated notes	150,000	350,000	140,000
Short-term borrowings, net	60,000	—	—
Long-term debt borrowings	—	250,000	22,376
Repayment of long-term debt	(194,166)	(149,243)	(205,000)
Financing related costs	(8,459)	(16,553)	(7,316)
Proceeds from issuance of common stock	45,841	7,992	5,958
Net proceeds from settlement of interest rate swaps	773	—	582
Purchase of treasury stock	—	(8)	(120)

Net cash provided by (used in) financing activities	53,989	442,188	(43,520)

Effect of exchange rates on cash and equivalents	(3,587)	3,717	2,123
Net increase (decrease) in cash and equivalents	(8,629)	3,351	(34,474)
Cash and equivalents at beginning of year	49,455	46,104	80,578
Cash and equivalents at end of year	$40,826	$49,455	$46,104

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$22,005	$21,472	$23,391
Income taxes	34,805	14,225	13,727

Supplemental non-cash investing and financing activities:
Exchange of convertible notes into common stock	$8,600	$131,400	$—
Acquisition of VISX, Incorporated (Note 3)	1,203,185	—	—

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

Note 1: Description of Business

Advanced Medical Optics, Inc. (AMO) develops, manufactures and markets medical devices for the eyes in two major product lines, ophthalmic surgical and eye care. The ophthalmic surgical product line provides medical devices for use in the cataract / implant and laser vision correction markets. In the cataract and implant surgery market, the Company focuses on the four key products required for cataract surgery – foldable intraocular lenses (IOLs), implantation systems, phacoemulsification systems and viscoelastics. In the laser vision correction market, the Company markets laser systems, diagnostic devices, treatment cards and microkeratomes for use in laser eye surgery. The eye care product line provides a full range of contact lens care products for use with most types of contact lenses. These products include single-bottle, multi-purpose cleaning and disinfecting solutions, hydrogen peroxide-based disinfecting solutions, daily cleaners, enzymatic cleaners and contact lens rewetting drops. In addition, the Company sells contact lenses in Europe and Asia. The Company sells its products in approximately 60 countries and has direct operations in approximately 20 countries.

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

Allergan has no ownership interest in AMO after June 29, 2002, but performed certain services for AMO pursuant to various agreements that are outlined in Note 8. However, unless released by third parties, Allergan may remain liable for certain obligations and liabilities that were transferred to and assumed by AMO. The Company is obligated to indemnify Allergan for liabilities related to those transferred obligations and liabilities.

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

Foreign Currency Translation

The financial position and results of operations of AMO’s foreign operations are generally determined using local currency as the functional currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income statement amounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses resulting from foreign currency transactions and remeasurements relating to foreign operations deemed to be operating in U.S. dollar functional currency are included in “Other, net” in the accompanying consolidated statements of operations.

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

Inventories

Inventories are valued at the lower of first-in, first-out cost or market. On a regular basis, the Company evaluates its inventory balances for excess quantities and obsolescence by analyzing demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are written down, if necessary.

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

Goodwill and Long-Lived Assets

Goodwill represents the excess of acquisition costs over the fair value of net assets of purchased businesses. Intangible assets include licensing agreements, trademarks, customer relationships and technology rights and are amortized over their estimated useful lives ranging from 3 to 19 years.

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, whereby goodwill is no longer amortized, but instead is subject to a periodic impairment review performed during the second quarter of each fiscal year. In a business combination, goodwill is allocated to the Company’s various reporting units, which are the same as the Company’s reportable operating segments based on relative fair value of the assets acquired and liabilities assumed. As the Company’s operations are composed of four reporting units (Americas, Europe/Africa/Middle East, Japan and Asia Pacific), the Company reviews the recoverability of its goodwill on an annual basis by comparing each unit’s fair value to the net book value of its assets. If the book value of the reporting unit’s assets exceeds its fair value, the goodwill is written down to its implied fair value. In the second quarters of 2005, 2004 and 2003, the Company performed its annual impairment tests of its goodwill, and no impairment was indicated based on these tests.

Additionally, the Company reviews the carrying amount of goodwill whenever events and circumstances indicate that the carrying amount of goodwill may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. If it is determined such indicators are present and the review indicates goodwill will not be fully recoverable, based upon discounted estimated cash flows, the carrying value is reduced to implied fair value.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company assesses potential impairment to its long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets.

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

Revenue Recognition and Accounts Receivable

Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company records revenue from product sales when title and risk of ownership have been transferred to the customer, which is typically upon delivery to the customer, with the exception of intraocular lenses distributed on a consignment basis, which is upon notification of implantation in a patient. The Company recognizes license fees and revenues from the sale of treatment cards to direct customers when it ships the treatment cards as it has no continuing obligations or involvement subsequent to shipment.

Some customers finance the purchase or rental of their VISX equipment directly from the Company over periods ranging from one to three years. These financing agreements are classified as either rental or operating leases or sales type leases as prescribed by SFAS No. 13, “Accounting for Leases.”  Under sales type leases, equipment revenues are recognized based on the net present value of the expected cash flow after installation to direct customers in the United States and Japan or after shipment to international distributors. Under rental or operating lease arrangements, rental revenue is recognized over the term of the agreement.

The Company generally permits returns of product if such product is returned in a timely matter, in good condition, and through the normal channels of distribution. However, the Company does not accept returns of treatment cards and does not provide rights of return or exchange, price protection or stock rotation rights to any VISX product distributors. Return policies in certain international markets can be more stringent and are based on the terms of contractual agreements with the customers. Allowances for returns are provided for based upon an analysis of the Company’s historical patterns of returns matched against the sales from which they originated. To date, historical product returns have been within the Company’s estimates.

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

The allowance for doubtful accounts is determined by analyzing specific customer accounts and assessing the risk of uncollectibility based on insolvency, disputes or other collection issues. In addition, the Company routinely analyzes the different aging categories and establishes allowances based on the length of time receivables are past due (based on contractual terms). A write-off will occur if the settlement of the account receivable is less than the carrying amount or the Company determines the balance will not be collected.

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

Stock-Based Compensation

The Company measures stock-based compensation for option grants to employees and members of the board of directors using the intrinsic value method. The fair value of each option grant for determining the pro forma disclosure impact of stock-based compensation expense is estimated on the date of grant using the Black-Scholes option-pricing model with weighted average assumptions. These assumptions consist of expected dividend yield, expected volatility, risk-free interest rate and expected life.

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

Had compensation expense for the Company’s stock options and employee stock purchase plans been recognized based upon the fair value of awards granted, the Company’s net earnings (loss) would have decreased (increased) to the following pro forma amounts (in thousands, except per share data):

	2005	2004	2003
Net earnings (loss):
As reported:	$(453,197)	$(129,370)	$10,357
Stock-based compensation expense included in reported net earnings (loss), net of tax	834	99	61
Stock-based compensation expense determined under fair value based method, net of tax	(11,800)	(7,117)	(4,939)
Pro forma	$(464,163)	$(136,388)	$5,479

Earnings per share:
As reported:
Basic	$(8.28)	$(3.89)	$0.36
Diluted	$(8.28)	$(3.89)	$0.35
Pro forma:
Basic	$(8.48)	$(4.10)	$0.19
Diluted	$(8.48)	$(4.10)	$0.18

The value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Stock Options			ESPP
	2005	2004	2003	2005	2004	2003
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility	36.0%	42.3%	34.8%	35.3%	37.3%	33.9%
Risk-free interest rate	3.8%	3.8%	2.9%	3.9%	1.2%	1.1%
Expected life (in years)	5.0	4.9	4.8	0.5	0.5	0.5
Weighted-average fair value	$14.52	$14.05	$4.87	$9.09	$6.35	$3.83

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

Recently Adopted and Issued Accounting Standards

In November 2004, Statement of Financial Accounting Standards No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4” (SFAS No. 151), was issued. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect adoption of this standard to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R). SFAS No. 123R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” (Opinion 25) and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first annual reporting period that begins after June 15, 2005. On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 107 (SAB 107) which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. The Company will adopt SFAS No. 123R in the first quarter of fiscal 2006. As a result of the provisions of SFAS No. 123R and SAB 107, the Company expects the compensation charge under SFAS No. 123R to reduce diluted net income per share by approximately $0.15 to $0.20 per share for fiscal 2006. However, the assessment of the estimated compensation charge is affected by stock prices as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of the stock price and employee stock option exercise behaviors.

In December 2004, the FASB issued FASB Staff Position No. FSP 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes” (FSP No. 109-1), to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.”  The American Jobs Creation Act (AJCA), introduces a special 9% tax deduction on qualified production activities. FSP No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Although FSP No. 109-1 is effective immediately, the Company has not completed the analysis and does not expect to be able to complete the analysis until after Congress or the Treasury Department provides additional clarifying language on the key elements of the provision. Based on the Company’s current analysis, the adoption of FSP No. 109-1 does not have a material impact on its consolidated financial position, results of operations, or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP No. 109-2). The AJCA introduces an elected limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance for the repatriation provision. During the fourth quarter of 2005, the Company elected to repatriate $43.2 million of eligible foreign earnings. Since the Company provides taxes currently on foreign earnings, the election of this provision enabled the Company to realize a tax benefit of $5.7 million during the fourth quarter of 2005.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 is issued. The Company is required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations or cash flows.

Note 3: Acquisitions

VISX, Incorporated (VISX)

On May 27, 2005, pursuant to the Agreement and Plan of Merger (Merger Agreement), dated as of November 9, 2004, as amended, by and among AMO, Vault Merger Corporation, a wholly owned subsidiary of AMO, and VISX, AMO completed its acquisition of VISX, for total consideration of approximately $1.38 billion, consisting of approximately 27.8 million shares of AMO common stock, the fair value of VISX stock options converted to AMO stock options and approximately $176.2 million in cash (VISX Acquisition). VISX products include the VISX STAR Excimer Laser System, the VISX WaveScan System and VISX treatment cards. As a result of the VISX Acquisition, the Company became the leader in the design and development of proprietary technologies and systems for laser vision correction of refractive vision disorders.

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

The results of operations of the VISX Acquisition have been included in the accompanying consolidated statements of operations from the date of the VISX Acquisition. The total cost of the VISX Acquisition is as follows (in thousands):

Cash consideration to VISX stockholders	$176,167
Fair value of AMO shares issued to VISX stockholders	1,136,605
Fair value of vested VISX stock options	66,580
Direct transaction fees and expenses	15,765
Cash and cash equivalents acquired	(156,765)

Total purchase price	$1,238,352

The above purchase price has been allocated based on the fair values of assets acquired and liabilities assumed.

The purchase price has been allocated as follows (in thousands):

Inventories	$11,918
Accounts receivable, net	39,353
Other current assets	22,129
Property, plant and equipment	3,350
Other non-current assets	8,038
Intangible assets	402,300
In-process research and development	488,500
Goodwill	479,016
Accounts payable	(16,032)
Other current liabilities	(43,957)
Non-current deferred tax liability, primarily related to intangible assets	(156,263)

Net assets acquired	$1,238,352

The purchase price allocation will be finalized in 2006 upon completion of integration activities. Of the $402.3 million of acquired intangible assets, $239.5 million was assigned to developed technology rights that have a weighted-average useful life of approximately 10.1 years, $22.4 million was assigned to customer relationships with a useful life of 5 years and $140.4 million was assigned to the VISX trade name with an indefinite useful life. The amounts assigned to intangible assets were based on management’s estimate of the fair value.

Identification and allocation of value to the identified intangible assets was based on the provisions of SFAS No. 141, “Business Combinations,” (SFAS No. 141). The fair value of the identified intangible assets was estimated by performing a discounted cash flow analysis using the “income” approach. This method includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets are discounted to their present value at a rate commensurate with the perceived risk. The projected cash flow assumptions considered contractual relationships, customer attrition, eventual development of new technologies and market competition.

The estimates of expected useful lives are based on guidance from SFAS No. 141 and take into consideration the effects of competition, regulatory changes and possible obsolescence. The useful lives of technology rights are based on the number of years in which net cash flows have been projected. The useful lives of customer relationships was estimated based upon the length of the contracts currently in place, probability based estimates of contract renewals in the future and natural growth and diversification of other potential customers, which were considered insignificant. Management considers the VISX trade name to be the leading name in excimer laser vision correction procedures. VISX’s estimated market share of 60 percent demonstrates its commercial success. Management intends to maintain and continue to market existing and new products under the VISX trade name. As management intends to continue to use the VISX trade name indefinitely, an indefinite life was assigned.

Assumptions used in forecasting cash flows for each of the identified intangible assets included consideration of the following:

•	VISX historical operating margins
•	Number of procedures and devices VISX has developed and had approved by the FDA
•	VISX market share
•	Contractual and non-contractual relationships with large groups of surgeons and
•	Patents and exclusive licenses held.

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

In-process research and development (IPR&D)

Approximately $488.5 million of the purchase price represents the estimated fair value of projects that, as of the VISX Acquisition date, had not reached technological feasibility and had no alternative future use. The Company recorded $449.2 million of this amount in the second quarter of 2005 and $39.3 million in the third quarter of 2005. The additional charge in the third quarter of 2005 resulted primarily from the completion of the IPR&D valuation. The fair value assigned to IPR&D comprised the following projects (in thousands):

Value of
IPR&D
Acquired

High Myopia for CustomVue	$14,700
Excimer Laser Improvements	56,200
Presbyopia	417,600

Total	$488,500

The fair value of these projects was determined by performing a discounted cash flow analysis using the “income” approach. Net cash flows attributable to these projects were discounted to their present values at a rate commensurate with the perceived risk, which for these projects ranged from 19.0 to 21.0 percent. The following assumptions underlie the fair value as of the VISX Acquisition date:

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

The following unaudited pro forma information assumes the VISX Acquisition and the Pfizer Acquisition occurred on January 1, 2004. These unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the VISX Acquisition and the Pfizer Acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for years ended December 31, 2005 and 2004 are as follows (in thousands, except per share data):

	Year Ended December 31, 2005		Year Ended December 31, 2004
Net sales	$1,000,842		$982,834
Net earnings	37,377	(1)	70,603	(2)
Earnings per share:
Basic (3)	$0.57		$1.09
Diluted (4)	$0.54		$1.04

(1)                   The unaudited pro forma information for the year ended December 31, 2005 excludes the following non-recurring charges related to the VISX Acquisition: a $488.5 million in-process research and development charge and a $2.0 million charge for the amortization and write-off of debt issuance costs. The unaudited pro forma information also reflects an $11.7 million increase in amortization related to management’s estimate of the fair value of intangible assets acquired as the result of the VISX Acquisition and a $4.7 million increase in interest expense resulting from additional borrowings incurred to fund the cash portion of the VISX Acquisition and related costs and amortization of deferred financing costs. Approximately $11.0 million of merger charges incurred by VISX is not excluded from the unaudited pro forma information for the year ended December 31, 2005.

(2)                   The unaudited pro forma information for the year ended December 31, 2004 excludes the following non-recurring charges related to the Pfizer Acquisition: incremental cost of sales of $28.1 million from the sale of acquired inventory adjusted to fair value, a $28.1 million in-process research and development charge, a charge of $6.5 million for the write-off of debt issuance costs, one-time commitment fee and original issue discount, net of the recognition of realized gains on interest rate swaps; and early debt extinguishment costs of $127.2 million. The unaudited pro forma information also reflects a $2.3 million decrease in depreciation and amortization related to the fair value of property, plant and equipment and identifiable intangible assets acquired in the Pfizer Acquisition and a $4.1 million increase in interest expense resulting from the recapitalization to fund the Pfizer Acquisition.

The unaudited pro forma information for the year ended December 31, 2004 also includes a $28.2 million increase in amortization related to management’s estimate of the fair value of intangible assets acquired as the result of the VISX Acquisition and an $11.4 million increase in interest expense resulting from additional borrowings incurred to fund the cash portion of the VISX Acquisition and related costs and amortization of deferred financing costs.

(3)                   The weighted average number of shares outstanding used for the computation of basic earnings per share for the year ended December 31, 2005 reflects the issuance of 27.8 million shares of AMO’s common stock to VISX stockholders less the 16.6 million weighted average shares related to the VISX Acquisition already included in basic shares outstanding.

The weighted average number of shares outstanding used for the computation of basic earnings per share for the year ended December 31, 2004 reflects the issuance of 7.0 million shares of AMO’s common stock in the private exchanges of the 3 1/2% Convertible Senior Subordinated Notes less the 3.6 million weighted average shares related to the private exchanges already included in basic shares outstanding. The weighted average number of shares outstanding used for the computation of basic earnings per share for the year ended December 31, 2004 also includes the 27.8 million shares issued to VISX stockholders as the result of the VISX Acquisition.

(4)                   The weighted average number of shares outstanding used for the computation of diluted earnings per share for the year ended December 31, 2005 includes the aggregate dilutive effect of approximately 3.3 million shares for stock options and awards, the remaining 3 1/2% Convertible Senior Subordinated Notes and VISX options exchanged for AMO stock options

The weighted average number of shares outstanding used for the computation of diluted earnings per share for the year ended December 31, 2004 includes the aggregate dilutive effect of approximately 3.6 million shares for stock options and awards, the remaining 3 1/2% Convertible Senior Subordinated Notes and VISX options exchanged for AMO stock options.

Quest Vision Technology, Inc. (Quest)

In June 2005, the Company acquired Quest, an optical medical device research and development company, for approximately $2.5 million. Approximately $2.3 million of the purchase price was expensed as IPR&D in the year ended December 31, 2005, as it represents the estimated fair value of projects that had not reached technological feasibility and had no alternative future use at the date of acquisition. The acquisition of Quest was not material to the historical consolidated financial position, results of operations or cash flows of the Company.

Note 4:  Product Rationalization and Business Repositioning

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

Certain foreign jurisdictions have laws and regulations which require consultations and negotiations with works councils, labor organizations and local authorities. The outcome of these discussions will determine, in part, the restructuring steps to be implemented and the associated cost. Therefore, the final costs of the business repositioning plan may be significantly different from the Company’s initial estimates.

The Company incurred $42.3 million in pre-tax charges during the fourth quarter of 2005 as follows (in thousands):

Business Repositioning Costs Reported In:	Costs Incurred	Cash Payments	Non-Cash Adjustments	Balance at December 31, 2005

Cost of sales -
Inventory provisions	$12,585	$—	$(12,585)	$—

Operating Expenses -
Severance, relocation and related costs	14,020	(5,241)	—	8,779
Asset write-downs	9,172	—	(9,172)	—
Contractual obligations	2,641	—	—	2,641
Productivity initiatives and brand repositioning costs	3,847	(2,964)	—	883
	29,680	(8,205)	(9,172)	12,303
	$42,265	$(8,205)	$(21,757)	$12,303

Severance, relocation and related costs were incurred for worldwide workforce reductions due to the Company’s discontinuing certain non-core products and infrastructure and process improvements associated with the Company’s productivity initiatives. The majority of the workforce reductions occurred in Japan, the United States and Europe across all business functions. Asset write-downs resulted from the impairment and disposal of long-lived assets from the reduction in expected future cash flows from certain discontinued non-core products and reconfiguration and streamlining of certain facilities. The fair values of impaired assets were based on probability weighted expected cash flows as determined in accordance with SFAS No. 144.

Note 5: Composition of Certain Financial Statement Captions

	December 31,
	2005	2004
	(in thousands)
Trade receivables, net
Trade receivables	$247,849	$196,908
Less allowance for doubtful accounts	9,088	7,443

	$238,761	$189,465
Inventories
Finished products, including consignment inventory of $11,890 and $9,107 in 2005 and 2004, respectively	$66,492	$69,928
Work in process	13,148	6,942
Raw materials	25,180	8,158

	$104,820	$85,028
Property, plant and equipment, net
Land	$8,987	$9,497
Buildings and leasehold improvements	79,502	65,987
Machinery, equipment and furniture	94,819	102,193

	183,308	177,677
Less accumulated depreciation and amortization	67,583	59,038

	$115,725	$118,639

Intangible assets, net

		December 31, 2005		December 31, 2004
(In thousands)	Useful Life (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizing Intangible Assets:
Licensing	3 - 5	$4,590	$(4,113)	$4,590	$(3,983)
Technology rights	8 - 19	348,379	(26,128)	136,165	(5,371)
Trademarks	13.5	14,689	(1,995)	17,440	(946)
Customer relationships	5	22,400	(2,613)	—	—
		390,058	(34,849)	158,195	(10,300)
Nonamortizing Tradename (VISX)	Indefinite	140,400	—	—	—
		$530,458	$(34,849)	$158,195	$(10,300)

The intangible assets balance increased due to the acquired intangible assets as the result of the VISX Acquisition, net of the impact of foreign currency fluctuation. Amortization expense was $26.9 million, $5.6 million and $0.1 million in 2005, 2004 and 2003, respectively, and is recorded in selling, general and administrative in the accompanying consolidated statements of operations. Amortization expense is expected to be $38.6 million in 2006, $37.6 million in 2007 and 2008, $37.4 million in 2009, $34.8 million in 2010 and $169.2 million thereafter. Actual amortization expense may vary due to the impact of foreign currency fluctuations.

Goodwill

	December 31, 2004	December 31, 2003
	(In thousands)
Goodwill:
Americas	$614,017	$135,001
Europe/Africa/Middle East	78,049	103,360
Japan	100,887	120,709
Asia Pacific	32,331	32,280
	$825,284	$391,350

The increase in goodwill in 2005 is due to goodwill resulting from the VISX Acquisition (see Note 3), partially offset by foreign currency fluctuations.

Note 6: Debt

(In thousands)	Average Rate of Interest	December 31, 2005	December 31, 2004

Convertible Senior Subordinated Notes due 2024	2.50%	$350,000	$350,000
Convertible Senior Subordinated Notes due 2023	3.50%	—	8,600
Convertible Senior Subordinated Notes due 2025	1.375%	150,000	—
Bank term loan	4.50%	—	193,993
Short term borrowings	5.95%	60,000	—

		560,000	552,593
Less current maturities		60,000	1,950

Total debt, net of current portion and short term borrowings		$500,000	$550,643

Senior Credit Facility

On June 25, 2004, the Company amended and restated its senior credit facility to provide a $250.0 million term loan and a $100.0 million revolving credit facility. The amended and restated senior credit facility matures on June 25, 2009. In January 2005, the Company entered into an amendment to the senior credit facility to provide for an increase of $100.0 million in the revolving loan commitments and an additional $100.0 million in term loan commitments. On May 27, 2005, the Company and certain of its subsidiaries, as guarantors thereunder, entered into an amendment to provide for an additional increase of $100.0 million in the revolving loan commitments under the senior credit facility, which amounts were made available to AMO to finance, in part, AMO’s acquisition of VISX, and are available for working capital and other general corporate purposes subject to satisfaction of certain conditions. This amendment also provides for termination of $100.0 million of existing term loan commitment. The amendment increased the revolving loan commitments to $300.0 million. The maturity of the senior credit facility on June 25, 2009 remains unchanged.

During the second quarter of 2005, the Company paid approximately $44.5 million of the term loan. On June 30 2005, the Company paid approximately $0.4 million of the term loan. On July 21, 2005, the Company repaid the balance of its term loan, including approximately $149.1 million of principal and approximately $1.2 million of accrued interest, using the net proceeds from the 1.375% convertible senior subordinated notes (see below) and existing cash. As a result of the repayment of the term loan, the Company wrote off remaining debt issuance costs of approximately $3.8 million in the third quarter of 2005.

On May 27, 2005, the Company borrowed approximately $200.0 million under the senior revolving credit facility to fund the cash portion of the VISX Acquisition. In June 2005, the Company repaid approximately $123.0 million of revolver borrowings with acquired VISX cash.

At December 31, 2005, the Company had $50.0 million borrowings outstanding under the revolving credit facility. Approximately $18.7 million of the revolving credit facility was reserved to support letters of credit issued on the Company’s behalf for normal operating purposes and the Company has approximately $231.3 million undrawn and available revolving loan commitments. At December 31, 2005, the Company had $10.0 million of borrowings outstanding under a short-term loan from Bank of Ireland to an AMO subsidiary, AMO Ireland. This loan was supported by a $10.0 million letter of credit which was part of the $18.7 million of letters of credit noted above. This loan was paid in its entirety on February 21, 2006 and is no longer available for borrowing.

Borrowings under the revolving credit facility, if any, bear interest at current market rates plus a margin based upon the Company’s ratio of debt to EBITDA, as defined. The incremental interest margin on borrowings under the revolving credit facility decreases as the Company’s ratio of debt to EBITDA decreases to specified levels. Under the senior credit facility, certain transactions may trigger mandatory prepayment of borrowings, if any. Such transactions may include equity or debt offerings, certain asset sales and extraordinary receipts. The Company pays a quarterly fee (1.95% per annum at December 31, 2005) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.375% per annum at December 31, 2005) on the average unused portion of the revolving credit facility. The senior credit facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios. Certain covenants under the senior credit facility may limit the incurrence of additional indebtedness. The senior credit facility prohibits dividend payments. The Company was in compliance with these covenants at December 31, 2005. The senior credit facility is secured by a first priority perfected lien on, and pledge of, all of the combined company’s present and future property and assets (subject to certain exclusions), 100% of the stock of the domestic subsidiaries, 66% of the stock of foreign subsidiaries and all present and future intercompany debts.

3½% Convertible Senior Subordinated Notes Due 2023 (Existing Notes)

On June 24, 2003, the Company issued $140.0 million of Existing Notes due April 15, 2023. Interest on the Existing Notes was payable on April 15 and October 15 of each year, commencing on October 15, 2003. The Existing Notes were convertible into 48.69 shares of AMO’s common stock for each $1,000 principal amount of Existing Notes (conversion price of $20.54 per share), subject to adjustment.

In the quarter ended June 25, 2004, the Company exchanged approximately 5.8 million shares of common stock and approximately $4.6 million in cash for approximately $108.6 million in aggregate principal amount of Existing Notes in privately negotiated transactions with a limited number of holders (Private Exchanges). The Private Exchanges resulted in an aggregate increase of $216.4 million to common stock and additional paid-in capital. Because the Existing Notes were not convertible into equity at the time of the Private Exchanges, a non-cash charge of approximately $107.2 million and a cash charge of approximately $4.6 million were recorded. The $107.2 million non-cash charge was comprised of a charge of $89.1 million representing the difference between the fair value of 5.3 million shares of common stock issued in exchange for the notes and the principal amount of notes exchanged and a charge of $18.1 million representing the fair value of 0.5 million shares of common stock issued as a premium. The $4.6 million cash charge represented cash issued as a premium. The Company also recorded a charge of approximately $3.2 million for the write-off of the pro-rata portion of capitalized debt related costs. During the remainder of 2004, the Company exchanged approximately 1.2 million shares of common stock for approximately $22.8 million in aggregate principal amount of Existing Notes. These exchanges resulted in an increase of $27.6 million to common stock and additional paid-in capital. A non-cash charge of $4.5 million representing the fair value of shares issued as a premium was recorded. During the last half of 2004, the Company also prepaid $55.0 million of the term loan. As a result of the exchanges and the partial repayment of the term loan, the Company recorded a charge of $1.9 million for the write-off of the pro-rata portion of capitalized debt related costs.

In the second quarter of 2005, the Company exchanged 160,695 shares of common stock for $3.0 million aggregate principal amount of the Existing Notes in a privately negotiated transaction. The exchange resulted in an increase of $3.5 million to common stock and paid-in capital. A non-cash charge of $0.5 million representing the fair value of shares issued as a premium was recorded. In the fourth quarter of 2005, the Company exchanged 291,760 shares of common stock and approximately $0.4 million in cash for $5.6 million aggregate principal amount of the Existing Notes in privately negotiated transactions. The exchange resulted in an aggregate increase of $6.6 million to common stock and paid-in capital. A non-cash charge of $1.2 million and a cash charge of $0.2 million representing the fair value of shares issued as a premium were recorded.

2½% Convertible Senior Subordinated Notes Due 2024 (Notes)

On June 22, 2004, the Company issued $350.0 million of Notes due July 15, 2024. Interest on the Notes is payable on January 15 and July 15 of each year, commencing on January 15, 2005. The Notes are convertible into 19.9045 shares of AMO’s common stock for each $1,000 principal amount of Notes (conversion price of approximately $50.24 per share), subject to adjustment. The Notes may be converted, at the option of the holders, on or prior to the final maturity date under certain circumstances, including:

•                  during any fiscal quarter commencing after September 24, 2004, if the closing sale price per share of AMO’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter;

•                  during the five business days after any five consecutive trading day period in which the trading price of the Notes for each day was less than 95% of the conversion value of the Notes; provided that holders may not convert their Notes in reliance on this provision after July 15, 2019, if on any trading day during such trading period the closing sale price per share of AMO’s common stock was between 100% and 130% of the then current conversion price. This conversion tenure represents an embedded derivative. However, based on the de minimis value associated with this feature, no value was assigned at issuance and at December 31, 2005;

•                  upon the occurrence of specified ratings events with respect to the Notes. This conversion feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2005;

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

Beginning with the six-month interest period commencing January 15, 2010, holders of the Notes will receive contingent interest payments during any six-month interest period if the trading price of the Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the Notes. The contingent interest payable will equal 0.25% of the average trading price of $1,000 principal amount of Notes during the five trading days immediately preceding the first day of the applicable six-month interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2005 and 2004.

On or prior to January 15, 2010, upon the occurrence of a fundamental change, under certain circumstances, the Company will pay a make whole premium on Notes converted in connection with, or tendered for repurchase upon, the fundamental change. The make whole premium will be payable, in the same form of consideration into which the Company’s common stock has been exchanged or converted, on the repurchase date for the Notes after the fundamental change, both for Notes tendered for repurchase and for Notes converted in connection with the fundamental change. The amount of the make whole premium, if any, will be based on the Company’s stock price on the effective date of the fundamental change. This make whole premium feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2005 and 2004.

The Company utilizes a convertible bond pricing model and a probability weighted valuation model, as applicable, to determine the fair values of the embedded derivatives noted above.

The proceeds from the June 2004 term loan and a portion of the net proceeds from the Notes aggregating $450.0 million were used to fund the Pfizer Acquisition. In addition, approximately $80.8 million of the net proceeds from the Notes were used to consummate the June 2004 tender offer to purchase the remaining $70.0 million aggregate outstanding principal amount of the Company’s 9¼% senior subordinated notes and pay the related premium and consent fees. As a result of the purchase of the 9¼% senior subordinated notes, the Company recorded a charge of approximately $10.8 million for the premium and consent fees paid and a net gain of $0.7 million for the write-off of capitalized debt related costs and recognition of the realized gain on interest rate swaps.

1.375% Convertible Senior Subordinated Notes Due 2025 (Senior Subordinated Notes)

On July 18, 2005, the Company issued $150.0 million of Senior Subordinated Notes due July 1, 2025. Interest on the Senior Subordinated Notes is payable on January 1 and July 1 of each year, commencing on January 1, 2006. The Senior Subordinated Notes are convertible into 21.0084 shares of AMO’s common stock for each $1,000 principal amount of the Senior Subordinated Notes (conversion price of approximately $47.60 per share), subject to adjustment. The Senior Subordinated Notes may be converted, at the option of the holders, into cash or under certain circumstances, cash and shares of AMO’s common stock at any time on or prior to the trading day preceding June 1, 2011, subject to prior redemption or repurchase only during the specified periods under the following circumstances:

•                  during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Senior Subordinated Notes for each day of such measurement period was less than 103% of the conversion value, which equals the product of the closing sales price of AMO’s common stock and the conversion rate then in effect. This conversion feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the Senior Subordinated Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance and at December 31, 2005;

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

The Company may redeem some or all of the Senior Subordinated Notes for cash, on or after July 6, 2011, for a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest (as described below), if any, to but excluding the redemption date.

The Senior Subordinated Notes contain put options, which may require the Company to repurchase in cash all or a portion of the Senior Subordinated Notes on July 1, 2011, July 1, 2016, and July 1, 2021 at a repurchase price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest (as described below), if any, to but excluding the repurchase date.

Beginning with the six-month interest period commencing July 1, 2011, holders of the Senior Subordinated Notes will receive contingent interest payments during any six-month interest period if the trading price of the Senior Subordinated Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the Senior Subordinated Notes. The contingent interest payable will equal 0.25% of the average trading price of $1,000 principal amount of the Senior Subordinated Notes during the five trading days immediately preceding the first day of the applicable six-month interest period. This contingent interest payment feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the Senior Subordinated Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimis. Accordingly, no value was assigned at issuance and at December 31, 2005.

On or prior to July 1, 2011, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the Senior Subordinated Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of AMO’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the Senior Subordinated Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance and at December 31, 2005.

On July 21, 2005, the Company repaid the balance of its term loan, including approximately $149.1 million of principal and approximately $1.2 million of accrued interest, using the net proceeds from the Senior Subordinated Notes and existing cash.

As of December 31, 2005, the aggregate maturities of total long-term debt of $500.0 million are due after 2010.

Note 7: Financial Instruments

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

Interest Rate Risk Management

At December 31, 2005, the Company’s debt is comprised primarily of domestic borrowings of which $500.0 million is fixed rate debt and $60.0 million is variable rate debt.

In July 2004, the Company entered into an interest rate swap agreement, which effectively converted the interest rate on $125.0 million of term loan borrowings from a floating rate to a fixed rate. This interest rate swap qualified as a cash flow hedge and would have matured in July 2006. In April 2005, the Company terminated the interest rate swap. Upon termination, the Company received approximately $0.8 million and included the related net gain of approximately $0.5 million, which includes the accrued but unpaid net amount between the Company and the swap counterparty, as a component of accumulated other comprehensive income in the second quarter of 2005. As a result of the repayment of the term loan in July 2005, the gain on the interest rate swap of $0.8 million was fully recognized as a reduction to the interest expense in the third quarter of 2005. At December 31, 2005, there are no outstanding interest rate swaps.

In 2002, the Company entered into two interest rate swap agreements, which effectively converted the interest rate on $150.0 million of the 9 ¼% senior subordinated notes from a fixed to a floating rate and converted the interest rate on $50.0 million of term loan borrowings from a floating to a fixed rate. The interest rate swaps had maturity dates beginning in 2005 and qualified as either fair value or cash flow hedges. Changes in fair value of the interest rate swap agreement qualifying as a cash flow hedge were recorded in other comprehensive income to the extent such changes were effective and as long as the cash flow hedge requirements were met. In May 2003 and October 2002, the Company realized the value of the interest rate swaps qualifying as fair value hedges. The Company received an aggregate of approximately $14.8 million, of which approximately $6.3 million represented the net settlement of the accrued but unpaid amount between the Company and the swap counterparties. The remaining amount of approximately $8.5 million was recorded as an adjustment to the carrying amount of the 9 ¼% senior subordinated notes as a premium and was being amortized over the remaining life of the 9 ¼% senior subordinated notes. At December 31, 2003, after recognizing a pro-rata portion of the gain upon repurchase of a portion of the 9 ¼% senior subordinated notes, the unamortized gain on these interest rate swaps was $3.5 million. As a result of the June 2004 repurchase of the remaining 9 ¼% senior subordinated notes, the remaining unamortized gain on the interest rate swaps was fully recognized.

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

The Company uses foreign currency option contracts, which provide for the sale of foreign currencies to offset foreign currency exposures expected to arise in the normal course of the Company’s business. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. The principal currencies subject to this process are the Japanese yen and the euro. The foreign exchange forward contracts are entered into to protect the value of foreign currency denominated monetary assets and liabilities and the changes in the fair value of the foreign currency forward contracts were economically designed to offset the changes in the revaluation of the foreign currency denominated monetary assets and liabilities. These forward contracts are denominated in currencies which represent material exposures. The changes in the fair value of foreign currency option and forward contracts are recorded through earnings as “Unrealized (gain) loss on derivative instruments” while any realized gains or losses on expired contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of operations. Any premium cost of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized over the life of the options.

The following table provides information about our foreign currency derivative financial instruments outstanding as of December 31, 2005 and 2004, respectively. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	December 31, 2005		December 31, 2004
		Average Contract		Average Contract
	Notional	or Strike	Notional	or Strike
	Amount	Rate	Amount	Rate
	(in $ millions)		(in $ millions)
Foreign currency forward contracts:
Receive US$/Pay Foreign Currency:
Swedish Krona	$31.5	7.94	—	—
U.K. Pound	5.2	1.72	—	—
Swiss Franc	1.5	1.31	—	—
Pay US$/Receive Foreign Currency:			—	—
Japanese Yen	3.0	117.45	—	—
Euro	5.9	1.19	—	—
Canadian Dollar	3.4	1.17	—	—
Australia Dollar	2.9	0.73	—	—

Total Notional	$53.4
Estimated Fair Value	$—

Foreign currency purchased put options:
Japanese Yen	$66.2	117.83	$67.3	114.40
Euro	40.2	1.18	56.9	1.15
Foreign currency sold call options:
Japanese Yen	60.0	106.60	—	—
Euro	43.0	1.26	—	—

Total Notional	$209.4		$124.2
Estimated Fair Value	$1.1		$0.1

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of the Company’s exposure to market loss. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of December 31, 2005 and 2004, respectively. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The impact of foreign exchange risk management transactions on income was a net realized loss of $2.0 million, $1.9 million and $2.5 million in 2005, 2004 and 2003, respectively, which are recorded in “Other, net” in the accompanying consolidated statements of operations.

Fair Value of Financial Instruments

At December 31, 2005 and 2004, the Company’s financial instruments included cash and equivalents, trade receivables, accounts payable and borrowings. The carrying amount of cash and equivalents, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of long-term debt was estimated based on quoted market prices at year-end.

The carrying amount and estimated fair value of the Company’s financial instruments at December 31 were as follows (in thousands):

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt and short-term borrowings	$60,000	$60,000	$1,950	$1,950
Long-term debt	500,000	527,653	550,643	590,104

Note 8: Related Party Transactions

Prior to June 29, 2002, the Company entered into several agreements with Allergan in connection with, among other things, transitional services, employee matters, manufacturing and tax sharing. These agreements generally required the Company to indefinitely indemnify Allergan from liabilities related to the business contributed to AMO.

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

Under the manufacturing agreement, which ended on June 29, 2005, Allergan manufactured certain eye care products and VITRAX viscoelastics from the date of the June 29, 2002 spin-off. The Company purchased these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. During 2005, 2004 and 2003, the Company purchased $41.9 million, $89.3 million and $77.0 million, respectively, of product from Allergan. On an annual basis, a pricing “true up” calculation was performed during the first calendar quarter. This “true up” calculation was based upon the actual volume of products shipped by Allergan to AMO during the preceding year versus the forecasted volume submitted by AMO that was used to calculate the invoiced prices. During the year, the Company periodically reviewed the volume of purchases and accrued for estimated shortfalls, if any. The Company received $0.8 million from Allergan in October 2005 as the final “true-up” amount for the six months ended June 29, 2005.

The following table summarizes the charges from Allergan for the above-mentioned transitional services for 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Selling, general and administrative expenses, net of $921 and $1,165 charged to Allergan	$—	$(198)	$1,884

Research and development	—	185	465

Manufacturing “true up” payment (receipt), net	(637)	233	(629)

As of December 31, 2005, an interest-free relocation loan of $0.5 million, collateralized by real property, was outstanding from the chief executive officer. The principal amount of the loan is payable upon the earlier to occur of (a) 60 days following the chief executive officer’s termination of employment; (b) the date of the sale or other transfer of the property or (c) July 3, 2007. This relocation loan is evidenced by a promissory note dated July 3, 2002, prior to the adoption of the Sarbanes-Oxley Act of 2002.

Note 9: Income Taxes

The Company’s income before provision for income taxes was generated from the United States and international operations as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)

Earnings (loss) before income taxes:
U.S.	$(497,583)	$(105,537)	$976
Foreign	57,286	(15,679)	16,286

Earnings (loss) before income taxes	$(440,297)	$(121,216)	$17,262

The Company’s provision for income taxes consists of the following:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)

Income tax expense:
Current
U.S. federal	$130	$8,780	$5,741
Foreign	17,846	15,739	6,877
U.S. state and Puerto Rico	28	372	3,643

Total current	18,004	24,891	16,261

Deferred:
U.S. federal	(903)	(13,286)	(11,002)
Foreign	(3,062)	(2,665)	2,833
U.S. state and Puerto Rico	(1,139)	(786)	(1,187)

Total deferred	(5,104)	(16,737)	(9,356)

Total	$12,900	$8,154	$6,905

The reconciliations of the U.S. federal statutory tax rate to the Company’s effective tax rate are as follows:

	Year Ended December 31,
	2005	2004	2003
Statutory rate of tax expense	35.0%	35.0%	35.0%
State taxes, net of U.S. tax benefit	0.3	1.5	5.6
In-process research and development charges	(39.0)	(8.1)	—
Convertible note exchanges	(0.1)	(31.2)	—
Other permanent items	2.4	(1.5)	3.3
Foreign income, including U.S. tax effect of foreign earnings and dividends, net of foreign tax credits	(2.1)	—	(6.2)
Net change in valuation allowance	0.4	(1.5)	2.0
Other	0.3	(0.9)	0.3
Effective tax rate	(2.8)%	(6.7)%	40.0%

Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2005 and 2004, were as follows:

	As of December 31,
	2005	2004
	(in thousands)

Deferred tax assets
Net operating loss carryforwards	$23,265	$5,298
Reserves and accrued expenses	6,854	8,440
Capitalized expenses	204	488
Intercompany profit in inventory	12,281	6,451
Net benefit on foreign earnings, including foreign tax credits	26,220	23,038
Federal and State tax credits	3,691	2,516
Inventory reserves and variances	4,932	4,140
Fixed assets, net of accumulated depreciation	—	236
All other	5,123	4,944
	82,570	55,551
Less: valuation allowance	(7,913)	(8,239)

Total deferred tax asset	74,657	47,312

Deferred tax liabilities
Capitalized intangible assets	175,420	35,644
Fixed assets, net of accumulated depreciation	1,104	—
All other	1,775	988

Total deferred tax liabilities	178,299	36,632

Net deferred tax asset (liability)	$(103,642)	$10,680

In 2005, deferred taxes were provided for U.S. federal and state income taxes and anticipated foreign withholding taxes on undistributed earnings of non-U.S. subsidiaries.

As of December 31, 2005, the Company has approximately $50.0 million and $8.2 million of federal and various state tax net operating losses, respectively, available for carryforward that will begin to expire in 2014. The Company also has approximately $18.6 million of various foreign net operating losses available for carryforward that will begin to expire in 2013 if not utilized. A valuation allowance has been provided on certain foreign tax loss carry forwards ($5.6 million) and certain U.S. long-term deferred tax assets ($2.3 million) as ultimate utilization is uncertain.

In addition, as of December 31, 2005, the Company has approximately $12.7 million of foreign tax credit carryforwards that will begin to expire in 2014. Based on the Company’s position that all foreign earnings will be taxed in the U.S. and the projected future earnings of the Company’s foreign subsidiaries, management believes it is “more likely than not” that the Company will realize the benefit of these foreign tax credits.

As of December 31, 2005, the Company has approximately $1.5 million in federal research and development credits which will begin to expire in 2020. In addition, the Company has approximately $2.2 million in various state credits which will begin to expire in 2010.

The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. At December 31, 2005 management believes that it is “more likely than not” that it will realize the benefit of its deferred tax assets. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. The change in valuation allowance in 2005 related primarily to the establishment of valuation allowances on net operating losses in foreign jurisdictions as well as the write-off of valuation allowances and associated deferred tax assets with respect to withholding taxes on undistributed earnings where the withholding is no longer anticipated to be incurred.

The American Jobs Creation Act of 2004 (the “Act”), signed into law in October 2004, allowed companies to elect to repatriate cash into the United States in 2005 at a special, temporary effective tax rate of 5.25 percent. On December 6, 2005, the Board of Directors approved management’s plan for reinvestment and repatriation of specific foreign earnings under the Act. The Company repatriated $43.2 million under the provisions of the Act. Since the Company provides taxes currently on foreign earnings, the election of this provision enabled the Company to realize a tax benefit of $5.7 million in the fourth quarter of 2005.

During 2005, the Company realized final adjustments to accrued, pre-spin-off taxes attributable to our business and payable to Allergan pursuant to a pre-spin tax sharing agreement. These adjustments included a $1.4 million benefit from the resolution of a discrete item in the third quarter, which was recorded in the income tax provision.

The Company records a liability for potential tax assessments based on its estimate of the potential exposure. New laws and new interpretations of laws and rulings by tax authorities may affect the liability for potential tax assessments. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent the Company’s estimates differ from actual payments or assessments, income tax expense is adjusted. The Company’s income tax returns in several locations are being examined by the local taxation authorities. Management believes that adequate amounts of tax and related interest, if any, have been provided for any adjustments that may result from these examinations.

Note 10: Employee Retirement and Other Benefit Plans

Pension and Postretirement Benefit Plans

The Company sponsors defined benefit pension plans in Japan and in certain European countries.

Components of net periodic benefit cost under the Japan and European pension plans in 2005, 2004 and 2003 were as follows (in thousands):

	2005	2004	2003
Service cost	$1,822	$1,815	$1,380
Interest cost	471	467	366
Expected return on plan assets	(207)	(197)	(111)
Amortization of transition amount	—	2	3
Amortization of prior service cost	63	63	59
Recognized net actuarial loss	—	36	22
Net periodic benefit cost	$2,149	$2,186	$1,719

The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	2005	2004	2003
Discount rate:
Japan	2.00%	1.80%	1.80%
European plans	5.25%	5.50%	5.50%
Expected return on plan assets:
Japan	2.5%	3.00%	3.00%
European plans (unfunded plans)	N/A	N/A	N/A
Rate of compensation increase:
Japan	3.00%	3.00%	3.00%
European plans	3.00%	3.30%	3.30%

Components of the change in benefit obligation, change in plan assets and funded status for the Company’s defined benefit pension plans for December 31, 2005, and 2004 were as follows (in thousands):

	2005	2004
Change in benefit obligation:
Benefit obligation, beginning of period	$16,170	$14,875
Service cost	1,822	1,815
Interest cost	471	467
Actuarial (gain) loss	2,665	(1,504)
Benefits paid	(166)	(385)
Impact of foreign currency translation	(2,354)	902

Benefit obligation, end of period	$18,608	$16,170

Change in plan assets:
Fair value of plan assets, beginning of period	$8,041	$5,919
Actual return on plan assets	1,348	312
Company contribution	1,848	1,811
Benefits paid	(166)	(385)
Impact of foreign currency translation	(1,252)	384

Fair value of plan assets, end of period	$9,819	$8,041

Funded status of plans	(8,789)	(8,129)
Unrecognized net actuarial loss	1,799	395
Unrecognized prior service cost	340	458
Fourth quarter contributions	517	502

Accrued benefit cost	$(6,133)	$(6,774)

The funded status of the pension benefits presented was measured as of September 30. The Company adopted this measurement date to conform to its internal cost management systems. Assumptions used in determining benefit obligations are as follows:

	2005	2004
Discount rate:
Japan	2.00%	2.00%
European plans	4.25%	5.25%
Rate of compensation increase:
Japan	3.00%	3.00%
European plans	3.50%	3.00%

The accumulated benefit obligation for the defined benefit plans was $12.8 million and $11.3 million at December 31, 2005 and 2004, respectively.

There are no assets in the European plans. The Japan pension plan asset allocation as of the measurement date (September 30) and the target asset allocation, presented as a percentage of total Japan pension plan assets, were as follows:

	2005	2004	Target Allocation
Equity securities	51.4%	47.8%	45-55%
Debt securities	42.5%	47.8%	45-55%
Real estate	0.0%	0.0%	0%
Other	6.1%	4.4%	5-10%
Total	100.0%	100.0%

As of September 30, 2005, the Japan plan assets are invested using a passive investment strategy. Asset allocations and investment performance is reviewed by the Benefits Committee with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

The expected long-term rate of return on plan assets assumption is based on numerous factors including historical rates of return, long-term inflation assumptions, current and future financial market conditions and expected asset allocation.

The Company expects to contribute $11.1 million to its defined benefit plans in 2006.

The following estimated future benefit payments are expected to be paid in the years indicated (in thousands):

Year	Amount
2006	$254
2007	275
2008	300
2009	630
2010	347
2011-2015	4,454

Savings and Investment Plan

AMO employees in the U.S. and Puerto Rico are eligible to participate in the Advanced Medical Optics, Inc. 401(k) Plan (the Plan). Under the Plan, participants’ contributions, up to 8% of compensation, qualify for a 50% Company match. Participants are immediately vested in their contributions and are 100% vested in Company contributions after three years of service. The Company also provides an annual profit sharing contribution. Participants vest ratably over five years in the Company’s profit sharing contributions. The Company contributed $6.7 million, $5.4 million and $4.6 million in 2005, 2004 and 2003, respectively, to the Plan.

Note 11: Common Stock

The Company has an incentive compensation plan that provides for the granting of stock options, restricted stock, restricted stock unit and other stock-based incentive awards to directors, employees and consultants. Options granted to employees become exercisable 25% per year beginning twelve months after the date of grant and have a ten year term. The Company measures stock-based compensation for option grants to employees using the intrinsic value method. Restricted stock awards are valued based on the market price of a share of non-restricted stock on the grant date. No compensation expense has been recorded for stock-based incentive plans other than for restricted stock awards. A total of 5,000,000 shares of common stock have been authorized for issuance under the incentive compensation plan.

During 2005, the Company granted 104,272 shares of restricted stock and restricted stock units to certain directors and employees. Compensation expense recognized for restricted stock awards was $1.2 million in 2005.

During 2004 and 2003, the Company granted 8,047 and 11,833 shares, respectively, of restricted stock to certain directors in lieu of annual cash retainers. Compensation expense recognized for the restricted stock awards was $0.2 million and $0.1 million in 2004 and 2003, respectively.

The following is a summary of stock option activity:

	2005		2004		2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	5,734,466	$15.64	5,069,348	$10.56	5,005,513	$9.78
Options granted	5,726,028	28.39	1,269,300	33.67	864,000	14.18
Options exercised	(2,306,174)	17.96	(490,111)	10.08	(425,841)	8.92
Options canceled	(295,914)	30.32	(114,071)	14.24	(374,324)	10.48

Outstanding, end of year	8,858,406	$22.79	5,734,466	$15.64	5,069,348	$10.56

Exercisable, end of year	5,890,209	$19.28	2,558,433	$10.05	1,603,165	$9.16

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$5.00—$9.99	2,339,382	5.51	$8.76	1,884,991	$8.71
$10.00—$17.99	1,619,579	5.85	13.82	1,300,330	13.82
$18.00—$27.99	1,239,274	5.51	24.28	1,212,774	24.38
$28.00—$33.99	1,865,191	7.77	32.46	1,060,784	31.51
$34.00—$42.00	1,794,980	8.62	38.09	431,330	37.56

The Company has two employee stock purchase plans (ESPP) for eligible employees to purchase shares of the Company’s common stock at 85% of the lower of the closing price of the Company’s common stock on the first or last day of the six-month purchase period. Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any offering period for common stock purchases, subject to certain limitations. A total of up to 4,867,235 shares of common stock have been reserved for issuance under the ESPP. During 2005, 143,808 shares of common stock were issued under the ESPP for an aggregate purchase price of $4.4 million. During 2004, 171,212 shares of common stock were issued under the ESPP for an aggregate purchase price of $3.1 million. During 2003, 230,120 shares of common stock, including 12,708 shares of treasury stock, were issued for an aggregate purchase price of $2.2 million. As of December 31, 2005, employee withholdings under the ESPP aggregated $0.7 million.

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

Note 12: Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by adjusting net earnings and the weighted average outstanding shares, assuming the conversion of all potentially dilutive convertible securities, stock options and stock purchase plan awards. Due to the net loss, basic and diluted earnings per share are the same for the years ended December 31, 2005 and 2004.

The table below presents the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(in thousands, except per share amounts)
Basic and diluted net earnings (loss)	$(453,197)	$(129,370)	$10,357

Basic common shares outstanding	54,764	33,284	29,062
Effect of dilutive securities:
Stock options and awards	—	—	582

Diluted common shares outstanding	54,764	33,284	29,644

Basic earnings (loss) per share	$(8.28)	$(3.89)	$0.36

Diluted earnings (loss) per share	$(8.28)	$(3.89)	$0.35

For 2005, the dilutive effect of stock options and stock purchase plan awards of approximately 2,674,000 shares and the dilutive effect of the 3 ½% convertible senior subordinated notes of approximately 290,000 shares have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive. For 2004, the dilutive effect of stock options and stock purchase plan awards of approximately 2,125,000 shares and the dilutive effect of the 3 ½% convertible senior subordinated notes of approximately 3,559,000 shares have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive. For 2003, the dilutive effect of the 3 ½% convertible senior subordinated notes of approximately 1,704,000 shares has been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

The Company will settle in cash the principal amount of the 2 ½% convertible senior subordinated notes and the 1.375% convertible senior subordinated notes. In addition, there were no potentially diluted common shares associated with the 2 ½% convertible senior subordinated notes and the 1.375% convertible senior subordinated notes as the Company’s year end stock price was less than the conversion prices of the notes.

Note 13: Commitments and Contingencies

The Company leases certain facilities, office equipment and automobiles and provides for payment of taxes, insurance and other charges on certain of these leases. Rental expense was $17.8 million, $20.4 million, and $16.1 million in 2005, 2004, and 2003, respectively.

Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year as of December 31, 2005, are as follows: $15.1 million in 2006; $12.0 million in 2007; $7.7 million in 2008; $4.6 million in 2009; $4.0 million in 2010 and $24.5 million thereafter.

In August 2002, the Company entered into an information technology services outsourcing agreement expiring in November 2007. Future annual payments under this agreement are as follows: $3.9 million in 2006 and $3.6 million in 2007.

On December 3, 2003, the Company filed a complaint in the U.S. District Court for the District of Delaware against Alcon, Inc. and Alcon Laboratories, Inc. for infringement of U.S. Patent Nos. 5,700,240 (Barwick Patent) and 6,059,765 (Cole/Sutton Patent). The Company alleged that Alcon’s “Infiniti” and “Series 20000 Legacy” phacoemulsification machines infringe the patents. The Company sought damages and a permanent injunction. The trial of this matter began on April 25, 2005 and concluded on May 6, 2005. The jury found both of AMO’s patents to be valid and infringed by Alcon, and awarded AMO $94.8 million in damages. The jury further found that Alcon had willfully infringed both of AMO’s patents. On June 21, 2005, a bench trial was conducted by the Court to determine if the Company had sufficiently marked the Company’s equipment with the patent numbers and to determine if Alcon had waived any argument relating thereto. On December 16, 2005, the Court ruled that the Company did not sufficiently mark its patents and reduced the jury award from $94.8 million to $71.3 million. However, the Court further ruled that Alcon had willfully infringed the Company’s patents and trebled the $71.3 million damage award to $213.9 million. The Court also granted the Company’s request for a permanent injunction on both patents. However, the Court stayed the injunction on the Cole/Sutton Patent pending appeal. On January 20, 2006, judgment was entered including additional damages from March 2005 through December 31, 2005 and interest based thereon, resulting in final damages of $234.5 million. The Court further ordered Alcon to pay all of the Company’s attorney fees and costs, estimated at $4 million. Alcon filed an appeal of the final judgment on January 20, 2006. AMO cross appealed on February 3, 2006. On February, 3, 2006, Alcon filed a motion for a new trial with the U.S. District Court for the District of Delaware. AMO opposed this motion on February 24, 2006.

On January 28, 2004, Alcon Manufacturing, Ltd. filed a complaint against AMO and Allergan, Inc. in the U.S. District Court for the Northern District of Texas, Fort Worth Division, for infringement of U.S. Patent Nos. 4,832,685 and 4,935,005 (Haines Patents). Alcon alleged that AMO’s Prestige and Sovereign phacoemulsification systems and replacement cassettes infringe the patents. Alcon is seeking damages and a permanent injunction. At Alcon’s request, the case has been stayed in Texas while the parties seek re-examination by the U.S. Patent and Trademark Office on the Haines Patents in light of another patent the Company alleges invalidates the Haines Patents.

On January 4, 2005, Dr. James Nielsen filed a complaint against the Company and Allergan, Inc. in the U.S. District Court of the Northern District of Texas, Dallas Division, for infringement of U.S. Patent No. 5,158,572. Dr. Nielsen alleges that the Company’s Array multifocal intraocular lens infringes the patent. He is seeking damages and a permanent injunction. The trial in this matter is scheduled to begin on November 6, 2006.

On August 8, 2005, Alcon Manufacturing, Ltd and Alcon Laboratories, Inc. filed a complaint against the Company in the U.S. District Court for the Northern District of Texas, Fort Worth Division, for infringement of U.S. Patent Nos. 4,921,477 (relating to a surgical irrigation and aspiration system with a dampening device); 5,199,943 (relating to an ultrasonic surgical handpiece); 5,188,589 (relating to a textured sleeve in a phacoemulsification handpiece); and 5,876,016 and 6,109,572 (both of which relate to an apparatus and method to elevate an infusion source in an ophthalmic surgical procedure). Alcon alleged that the Company infringed these patents in the course of selling the Company’s phacoemulsification systems or accessories, and is seeking damages and a permanent injunction. The trial in this matter is scheduled to begin on August 14, 2006.

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

While the Company is involved from time to time in litigation arising in the ordinary course of business, including product liability claims, the Company is not currently aware of any other actions against AMO or Allergan relating to the optical medical device business that the Company believes would have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. The Company may be subject to future litigation and infringement claims, which could cause the Company to incur significant expenses or prevent the Company from selling its products. The Company operates in an industry susceptible to significant product liability claims. Product liability claims may be asserted against AMO in the future arising out of events not known to the Company at the present time. Under the terms of the contribution and distribution agreement affecting the spin-off, Allergan agreed to assume responsibility for, and to indemnify AMO against, all current and future litigation relating to its retained businesses and the Company agreed to assume responsibility for, and to indemnify Allergan against, all current and future litigation related to the optical medical device business.

Note 14: Business Segment Information

The Company has organized its operations into four geographic operating segments or regions: the Americas, which includes North and South America, Europe/Africa/Middle East, Japan and Asia Pacific (excluding Japan, but including Australia and New Zealand).

The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 32.9%, 25.2% and 25.5% of total net sales in 2005, 2004 and 2003, respectively. Additionally, sales in Japan represented 18.9%, 25.8% and 27.3% of total net sales in 2005, 2004 and 2003, respectively. No other country, or single customer, generates over 10% of total net sales.

Operating income attributable to each operating segment is based upon the management assignment of costs to such regions, which includes the manufacturing standard cost of goods produced by the Company’s manufacturing operations (or the cost to acquire goods from third parties), freight, duty and local distribution costs, and royalties. The Company uses other measures of segment performance, whereby the impact of business repositioning costs and non-recurring acquisition related costs are excluded. The Company presents the measure which management believes is determined in accordance with the measurement principles consistent with those used in measuring the corresponding amounts in the consolidated financial statements.

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

Geographic Operating Segments

	Net Sales			Operating Income (Loss)
	2005	2004	2003	2005	2004	2003
	(in thousands)
United States:
Ophthalmic surgical	$246,087	$134,247	$108,921
Eye care	56,402	52,635	44,537

Total United States	302,489	186,882	153,458	$135,462	$53,256	$34,369

Americas, excluding United States
Ophthalmic surgical	30,706	20,139	15,359
Eye care	10,904	10,562	9,570

Total Americas, excluding United States	41,610	30,701	24,929	11,571	5,330	2,872

Europe/Africa/Middle East:
Ophthalmic surgical	202,670	159,917	112,105
Eye care	95,926	103,806	99,991

Total Europe/Africa/Middle East	298,596	263,723	212,096	103,624	77,197	52,075

Japan:
Ophthalmic surgical	77,693	62,856	46,370
Eye care	96,595	128,679	117,743

Total Japan	174,288	191,535	164,113	64,610	65,160	54,137

Asia Pacific:
Ophthalmic surgical	62,650	36,263	23,753
Eye care	41,040	32,995	23,104

Total Asia Pacific	103,690	69,258	46,857	21,892	13,575	4,097

Segments total
Ophthalmic surgical	619,806	413,422	306,508
Eye care	300,867	328,677	294,945

Total segments	920,673	742,099	601,453	337,159	214,518	147,550

Manufacturing operations	—	—	—	81,843	33,440	28,281
Research and development	—	—	—	(61,646)	(45,616)	(37,413)
In-process research and development	—	—	—	(490,750)	(28,100)	—
Business repositioning	—	—	—	(42,265)	—	—
Elimination of inter-company profit	—	—	—	(99,135)	(53,546)	(37,561)
General corporate	—	—	—	(136,533)	(87,674)	(41,323)

Total	$920,673	$742,099	$601,453	$(411,327)	$33,022	$59,534

	Identifiable Assets			Property, Plant and Equipment			Other Long-lived Assets
	2005	2004	2003	2005	2004	2003	2005	2004	2003
	(in thousands)
United States	$1,300,100	$294,557	$141,072	$19,577	$14,577	$13,732	$35,856	$27,560	$14,184
Americas, excluding United States	15,878	12,400	8,956	629	120	96	2,144	1,817	1,250
Europe/Africa/ Middle East	188,382	227,504	108,732	3,669	3,077	3,457	4,321	3,511	2,963
Japan	174,307	215,126	99,390	1,132	1,965	1,930	3,785	4,618	4,863
Asia Pacific	79,284	60,315	28,273	1,045	676	652	2,329	1,196	1,314
Segments total	1,757,951	809,902	386,423	26,052	20,415	19,867	48,435	38,702	24,574
Manufacturing operations	236,307	274,977	60,698	89,673	98,224	48,269	4,038	3,123	2,505
Adjustments and eliminations	(4,907,935)	(2,376,403)	(698,261)	—	—	—	—	—	—
General corporate	4,893,999	2,368,058	712,485	—	—	—	—	—	—
Total	$1,980,722	$1,076,534	$461,345	$115,725	$118,639	$68,136	$52,473	$41,825	$27,079

	Depreciation and Amortization			Capital Expenditures
	2005	2004	2003	2005	2004	2003
	(in thousands)
United States	$24,765	$4,098	$3,865	$7,076	$2,893	$2,447
Americas, excluding United States	1,250	820	869	583	58	62
Europe/Africa/Middle East	2,888	2,696	2,925	1,871	257	1,076
Japan	1,114	1,297	1,817	121	718	985
Asia Pacific	854	1,161	1,149	736	369	261
Segments total	30,871	10,072	10,625	10,387	4,295	4,831
Manufacturing operations	20,717	13,544	4,922	12,710	13,197	7,774
General corporate	—	—	—	—	—	—

Total	$51,588	$23,616	$15,547	$23,097	$17,492	$12,605

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

Net Sales By Product Line

	2005	2004	2003
	(in thousands)
Ophthalmic Surgical	$619,806	$413,422	$306,508
Eye Care	300,867	328,677	294,945
Net sales	$920,673	$742,099	$601,453

Note 15: Quarterly Results (Unaudited)

	First Quarter	Second Quarter(c)	Third Quarter(d)	Fourth Quarter(e)	Total Year
	(in thousands, except per share data)
2005 (a)
Net sales	$192,519	$227,092	$248,233	$252,829	$920,673
Gross profit	122,080	139,614	160,781	144,873	567,348
Net earnings (loss)	13,826	(438,115)	(31,215)	2,307	(453,197)
Basic earnings (loss) per share	0.37	(9.53)	(0.47)	0.03	(8.28)
Diluted earnings (loss) per share	0.35	(9.53)	(0.47)	0.03	(8.28)
2004 (b)
Net sales	$150,307	$168,741	$198,366	$224,685	$742,099
Gross profit	90,635	104,730	109,472	131,098	435,935
Net earnings (loss)	4,747	(112,541)	(31,708)	10,132	(129,370)
Basic earnings (loss) per share	0.16	(3.67)	(0.89)	0.28	(3.89)
Diluted earnings (loss) per share	0.15	(3.67)	(0.89)	0.26	(3.89)

(a)                   Fiscal quarters in 2005 ended on March 25, June 24, September 30 and December 31.

(b)                  Fiscal quarters in 2004 ended on March 26, June 25, September 24 and December 31.

(c)                   Includes a $451.5 million in-process research and development charge, debt recapitalization related costs of $2.4 million and $4.7 million in charges associated with recent acquisitions and integrations in the second quarter of fiscal 2005.
Includes debt recapitalization related costs of $126.3 million in the second quarter of fiscal 2004.

(d)                  Includes a $39.3 million in-process research and development charge, debt recapitalization related charges of $3.8 million, an $8.6 million charge for the termination of a distributor agreement and $9.7 million in charges associated with recent acquisitions and integrations in the third quarter of fiscal 2005 and a $1.4 million benefit from the resolution of a discrete item as the result of final adjustments to accrued, pre-spin-off taxes attributable to the Company’s business and payable to Allergan pursuant to a pre-spin tax sharing agreement.

Includes debt recapitalization related costs of $5.0 million, $2.3 million in charges mostly for termination of a distributor agreement, a $28.1 million in-process research and development charge and a charge of $14.1 million for manufacturing profit capitalized in inventory and expensed in the third quarter of fiscal 2004.

(e)                   Includes $42.3 million in charges associated with product rationalization and repositioning initiatives, debt recapitalization related costs of $1.4 million, $4.0 million in charges associated with recent acquisitions and integrations and a tax benefit of $5.7 million for repatriation of foreign earnings in the fourth quarter of fiscal 2005.

Includes debt recapitalization related costs of $2.3 million and a charge of $14.1 million for manufacturing profit capitalized in inventory and expensed in the fourth quarter of fiscal 2004.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Advanced Medical Optics, Inc:

We have completed integrated audits of Advanced Medical Optics, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1)  present fairly, in all material respects, the financial position of Advanced Medical Optics, Inc. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Orange County, California
March 13, 2006

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

Changes in Internal Control over Financial Reporting

Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

AMO’s independent registered public accounting firm has issued an attestation report on our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. This report begins on page 83.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of Advanced Medical Optics, Inc.

Information required by this item, including that required pursuant to Item 401 of Regulation S-K, is included under the headings “Election of Directors” and “Executive Officers” in our proxy statement for the 2006 annual meeting of stockholders (the “Proxy Statement”), which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2005 and which is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

The section entitled “Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)                                  Index to Financial Statements

		Page No.

1.	Financial Statements included in Part II of this report:

	Consolidated Balance Sheets at December 31, 2005 and December 31, 2004	49

	Consolidated Statements of Operations for Each of the Years in the Three-Year Period Ended December 31, 2005	50

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for Each of the Years in the Three-Year Period Ended December 31, 2005	51

	Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 2005	52

	Notes to Consolidated Financial Statements	53-82

	Report of Independent Registered Public Accounting Firm	83

2.	Schedules Supporting the Consolidated Financial Statements:

	Schedule numbered in accordance with Rule 5-04 of Regulation S-X: II Valuation and Qualifying Accounts	S-8

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

Date: March 13, 2006	ADVANCED MEDICAL OPTICS, INC.

	By	/s/ JAMES. V. MAZZO
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

Date: March 13, 2006	By	/s/ JAMES. V. MAZZO
James V. Mazzo
President and Chief Executive Officer, Director
(Principal Executive Officer)

Date: March 8, 2006	By	/s/ RICHARD A. MEIER
Richard A. Meier
Executive Vice President of Operations and Finance and Chief Financial Officer
(Principal Financial Officer)

Date: March 8, 2006	By	/s/ ROBERT F. GALLAGHER
Robert F. Gallagher
Vice President and Controller
(Principal Accounting Officer)

Date: March 13, 2006	By	/s/ WILLIAM R. GRANT
William R. Grant
Chairman of the Board

Date: March 13, 2006	By	/s/ CHRISTOPHER G. CHAVEZ
Christopher G. Chavez, Director

Date: March 13, 2006	By	/s/ ELIZABETH H. DÁVILA
Elizabeth H. Dávila, Director

Date: March 8, 2006	By	/s/ WILLIAM J. LINK, PH.D.
William J. Link, Ph.D., Director

Date: March 13, 2006	By	/s/ MICHAEL A. MUSSALLEM
Michael A. Mussallem, Director

Date: March 13, 2006	By	/s/ DEBORAH J. NEFF
Deborah J. Neff, Director

Date: March 8, 2006	By	/s/ JAMES O. ROLLANS
James O. Rollans, Director

Exhibits and Financial Statement Schedules

(a) Exhibits

Exhibit No.	Description of Exhibit

3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 2 to Registration Statement on Form 10 (“Form 10”) filed on May 6, 2002).

3.1(b)	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Quarterly Report on Form 10-Q filed on August 3, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Amendment No. 2 to Form 10 filed on May 6, 2002).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 2 to Form 10 filed on May 6, 2002).

4.2

Rights Agreement, dated as of June 24, 2002, by and between Advanced Medical Optics, Inc. and Mellon Investor Services, as Rights Agent, which includes the form of Certification of Designations of the Series A Junior Participating Preferred Stock of Advanced Medical Optics, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on June 25, 2002).

4.3

Indenture, dated as of June 22, 2004, between Advanced Medical Optics, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K filed on June 23, 2004).

4.4

Registration Rights Agreement, dated as of June 22, 2004, among Advanced Medical Optics, Inc. and Lehman Brothers Inc., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, as Initial Purchasers (incorporated by reference to Exhibit 4.2 of Current Report on Form 8-K filed on June 23, 2004).

4.5

Indenture, dated as of July 18, 2005, between Advanced Medical Optics, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K filed on July 19, 2005).

4.6

Registration Rights Agreement, dated as of July 18, 2005, between Advanced Medical Optics, Inc. and Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc. and UBS Securities LLC, as the Initial Purchasers (incorporated by reference to Exhibit 4.2 of Current Report on Form 8-K filed on July 19, 2005).

10.1

Contribution and Distribution Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.1 of Form S-4 Registration Statement filed on August 8, 2002).

10.2

Employee Matters Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.3 of Form S-4 Registration Statement filed on August 8, 2002).

10.3

Tax Sharing Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.4 of Form S-4 Registration Statement filed on August 8, 2002).

10.4	Employment Agreement, dated as of January 18, 2002, by and between Advanced Medical Optics, Inc. and James Mazzo (incorporated by reference to Exhibit 10.8 of Form 10).*

10.5(a)	Form of Employment Agreement between Advanced Medical Optics, Inc. and those parties identified on Exhibit 10.5(b) (incorporated by reference to Exhibit 10.9(a) of Form 10).*

10.5(b)	Updated Schedule of parties to the Employment Agreement filed as Exhibit 10.5(a) (incorporated by reference to Exhibit 10.6(b) of Annual Report on Form 10-K filed on March 2, 2005).*

10.5(c)

Employment Agreement, dated as of June 28, 2002, by and between Advanced Medical Optics, Inc. and Holger Heidrich (incorporated by reference to Exhibit 10.20 of Form S-4 Registration Statement filed on August 8, 2002).*

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 of Form S-4 Registration Statement filed on August 8, 2002).*

10.7(a)

Form of Change in Control Agreement between Advanced Medical Optics, Inc. and those parties identified on Exhibit 10.7(b) (incorporated by reference to Exhibit 10.7 of Current Report on Form 8-K filed on May 18, 2005).*

10.7(b)	Schedule of executive officers party to the Change in Control Agreement filed as Exhibit 10.7(a) (incorporated by reference to Exhibit 10.8 of Current Report on Form 8-K filed on May 18, 2005).*

10.8(a)	Advanced Medical Optics, Inc. 2002 Bonus Plan (incorporated by reference to Exhibit 10.8 of Form S-4 Registration Statement filed on August 8, 2002).*

10.8(b)	First Amendment to Advanced Medical Optics, Inc. 2002 Bonus Plan (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed on November 8, 2002).*

10.8(c)	2005 Performance Objective under the Advanced Medical Optics, Inc. 2002 Bonus Plan (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q -K filed on April 29, 2005).*

10.8(d)	Amended 2005 Performance Objectives under the Advanced Medical Optics, Inc. 2002 Bonus Plan (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on July 27, 2005).*

10.8(e)	2006 Performance Objective under the Advanced Medical Optics, Inc. 2002 Bonus Plan.*

10.9(a)	Advanced Medical Optics, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.1 of Form S-8 Registration Statement filed on June 21, 2002).*

10.9(b)	First Amendment to Advanced Medical Optics, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.10(b) of Annual Report on Form 10-K filed on March 14, 2003).*

10.9(c)	Second Amendment to Advanced Medical Optics, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q filed on November 6, 2003)*

10.9(d)	Third Amendment to Advanced Medical Optics, Inc. 401(k) Plan.*

10.10(a)

Amended and Restated Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit A to Proxy Statement for the 2004 Annual Meeting of Stockholders filed on April 15, 2004).*

10.10(b)

First Amendment to Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 23, 2004).*

10.11(a)	Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 99.10 of Form S-8 Registration Statement filed on May 27, 2005).*

10.11(b)

Form of Nonqualified Stock Option Grant Terms and Conditions under Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on May 18, 2005).*

10.11(c)

Form of Employee Restricted Unit Grant Terms and Conditions under Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K filed on May 18, 2005).*

10.11(d)

Form of Employee Restricted Stock Grant Terms and Conditions under Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K filed on May 18, 2005).*

10.11(e)

Form of Nonemployee Director Restricted Stock Grant Agreement under Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K filed on May 18, 2005).*

10.11(f)

Form of Performance Award Agreement under Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 of Current Report on Form 8-K filed on May 18, 2005).*

10.12(a)	Advanced Medical Optics, Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of Form S-8 Registration Statement filed on June 21, 2002).*

10.12(b)	First Amendment to Advanced Medical Optics, Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed on November 2, 2004).*

10.12(c)	Amended and Restated Advanced Medical Optics, Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.8 of Form S-8 Registration Statement filed on May 27, 2005.*

10.13(a)	Advanced Medical Optics, Inc. International Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of Form S-8 Registration Statement filed on June 21, 2002).*

10.13(b)	First Amendment to Advanced Medical Optics, Inc. 2002 International Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q filed on November 2, 2004).*

10.13(c)	Amended and Restated Advanced Medical Optics, Inc. 2002 International Stock Purchase Plan (incorporated by reference to Exhibit 99.9 of Form S-8 Registration Statement filed on May 27, 2005).*

10.14(a)	Advanced Medical Optics, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of Form S-8 Registration Statement filed on June 21, 2002).*

10.14(b)	First Amendment to Advanced Medical Optics, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 of Quarterly Report on Form 10-Q filed on November 6, 2003).*

10.15	Advanced Medical Optics, Inc. 2005 Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 of Annual Report on Form 10-K filed on March 2, 2005).*

10.16

Consent to Sublease and Second Amendment to Lease, dated as of May 24, 2002, by and among Andrew Place Two LLC, as landlord, Ingram Micro, Inc., as tenant and Advanced Medical Optics, Inc., as subtenant (incorporated by reference to Exhibit 10.5 of Quarterly Report on Form 10-Q filed on June 24, 2002).

10.17

Sublease Agreement, dated as of May 24, 2002, by and between Advanced Medical Optics, Inc. and Ingram Micro, Inc. for the premises located at 1700 East St. Andrew Place, Santa Ana, California 92705 (incorporated by reference to Exhibit 10.6 of Quarterly Report on Form 10-Q filed on June 24, 2002).

10.18

Information Technology Services Agreement, dated August 23, 2002, by and between Advanced Medical Optics, Inc. and Siemens Business Services, Inc. (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q filed on November 8, 2002).

10.19(a)

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

10.19(b)

Amendment No. 1 and Waiver to Amended and Restated Credit Facility, dated July 18, 2003 (incorporated by reference to Exhibit 10.1 of Advanced Medical Optics Inc.’s Quarterly Report on Form 10-Q filed August 5, 2003).

10.19(c)

Amendment No. 2 to Amended and Restated Credit Agreement, dated September 19, 2003 (incorporated by reference to Exhibit 10.1 of Advanced Medical Optics, Inc.’s Quarterly Report on Form 10-Q filed November 6, 2003).

10.19(d)	Amendment No. 3 to June 17, 2003 Amended and Restated Credit Agreement, dated as of May 28, 2004 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 3, 2004).

10.19(e)	Amendment No. 4 to June 17, 2003 Amended and Restated Credit Agreement, dated as of June 15, 2004 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 3, 2004).

10.20(a)

Second Amended and Restated Credit Agreement dated as of June 25, 2004, among Advanced Medical Optics, Inc., as the Borrower, certain of its subsidiaries, as the Guarantors, Lehman Commercial Paper Inc., as Syndication Agent, General Electric Capital Corporation and Bank One, NA, as Co-Documentation Agents, Bank of America, N.A., as Administrative Agent, Swing Line Lender, Foreign Currency Fronting Lender and L/C Issuer, and the other lenders party thereto, and Banc of America Securities LLC and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q filed on August 3, 2004).

10.20(b)

First Amendment to Second Amended and Restated Credit Agreement, dated as of January 7, 2005, among Advanced Medical Optics, Inc., certain of its subsidiaries, as Guarantors, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, N.A., US Bank and Union Bank of California, N.A., as Co-Documentation Agents, Bank of America, N.A., as Administrative Agent, Swing Line Lender, Foreign Currency Fronting Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K filed on January 13, 2005).

10.20(c)

Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 27, 2005, among Advanced Medical Optics, Inc., the Guarantors party thereto, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and Bank of America, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K filed on May 31, 2005).

10.21(a)

Term Loan Facility Agreement, dated September 24, 2003, by and among AMO Japan, K.K. as Borrower, Advanced Medical Optics, Inc., as Guarantor, Bank of America N.A., Tokyo Branch, as Lender and Agent and the Lenders named therein (incorporated by reference to Exhibit 10.2 of Advanced Medical Optics, Inc.’s Quarterly Report on Form 10-Q filed November 6, 2003).

10.21(b)

Agreement to Amend Term Loan Facility Agreement, dated February 27, 2004 (incorporated by reference to Exhibit 10.27(b) of Advanced Medical Optics, Inc.’s Annual Report on Form 10-K filed March 12, 2004).

10.21(c)

Agreement to Amend Term Loan Facility Agreement, dated as of April 28, 2004, by and among AMO Japan K.K., Advanced Medical Optics, Inc., Bank of America, N.A., and the Lenders named therein (incorporated by reference to Exhibit 10.3 of Advanced Medical Optics, Inc.’s Quarterly Report on Form 10-Q filed May 3, 2004).

10.22	Manufacturing and Supply Agreement, dated November 10, 2003, by and between Advanced Medical Optics, Inc. and Nicholas Piramal India Limited (confidential portions have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.28 of Annual Report on Form 10-K filed on March 12, 2004).

10.23

Stock and Asset Purchase Agreement, dated as of April 21, 2004, by and between Pfizer Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed on May 3, 2004).

10.24

Commitment Letter, dated as of April 21, 2004, by and among Bank of America, N.A., Banc of America Securities LLC, Lehman Commercial Paper Inc., Lehman Brothers Inc., and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q filed on May 3, 2004).

10.25(a)

Agreement and Plan of Merger, dated as of November 9, 2004, by and among Advanced Medical Optics, Inc., Vault Merger Corporation, and VISX, Incorporated (“VISX Merger Agreement”) (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on November 10, 2004).

10.25(b)

Amendment No. 1, dated as of December 3, 2004, by and among Advanced Medical Optics, Inc., Vault Merger Corporation, and VISX, Incorporated, to amend the VISX Merger Agreement (incorporated by reference to Exhibit 2.2 of Form S-4 Registration Statement filed on December 6, 2004).

10.25(c)

Amendment No. 2, dated as of March 17, 2005, by and among Advanced Medical Optics, Inc., Vault Merger Corporation, and VISX, Incorporated, to amend the VISX Merger Agreement, as amended (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on March 22, 2005).

10.26	VISX, Incorporated 2001 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 99.2 of Form S-8 Registration Statement filed on May 27, 2005).*

10.27	VISX, Incorporated 2000 Stock Plan (incorporated by reference to Exhibit 99.4 of Form S-8 Registration Statement filed on May 27, 2005).*

10.28	VISX, Incorporated 1995 Director Option and Stock Deferral Plan (incorporated by reference to Exhibit 99.5 of Form S-8 Registration Statement filed on May 27, 2005).*

10.29	VISX, Incorporated 1995 Stock Plan (incorporated by reference to Exhibit 99.6 of Form S-8 Registration Statement filed on May 27, 2005).*

10.30

Lease dated July 16, 1992 between VISX, Incorporated and Sobrato Interests, a California limited partnership, as amended on October 2, 1992, March 8, 1996 and March 29, 2002 (incorporated by reference to Exhibit 10.7 of VISX, Incorporated’s Current Report on Form 8-K filed on November 18, 2004).

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

SCHEDULE II

ADVANCED MEDICAL OPTICS, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(IN MILLIONS)

Allowance	Balance at			Balance
For Doubtful	Beginning			at End
Accounts	of Year	Additions(a)	Deductions(b)	of Year

2005	$7.4	$2.6	$(0.9)	$9.1

2004	8.6	2.3	(3.5)	7.4

2003	5.5	3.1	—	8.6

(a)                   Includes $2.0 million additions from VISX Acquisition and $0.6 million charged to earnings in 2005.

(b)                  Accounts written off.