Form 10-Q
period 2006-03-31
ADVANCED MEDICAL OPTICS INC
filed 2006-05-10
CIK 1168335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

or

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒            Accelerated filer ☐             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of May 2, 2006, there were 68,682,141 shares of common stock outstanding.

ADVANCED MEDICAL OPTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

(A).	Unaudited Consolidated Statements of Operations - Three Months Ended March 31, 2006 and March 25, 2005	3

(B).	Unaudited Consolidated Balance Sheets — March 31, 2006 and December 31, 2005	4

(C).	Unaudited Consolidated Statements of Cash Flows - Three Months Ended March 31, 2006 and March 25, 2005	5

(D).	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

	Certain Factors and Trends Affecting AMO and Its Businesses	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	28

PART II - OTHER INFORMATION		29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	30

Item 6.	Exhibits	30

Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

Signatures		31

Exhibit Index		32
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Advanced Medical Optics, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	March 31, 2006	March 25, 2005
Net sales	$238,228	$192,519
Cost of sales (Note 3)	86,835	70,439
Gross profit	151,393	122,080
Selling, general and administrative	95,439	83,815
Research and development	16,973	12,352
Business repositioning (Note 3)	29,254	—
Operating income	9,727	25,913
Non-operating expense (income):
Interest expense	4,507	5,827
Unrealized loss (gain) on derivative instruments	438	(531)
Other, net	1,004	(331)
	5,949	4,965
Earnings before income taxes	3,778	20,948
Provision for income taxes	1,149	7,122
Net earnings	$2,629	$13,826
Net earnings per share:
Basic	$0.04	$0.37
Diluted	$0.04	$0.35
Weighted average number of shares outstanding:
Basic	68,228	37,119
Diluted	71,026	39,815

See accompanying notes to unaudited consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2006	December 31, 2005
ASSETS
Current assets
Cash and equivalents	$37,607	$40,826
Trade receivables, net	224,702	238,761
Inventories	108,271	104,820
Deferred income taxes	66,665	66,476
Other current assets	23,638	28,122
Income taxes	7,885	—
Total current assets	468,768	479,005
Property, plant and equipment, net	118,192	115,725
Deferred income taxes	12,721	12,626
Other assets	51,576	52,473
Intangibles assets, net	488,079	495,609
Goodwill	826,682	825,284
Total assets	$1,966,018	$1,980,722
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$45,000	$60,000
Accounts payable	55,708	64,045
Accrued compensation	25,377	43,406
Other accrued expenses	84,041	90,666
Income taxes	—	1,434
Deferred income taxes	739	565
Total current liabilities	210,865	260,116
Long-term debt	500,000	500,000
Deferred income taxes	181,373	182,179
Other liabilities	29,559	28,365
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 240,000,000 shares authorized; 68,598,537 and 67,832,010 shares issued	686	678
Additional paid-in capital	1,610,805	1,586,864
Accumulated deficit	(554,957)	(557,586)
Accumulated other comprehensive loss	(12,289)	(19,870)
Less treasury stock, at cost (1,397 shares)	(24)	(24)
Total stockholders’ equity	1,044,221	1,010,062
Total liabilities and stockholders’ equity	$1,966,018	$1,980,722

See accompanying notes to unaudited consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31, 2006	March 25, 2005
Cash flows from operating activities:
Net earnings	$2,629	$13,826
Adjustments to reconcile net earnings to net cash used in operating activities:
Amortization of debt issuance costs	839	940
Depreciation and amortization	16,482	7,960
Loss on investments and assets	2,539	126
Tax benefit from issuance of stock under stock plans	—	1,128
Excess tax benefits from stock-based compensation	(5,229)	—
Unrealized loss (gain) on derivatives	438	(531)
Expense of compensation plan	5,071	66
Changes in assets and liabilities:
Trade receivables, net	15,594	(14,853)
Inventories	(3,331)	(14,210)
Other current assets	2,882	(1,389)
Accounts payable	(8,260)	(1,385)
Accrued expenses and other liabilities	(24,595)	(13,002)
Income taxes	(3,626)	3,194
Other non-current assets and liabilities	(2,219)	(429)
Net cash used in operating activities	(786)	(18,559)
Cash flows from investing activities:
Additions to property, plant and equipment	(6,575)	(2,279)
Proceeds from sale of property, plant and equipment	—	54
Additions to capitalized internal-use software	—	(5,152)
Additions to demonstration and bundled equipment	(2,406)	(3,109)
Net cash used in investing activities	(8,981)	(10,486)
Cash flows from financing activities:
Short-term borrowings (repayments), net	(15,000)	7,500
Financing related costs	—	(2,421)
Proceeds from issuance of common stock	15,918	1,344
Excess tax benefits from stock-based compensation	5,229	—
Net cash provided by financing activities	6,147	6,423
Effect of exchange rates on cash and equivalents	401	(975)
Net decrease in cash and equivalents	(3,219)	(23,597)
Cash and equivalents at beginning of period	40,826	49,455
Cash and equivalents at end of period	$37,607	$25,858

See accompanying notes to unaudited consolidated financial statements.

Advanced Medical Optics, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting only of normal, recurring adjustments) for a fair statement of the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited consolidated financial statements of Advanced Medical Optics, Inc. (the “Company” or “AMO”) for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

All material intercompany balances have been eliminated.

Stock-Based Compensation

AMO has an Incentive Compensation Plan (“ICP”) that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company has two Employee Stock Purchase Plans (“ESPP”) for United States and international employees, respectively, which allow employees to purchase AMO common stock. A total of 5 million shares of common stock have been authorized for issuance under the ICP. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) as discussed below.

Adoption of SFAS 123R

Prior to January 1, 2006, the Company’s stock-based compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the disclosure only provisions of SFAS 123. Accordingly, no compensation expense was recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. The fair value, as determined on the date of grant, of restricted stock awards was recognized as compensation expense ratably over the respective vesting period. Additionally, the ESPP qualified as non-compensatory plans under APB 25; therefore, no compensation cost was recorded in relation to the discount offered to employees for purchases made under the ESPP. In addition, the Company’s unearned compensation balance was reduced in connection with the adoption of SFAS 123R, which requires the fair value of employee stock options to be recognized as expense and an increase to additional paid-in capital.

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, requiring recognition of expenses equivalent to the fair value of stock-based compensation awards. The Company has elected to use the modified prospective application transition method as permitted by SFAS 123R and therefore has not restated the financial results reported in prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Additionally, under SFAS 123R, the ESPP is considered a compensatory plan and requires recognition of compensation expense for purchases of common stock made under the ESPP. The Company recognizes compensation expense for stock option and ESPP awards on a straight-line basis over the vesting period. Compensation expense related to the restricted stock and restricted stock units is recognized over the requisite service periods of the awards, consistent with the Company’s practices under SFAS 123 prior to January 1, 2006.

Stock-Based Compensation Expense

Total stock-based compensation expense included in the unaudited consolidated statements of operations for the three months ended March 31, 2006 (in thousands) was as follows:

Stock-Based Compensation Expense Reported In:	Stock-Based Awards (1)	Restricted Stock	Total

Cost of sales	$540	$—	$540
Operating Expenses -
Research and development	480	—	480
Selling, general and administrative	3,476	575	4,051
	3,956	575	4,531
Pre-tax expense	4,496	575	5,071
Income tax benefit	1,498	185	1,683
After-tax expense	$2,998	$390	$3,388

(1)           Includes compensation expense for stock options, ESPP and performance-based awards now being expensed under SFAS 123R.

At March 31, 2006, total pretax compensation costs related to unvested stock-based awards granted to employees under the Company’s stock option plan and ESPP which are not yet recognized were approximately $19.3 million, net of estimated forfeitures. These costs are expected to be recognized over a weighted-average period of 2.5 years.

Net cash proceeds from the exercise of stock options were $15.9 million and $1.3 million for the three month periods ended March 31, 2006 and March 25, 2005, respectively. In accordance with SFAS 123R, the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows in the Company’s  unaudited consolidated statement of cash flows. During the three months ended March 31, 2006, the Company recorded $5.2 million of excess tax benefits as a financing cash inflow. Prior to the adoption of SFAS 123R, excess tax benefits of $1.1 million during the three months ended March 25, 2005 were classified as an operating cash inflow.

The Company issues new shares to satisfy option exercises.

Determining Fair Value

Valuation Method - The Company estimates the fair value of stock options granted and ESPP purchase rights using the Black-Scholes option-pricing model and a single option award approach.

Expected Term - The expected term represents the period the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Expected Volatility - The computation of expected volatility is based on a combination of historical and market-based implied volatility.  Implied volatility is based on publicly traded options of the Company’s common stock with a term of one year or greater.

Risk-Free Interest Rate - The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term.

Expected Dividend - No dividends are expected to be paid.

Estimated Forfeitures - When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.

There were no stock options or ESPP grants during the three months ended March 31, 2006; accordingly, there was no determination of fair value during this period.

Stock Options

Stock options granted to employees are generally exercisable at a price equal to the fair market value of the common stock on the date of the grant and vest at a rate of 25% per year beginning twelve months after the date of grant. Grants under these plans expire ten years from the date of grant.

The following is a summary of stock option activity (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2005	8,858	$22.79
Granted	—	—
Exercised	(760)	20.88
Forfeitures and cancellations	(42)	31.75
Expirations	(3)	31.68
Outstanding at March 31, 2006	8,053	$22.92	6.5	$190,988
Vested and expected to vest at March 31, 2006	7,928	$22.82	6.4	$188,893
Exercisable at March 31, 2006	5,171	$19.07	5.4	$142,549

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at March 31, 2006. During the three months ended March 31, 2006 and March 25, 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $17.5 million and $3.2 million, respectively, determined as of the date of option exercise.

Employee Stock Purchase Plans

Under the ESPP, eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the closing price of the Company’s common stock on the first or last day of the six-month purchase period. In the first quarter of 2006, no shares of common stock were issued under the ESPP as the current purchase period ends April 30, 2006. As of March 31, 2006 employee withholdings under the ESPP aggregated $2.0 million.

Restricted Stock

Restricted stock awards are granted at a price equal to the fair market value of the common stock on the date of the grant, subject to forfeiture if employment terminates prior to the release of restrictions, which is generally three years from the date of grant. During this restriction period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

The following table summarizes the restricted stock award activity for the three months ended March 31, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at December 31, 2005	101	$38.79
Granted	4	$43.22
Vested	—	—
Forfeited	(1)	$38.38
Nonvested stock at March 31, 2006	104	$38.97

Performance-Based Awards

In February 2006, the Company’s Board of Directors approved a 2006 performance award program under the Company’s incentive compensation plan (the “2006 Program”), which provides the opportunity for certain executives to earn long-term incentive compensation awards based upon specified measures. The potential maximum aggregate award value for the 2006 program is $2.7 million. The award determination will be based upon the Total Shareholder Return (“TSR”) (the increase or decrease in the Company’s common stock price) over a two year period beginning January 1, 2005 compared to a peer group composed of various entities within the bio-technology and medical device industries. Awards will have been determined to be earned if the Company’s TSR is in excess of the 50th percentile of the peer group. When the TSR equals the 75th percentile of the peer group, the maximum amount will have been earned. Awards are to be settled in a number of restricted stock shares or units equal to the value of the award amount divided by the fair market value of the Company’s common stock on the date the performance criteria is deemed to have been met. The restricted stock shares or units will have the same terms and conditions as other shares or units issued under the Company’s ICP. The estimated fair value of the 2006 Program was $0.8 million as of March 31, 2006 using a lattice-based valuation model. Compensation expense is being recognized over a four year period from the program approval date through the end of the expected vesting period of the restricted stock awards. The associated compensation expense during the three months ended March 31, 2006 was less than $0.1 million.

Pro-forma Disclosures under SFAS 123 for Periods Prior to Fiscal 2006

The following table illustrates the effect on net earnings and net earnings per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three-month period ended March 25, 2005 (in thousands, except per share amounts):

Three Months Ended March 25, 2005
Net earnings, as reported	$13,826
Stock-based compensation expense included in reported net earnings, net of tax	44
Stock-based compensation expense determined under fair value based method, net of tax	(2,297)
Pro forma net earnings	$11,573
Earnings per share as reported:
Basic	$0.37
Diluted	$0.35
Pro forma earnings per share:
Basic	$0.31
Diluted	$0.29

There were no stock options or ESPP grants during the three months ended March 25, 2005, accordingly, there was no determination of fair value during this period.

Note 2: Acquisition of VISX, Incorporated (VISX)

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

The following unaudited pro forma information assumes the VISX Acquisition occurred on January 1, 2005. These unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the VISX Acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the three months ended March 25, 2005 are as follows (in thousands, except per share data):

	Three Months Ended March 25, 2005
Net sales:
Cataract/Implant	$116,730
Laser Vision Correction	53,281
Eye Care	73,847
	$243,858
Net earnings	23,141	(1)
Earnings per share:
Basic (2)	$0.36
Diluted (3)	$0.34

(1)                   The unaudited pro forma information for the three months ended March 25, 2005 includes a $7.0 million increase in amortization related to management’s estimate of the fair value of intangible assets acquired as the result of the VISX Acquisition and a $2.8 million increase in interest expense resulting from additional borrowings incurred to fund the cash portion of the VISX Acquisition and related costs and amortization of deferred financing costs.

(2)                   The weighted average number of shares outstanding used for the computation of basic earnings per share for the three months ended March 25, 2005 reflects the issuance of 27.8 million shares of AMO’s common stock to VISX stockholders.

(3)                   The weighted average number of shares outstanding used for the computation of diluted earnings per share for the three months ended March 25, 2005 reflects the issuance of 27.8 million shares of AMO’s common stock to VISX shareholders and the dilutive effect of approximately 1.1 million shares of VISX options exchanged for AMO stock options.

Note 3:  Product Rationalization and Business Repositioning

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

Certain foreign jurisdictions have laws and regulations which require consultations and negotiations with works councils, labor organizations and local authorities. The outcome of these discussions will determine, in part, the restructuring steps to be implemented and the associated costs. Therefore, the final costs of the business repositioning plan may be significantly different from the Company’s initial estimates.

Business repositioning charges and related activity in the accrual balances during the three months ended March 31, 2006 were as follows (in thousands):

Business Repositioning Costs Reported In:	Balance at December 31, 2005	Costs Incurred	Cash Payments	Non-Cash Adjustments	Balance at March 31, 2006

Cost of sales - Inventory and manufacturing charges	$—	$3,178	$—	$(3,178)	$—
Operating Expenses -
Severance, relocation and related costs	8,779	1,622	(8,352)	—	2,049
Asset write-downs	—	1,410	—	(1,410)	—
Contractual obligations	2,641	—	(141)	—	2,500
Productivity initiatives and brand repositioning costs	883	26,222	(18,298)	—	8,807
	12,303	29,254	(26,791)	(1,410)	13,356
	$12,303	$32,432	$(26,791)	$(4,588)	$13,356

Productivity initiatives and brand repositioning costs resulted from the Company’s investment in key growth opportunities, specifically the Company’s refractive implant product line and international laser vision correction business, and the implementation of productivity improvements in manufacturing operations, distribution, customer service and corporate functions. Severance, relocation and related costs were incurred for worldwide workforce reductions due to the Company’s discontinuing certain non-core products and infrastructure and process improvements associated with the Company’s productivity initiatives. The majority of these costs during the current period occurred in Europe. Asset write-downs resulted from the impairment and disposal of long-lived assets from the reduction in expected future cash flows from certain discontinued non-core products and relocation of certain facilities. The fair values of impaired assets were based on probability weighted expected cash flows as determined in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”.

Note 4: Composition of Certain Financial Statement Captions

Inventories:

(In thousands)	March 31, 2006	December 31, 2005
Finished goods, including consignment inventory of $13,885 and $11,890 in 2006 and 2005, respectively	$71,258	$66,492
Work in process	12,696	13,148
Raw materials	24,317	25,180
	$108,271	$104,820

Intangible assets, net

		March 31, 2006		December 31, 2005
(In thousands)	Useful Life (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable Intangible Assets:
Licensing	3 – 5	$4,590	$(4,145)	$4,590	$(4,113)
Technology rights	8 – 19	350,557	(34,625)	348,379	(26,128)
Trademarks	13.5	14,950	(2,315)	14,689	(1,995)
Customer relationships	5	22,400	(3,733)	22,400	(2,613)
		392,497	(44,818)	390,058	(34,849)
Nonamortizable Tradename (VISX)	Indefinite	140,400	—	140,400	—
		$532,897	$(44,818)	$530,458	$(34,849)

The amortizable intangible assets balance increased due to the impact of foreign currency fluctuation. Amortization expense was $9.7 million and $2.9 million for the three months ended March 31, 2006 and March 25, 2005, respectively, and is recorded in selling, general and administrative in the accompanying unaudited consolidated statements of operations. Amortization expense is expected to be $38.7 million in 2006, $37.8 million in 2007 and 2008, $37.6 million in 2009 and $35.0 million in 2010. Actual amortization expense may vary due to the impact of foreign currency fluctuations.

Goodwill

(In thousands)	March 31, 2006	December 31, 2005
Goodwill:
Eye Care	$28,808	$28,817
Cataract/Implant	321,571	317,451
Laser Vision Correction	476,303	479,016
	$826,682	$825,284

Effective January 1, 2006, the Company’s reportable segments are represented by three business units: Cataract/Implant, Laser Vision Correction and Eye Care (See Note 9, “Business Segment Information”). The change in goodwill during the three months ended March 31, 2006 is due to adjustment of Laser Vision Correction goodwill of $2.7 million as a result of excess tax benefits from exercise of converted VISX stock options that were fully vested at the acquisition date and the impact of foreign currency fluctuations.

Note 5: Debt

At March 31, 2006, an aggregate principal amount of $350.0 million of 2½ % convertible senior subordinated notes due July 15, 2024 (“Notes”), an aggregate principal amount of $150.0 million of 1.375% convertible senior subordinated notes due July 1, 2025 (“Senior Subordinated Notes”) and a balance of $45.0 million under the senior revolving credit facility were outstanding. The Notes and the Senior Subordinated Notes may be converted, at the option of the holders, on or prior to the final maturity date under certain circumstances, none of which had occurred as of March 31, 2006. Upon conversion of the Notes and the Senior Subordinated Notes, the Company will satisfy in cash the conversion obligation with respect to the principal amount of the Notes and the Senior Subordinated Notes, with any remaining amount of the conversion obligation to be satisfied in shares of common stock. As a result of this election, the Company also is required to satisfy in cash its obligations to repurchase any Notes and the Senior Subordinated Notes that holders may put to the Company on January 15, 2010, July 15, 2014 and July 15, 2019 for the Notes and on July 1, 2011, July 1, 2016 and July 1, 2021 for the Senior Subordinated Notes.

At March 31, 2006, approximately $8.9 million of the senior revolving credit facility was reserved to support letters of credit issued on the Company’s behalf for normal operating purposes and the Company has approximately $246.1 million undrawn and available revolving loan commitments.

Borrowings under the revolving credit facility, if any, bear interest at current market rates plus a margin based upon the Company’s ratio of debt to EBITDA, as defined. The incremental interest margin on borrowings under the revolving credit facility decreases as the Company’s ratio of debt to EBITDA decreases to specified levels. Under the senior credit facility, certain transactions may trigger mandatory prepayment of borrowings, if any. Such transactions may include equity or debt offerings, certain asset sales and extraordinary receipts. The Company pays a quarterly fee (1.95% per annum at March 31, 2006) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.375% per annum at March 31, 2006) on the average unused portion of the revolving credit facility.

The senior credit facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios. Certain covenants under the senior credit facility may limit the incurrence of additional indebtedness. The senior credit facility prohibits dividend payments. The Company was in compliance with these covenants at March 31, 2006. The senior credit facility is collateralized by a first priority perfected lien on, and pledge of, all of the combined Company’s present and future property and assets (subject to certain exclusions), 100% of the stock of the domestic subsidiaries, 66% of the stock of foreign subsidiaries and all present and future intercompany debts.

As of March 31, 2006, the aggregate maturities of total long-term debts of $500.0 million are due after 2010. Revolving loan borrowings of $45.0 million have been classified as current liabilities in the accompanying unaudited  consolidated balance sheets.

Note 6: Related Party Transactions

As of March 31, 2006, an interest-free relocation loan of $0.5 million, collateralized by real property, was outstanding from the chief executive officer. The principal amount of the loan is payable upon the earlier to occur of (a) 60 days following the chief executive officer’s termination of employment; (b) the date of the sale or other transfer of the property or (c) July 3, 2007. This relocation loan is evidenced by a promissory note dated July 3, 2002, prior to the adoption of the Sarbanes-Oxley Act of 2002.

Note 7: Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by adjusting net earnings and the weighted average outstanding shares, assuming the conversion of all potentially dilutive convertible securities, stock options and stock purchase plan awards.

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that stock options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average market price of the Company’s common stock for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

During the three months ended March 31, 2006, there were no antidilutive stock options. During the three months ended March 25, 2005, there were 0.3 million shares of stock options that were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common stock during that period, thereby resulting in an antidilutive effect.

The table below presents a reconciliation from basic earnings per share to diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2006	March 25, 2005
Net earnings – basic	$2,629	$13,826
Tax-effected interest expense attributable to 3½% convertible senior subordinated notes	—	55
Net earnings – diluted	$2,629	$13,881

Basic shares outstanding	68,228	37,119
Dilutive effect of 3½% convertible senior subordinated notes	—	419
Dilutive effect of stock options and stock purchase plan awards	2,798	2,277
Diluted shares outstanding	71,026	39,815

Basic earnings per share	$0.04	$0.37
Diluted earnings per share	$0.04	$0.35

The Company will settle in cash the principal amount of the 2 ½% convertible senior subordinated notes and the 1.375% convertible senior subordinated notes. In addition, there were no potentially diluted common shares associated with the 2 ½% convertible senior subordinated notes and the 1.375% convertible senior subordinated notes as the Company’s average stock price during the current quarter was less than the conversion prices of the notes.

Note 8: Other Comprehensive Income (Loss)

The following table summarizes components of comprehensive income (loss) (in thousands):

	Three Months Ended
	March 31, 2006			March 25, 2005
	Before-tax amount	Income tax	Net-of-tax amount	Before-tax amount	Income Tax	Net-of-tax amount

Unrealized gain on derivatives	$—	$—	$—	$1,017	$(343)	$674
Foreign currency translation adjustments	7,581	—	7,581	(32,588)	—	(32,588)
Net earnings			2,629			13,826
Total comprehensive income (loss)			$10,210			$(18,088)

Note 9: Business Segment Information

The operating segments are segments for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

Through 2005, the Company’s reportable segments were based on geographic regions which comprised the Americas, which included North and South America, Europe/Africa/Middle East, Japan and Asia Pacific, which excluded Japan and included New Zealand and Australia.

Effective January 1, 2006, the Company’s reportable segments are represented by three business units: Cataract/Implant, Laser Vision Correction and Eye Care. Sales and operating results for the prior period have been conformed to reflect the current period presentation of reportable segments. The cataract/implant segment markets four key products required for cataract surgery – foldable intraocular lenses, or IOLs, implantation systems, phacoemulsification systems and viscoelastics. The laser vision correction segment markets laser systems, diagnostic devices, treatment cards and microkeratomes for use in laser eye surgery. The eye care segment provides a full range of contact lens care products for use with most types of contact lenses. These products include single-bottle, multi-purpose cleaning and disinfecting solutions, hydrogen peroxide-based disinfecting solutions, daily cleaners, enzymatic cleaners, contact lens rewetting drops and, in Europe and Asia, contact lenses.

The Company evaluates segment performance based on operating income (loss) excluding certain costs such as business repositioning costs, non-recurring acquisition related costs and stock-based compensation expense. Research and development costs, manufacturing variances, inventory provision/repricing costs and supply chain costs are managed on the global basis and are considered corporate costs. The Company presents the measure which management believes is determined in accordance with the measurement principles consistent with those used in measuring the corresponding amounts in the consolidated financial statements. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other. Depreciation and amortization related to the manufacturing of goods is included in gross profit. Due to the Company’s methodology for cost build up at the product level it is impractical to determine the amount of depreciation and amortization included in each segment’s gross profit. The Company does not discretely allocate assets to its operating segments, nor does the Company’s chief operating decision maker evaluate operating segments using discrete asset information.

Business Segments

	Net Sales		Operating Income
	Three Months Ended		Three Months Ended
(In thousands)	March 31, 2006	March 25, 2005	March 31, 2006	March 25, 2005
Operating segments:
Cataract/Implant	$120,444	$116,730	$58,582	$51,973
Laser Vision Correction	60,955	1,942	40,788	(265)
Eye Care	56,829	73,847	21,759	27,515
Total segments	238,228	192,519	121,129	79,223
Manufacturing operations	—	—	(2,994)	(713)
Research and development	—	—	(16,973)	(12,352)
Business repositioning	—	—	(32,432)	—
Global supply chain	—	—	(13,812)	(11,513)
General corporate	—	—	(45,191)	(28,732)
Total	$238,228	$192,519	$9,727	$25,913

Geographic Area Information

	Net Sales
	Three Months Ended
(In thousands)	March 31, 2006	March 25, 2005
United States:
Cataract/Implant	$38,098	$32,317
Laser Vision Correction	49,917	1,457
Eye Care	14,215	13,262
Total United States	102,230	47,036
Americas, excluding United States:
Cataract/Implant	8,412	5,821
Laser Vision Correction	2,110	135
Eye Care	2,685	2,631
Total Americas, excluding United States	13,207	8,587
Europe/Africa/Middle East:
Cataract/Implant	46,385	50,002
Laser Vision Correction	4,099	252
Eye Care	15,905	23,713
Total Europe/Africa/Middle East	66,389	73,967
Japan:
Cataract/Implant	14,958	16,922
Laser Vision Correction	816	2
Eye Care	16,129	23,574
Total Japan	31,903	40,498
Asia Pacific:
Cataract/Implant	12,591	11,668
Laser Vision Correction	4,013	96
Eye Care	7,895	10,667
Total Asia Pacific	24,499	22,431
Total	$238,228	$192,519

The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 42.9% and 24.4% of total net sales for the three months ended March 31, 2006 and March 25, 2005, respectively. Additionally, sales in Japan represented 13.4% and 21.0% of total net sales for the three months ended March 31, 2006 and March 25, 2005, respectively. No other country, or single customer, generated over 10% of total net sales in the periods presented.

Note 10: Commitments and Contingencies

On December 3, 2003, the Company filed a complaint in the U.S. District Court for the District of Delaware against Alcon, Inc. and Alcon Laboratories, Inc. for infringement of U.S. Patent Nos. 5,700,240 (Barwick Patent) and 6,059,765 (Cole/Sutton Patent). The Company alleged that Alcon’s “Infiniti” and “Series 20000 Legacy” phacoemulsification machines infringed the patents. The Company sought damages and a permanent injunction. The trial of this matter began on April 25, 2005 and concluded on May 6, 2005. The jury found both of AMO’s patents to be valid and infringed by Alcon, and awarded AMO $94.8 million in damages. The jury further found that Alcon had willfully infringed both of AMO’s patents. On June 21, 2005, a bench trial was conducted by the Court to determine if the Company had sufficiently marked the Company’s equipment with the patent numbers and to determine if Alcon had waived any argument relating thereto. On December 16, 2005, the Court ruled that the Company did not sufficiently mark its patents and reduced the jury award from $94.8 million to $71.3 million. However, the Court further ruled that Alcon had willfully infringed the Company’s patents and trebled the $71.3 million damage award to $213.9 million. The Court also granted the Company’s request for a permanent injunction on both patents. However, the Court stayed the injunction on the Cole/Sutton Patent pending appeal. On January 20, 2006, judgment was entered including additional damages from March 2005 through December 31, 2005 and interest based thereon, resulting in final damages of $234.5 million. The Court further ordered Alcon to pay all of the Company’s attorney fees and costs, estimated at $4 million. Alcon filed an appeal of the final judgment on January 20, 2006. AMO cross appealed on February 3, 2006. On February, 3, 2006, Alcon filed a motion for a new trial with the U.S. District Court for the District of Delaware. AMO opposed this motion on February 24, 2006. The Court of Appeal has deactivated the appeal until the motion for new trial has been decided by the U.S. District Court.

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

Note 11: Pension Benefit Plans

The Company sponsors defined benefit pension plans in Japan and in certain European countries. Components of net periodic benefit cost under these plans were (in thousands):

	Three Months Ended
	March 31, 2006	March 25, 2005
Service cost	$569	$492
Interest cost	137	128
Expected return on plan assets	(61)	(56)
Amortization of prior service cost	15	17
Amortization of net actuarial loss	10	—
Net periodic benefit cost	$670	$581

ADVANCED MEDICAL OPTICS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter

Ended March 31, 2006

The following discussion and analysis presents the factors that had a material effect on AMO’s cash flows and results of operations during the three months ended March 31, 2006, and the Company’s financial position at that date. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Certain Factors and Trends Affecting AMO and Its Businesses.” The following discussion should be read in conjunction with the 2005 Form 10-K and the unaudited consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

OVERVIEW

We are a global leader in the development, manufacture and marketing of medical devices for the eye. Effective January 1, 2006, our reportable segments are represented by our three business units:  Cataract/Implant, Laser Vision Correction and Eye Care. Previously, our reportable segments were based on geographic regions which comprised the Americas, which included North and South America, Europe/Africa/Middle East, Japan and Asia Pacific, which excluded Japan and included New Zealand and Australia. Sales and operating results for the prior period have been conformed to reflect the current period presentation of reportable segments. Our Cataract/Implant business focuses on the four key products required for cataract surgery – foldable intraocular lenses, or IOLs, implantation systems, phacoemulsification systems and viscoelastics. Our Laser Vision Correction business markets laser systems, diagnostic devices, treatment cards and microkeratomes for use in laser eye surgery. Our Eye Care business provides a full range of contact lens care products for use with most types of contact lenses. These products include single-bottle, multi-purpose cleaning and disinfecting solutions, hydrogen peroxide-based disinfecting solutions, daily cleaners, enzymatic cleaners, contact lens rewetting drops, and in Europe and Asia, contact lenses. Our products are sold in approximately 60 countries and we have direct operations in over 20 countries.

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

In the first quarter of 2006, we incurred $32.4 million of pre-tax charges, which included $3.2 million for inventory and manufacturing related charges included in cost of sales and $29.2 million included in operating expenses. Charges included in operating expenses comprised productivity and brand repositioning costs of $26.2 million, severance, relocation and other one-time termination benefits of $1.6 million and  asset write-downs of $1.4 million. In connection with the approved product rationalization and repositioning plan, we expect to incur an additional $3 million to $5 million of charges in the second quarter of 2006, which will be recognized as the services are performed and actions occur. The total charges that are expected to be incurred are within the range previously announced.

Following an analysis of our IOL manufacturing capabilities, we have decided to consolidate certain operations. In addition, we have decided to further expand the scope of our eye care rationalization initiatives in order to maximize manufacturing capacity and seize growth opportunities. Together, these separate actions are expected to result in additional charges of approximately $20 million to $25 million in the remainder of 2006. The estimated total charges for the expanded product rationalization and repositioning plan will be approximately $90 million to $105 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of AMO’s consolidated financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on AMO’s financial condition or results of operations. Specifically, these policies have the following attributes: (1) AMO is required to make assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates AMO could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on AMO’s financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. AMO bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as AMO’s operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in the section of our 2005 Form 10-K entitled “Risk Factors” and the section below entitled “Certain Factors and Trends Affecting AMO and Its Businesses.” Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that AMO’s consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and provide a meaningful presentation of AMO’s financial condition and results of operations.

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

Goodwill and Long-Lived Assets

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, whereby goodwill is no longer amortized, but instead is subject to a periodic impairment review performed during the second quarter of each fiscal year. In a business combination, goodwill is allocated to our various reporting units based on relative fair value of the assets acquired and liabilities assumed. We review the recoverability of goodwill by comparing each unit’s fair value to the net book value of its assets. If the book value of the reporting unit’s assets exceeds its fair value, the goodwill is written down to its implied fair value.

Additionally, we review the carrying amount of goodwill whenever events and circumstances indicate that the carrying amount of goodwill may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in annual revenue or operating profit and adverse legal or regulatory developments. If it is determined such indicators are present and the review indicates goodwill will not be fully recoverable, based upon discounted estimated cash flows, the carrying value is reduced to implied fair value.

The most recent annual impairment review of goodwill was performed in the second quarter of 2005, and no impairment was indicated based on tests conducted during the review. The next annual impairment review of goodwill will be performed in the second quarter of 2006. Effective January 1, 2006, our operating segments consist of three businesses:  Cataract/Implant, Laser Vision Correction and Eye Care. Accordingly, the annual impairment review of goodwill in the second quarter of 2006 will be based on reporting units that are aligned with the current operating segments.

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

Stock-Based Compensation

Effective January 1, 2006, we began accounting for stock options and employee stock purchase plan (ESPP) shares under the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The fair value of stock options and ESPP purchase rights are estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method. We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the consolidated statement of operations. Prior to the implementation of SFAS 123R, we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and made pro forma disclosures as required by SFAS No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, “Accounting For Stock-Based Compensation.” Pro forma net income and pro forma net income per share disclosed in the footnotes to the consolidated financial statements were estimated using a Black-Scholes option valuation model. The fair value of restricted stock and restricted stock units was calculated based upon the fair market value of our common stock at the date of grant.

We also have an annual performance stock incentive program which provides the opportunity for certain executives to earn long-term incentive compensation awards based upon specified market performance measures. Awards are to be settled in a number of restricted stock shares or units equal to the value of the award amount divided by the fair market value of our common stock on the date the performance criteria is deemed to have been met. These awards are accounted for as a liability until the date the performance criteria is determined. The fair value of the liability at each balance sheet date is estimated using a lattice-based valuation model. The associated expense is recognized on a straight-line basis, as adjusted for changes in fair value, over the period which starts from the date the annual program is approved by the Board of Directors through the end of the expected vesting period, which assumes restricted stock shares or units will be issued. If an award of restricted stock share or units is made, the fair value of the award becomes fixed on the grant date and recognized as an expense over the remaining vesting period.

RESULTS OF OPERATIONS

The following table presents net sales and operating income by operating segment for the three months ended March 31, 2006 and March 25, 2005, respectively:

	Net Sales		Operating Income (Loss)
	Three Months Ended		Three Months Ended
(In thousands)	March 31, 2006	March 25, 2005	March 31, 2006	March 25, 2005

Cataract/Implant	$120,444	$116,730	$58,582	$51,973
Laser Vision Correction	60,955	1,942	40,788	(265)
Eye Care	56,829	73,847	21,759	27,515
Total operating segments	$238,228	$192,519	$121,129	$79,223

Net sales. Total net sales increased 23.7% in the three months ended March 31, 2006, compared to the same period last year. The increase in net sales was primarily the result of sales of products acquired in the VISX Acquisition and strong demand for our core brands, partially offset by a negative foreign currency impact of 4.9%. Our sales and earnings may be negatively impacted during times of a strengthening U.S. dollar. Total net sales in the U.S. and Japan represented 42.9% and 13.4%, respectively, of total net sales in the three months ended March 31, 2006. No other country, or any single customer, generated over 10% of total net sales in the periods presented.

Net sales from our Cataract/Implant business increased by 3.2% in the three months ended March 31, 2006, compared with the same period last year. The increase in net sales was primarily the result of sales of our branded promoted products, including Tecnis and ReZoom intraocular lenses and phacoemulsification systems, partially offset by a decrease in sales of non-promoted older-technology intraocular lenses and viscoelastics and reimbursement pressures in certain European markets and in Japan for viscoelastic products. Net sales growth in the Americas of 22.0% was due to strong demand for our core products and was offset by a decline of 7.2% in Europe/Africa/Middle East and 11.6% in Japan due to decreasing sales of older generation intraocular lenses, rationalized viscoelastics and reimbursement pressures, as well as the negative impact of foreign currency fluctuations. The difference in net sales in our Cataract/Implant business also includes an unfavorable foreign currency impact of $5.9 million, or 5.1%, largely from fluctuations of the euro and Japanese yen versus the U.S. dollar.

Net sales from our Laser Vision Correction (LVC) business increased by $59.0 million to $61.0 million in the three months ended March 31, 2006, compared with the same period last year. This increase was primarily the result of sales of products acquired in the VISX Acquisition. Net sales of acquired VISX products were $57.7 million in the three months ended March 31, 2006. See Note 2 to the unaudited consolidated financial statements for the proforma impact of VISX net sales for the same period last year. Net sales in the Americas increased by $50.4 million due to strong demand for our custom LASIK procedures and system sales. As a result of our international expansion strategy for the LVC business, we saw net sales in Europe/Africa/Middle East of $4.1 million and Asia Pacific Sales of $4.0 million, compared to negligible amounts in the same period last year. The difference in net sales in our LVC business also includes an unfavorable foreign currency impact of $0.3 million, or 14.8%, largely from fluctuations of the euro and Japanese yen versus the U.S. dollar.

Net sales from our Eye Care business decreased by 23.0% in the three months ended March 31, 2006, compared with the same period last year. The decrease in sales of eye care products was primarily due to lower sales of hydrogen peroxide-based products caused by continued shrinkage of this market as contact lens wearers gravitate increasingly to more convenient multipurpose solutions, as well as decreased sales of multipurpose products primarily due to rapid growth of daily disposable lenses. The shrinkage in the market contributed significantly to net sales declines in Europe/Africa/Middle East, Asia Pacific and Japan of 32.9%, 26.0% and 31.6%, respectively. These declines were partially offset by an increase of 6.3% in the Americas due to increasing demand for our multipurpose products. The difference in net sales in our Eye Care business also includes an unfavorable foreign currency impact of $3.2 million, or 4.3%, largely resulting from fluctuations of the euro and Japanese yen versus the U.S. dollar.

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

Gross margin and gross profit. Our gross margin percentage was 63.5% in the three months ended March 31, 2006, compared with 63.4% in the same period last year due to sales growth in the higher margin Tecnis and ReZoom intraocular lenses and VISX products, along with manufacturing productivity improvements. This improvement was offset by approximately $3.2 million, or 1.3 percentage points, inventory and manufacturing related charges incurred in connection with our business repositioning plan.

As described earlier, we expect our product rationalization and repositioning strategy and supplemental consolidation of certain operations due to IOL manufacturing capabilities and eye care product rationalizations to have a significant impact on our gross margin through the remainder of 2006.

Selling, general and administrative. Selling, general and administrative expenses decreased as a percent of net sales by 3.5 percentage points to 40.0% in the three months ended March 31, 2006, compared with 43.5% in the same period last year. This decrease was largely driven by increased leverage from revenue growth and efficiency gains. Selling, general and administrative expenses for the three months ended March 31, 2006 include approximately $7.0 million in amortization expenses related to the acquired VISX intangible assets. In addition, selling, general and administrative expenses for the three months ended March 31, 2006 include a $2.3 million charge primarily associated with assets acquired in the termination of a distributor agreement in India and $3.5 million in stock-based compensation expense from the adoption of SFAS 123R.

Research and development. Research and development expenditures increased as a percent of net sales by 0.7 percentage points to 7.1%, in the three months ended March 31, 2006, compared with the same period last year. The increase in research and development expenditures as a percentage of net sales was primarily the result of an increase in spending for research efforts in the Cataract/Implant and LVC businesses. We expect our research and development cost as a percentage of sales to decrease moderately for the remainder of 2006 as we continue to consolidate research and development cost from the VISX acquisition. Our research and development strategy is to develop proprietary products for vision correction that are safe and effective and address unmet needs. We are currently focusing on new advancements that build on our Tecnis, Healon and WhiteStar technology, corneal and lens-based solutions to presbyopia and dry eye products. Our research and development teams are actively pursuing new CustomVue indications in order to strengthen our LVC market position. We are working to secure FDA approval for a multi-focal CustomVue treatment for presbyopia.

Business repositioning costs. In the three months ended March 31, 2006, we incurred $32.4 million of pre-tax charges, which included $3.2 million for inventory and manufacturing related charges included in cost of sales and $29.2 million included in operating expenses. Charges included in operating expenses comprised productivity and brand repositioning costs of $26.2 million, severance, relocation and other one-time termination benefits of $1.6 million and asset write-downs of $1.4 million. In connection with the approved product rationalization and repositioning plan, we expect to incur an additional $3 million to $5 million of charges in the first half of 2006, which will be recognized as the services are performed and actions occur. The total charges that are expected to be incurred are within the range previously announced.

Following an analysis of our IOL manufacturing capabilities, we have decided to consolidate certain operations. In addition, we have decided to further expand the scope of our eye care rationalization initiatives in order to maximize manufacturing capacity and seize growth opportunities. Together, these separate actions are expected to result in additional charges of approximately $20 million to $25 million in the remainder of 2006. The estimated total charges for the expanded product rationalization and repositioning plan will be approximately $90 million to $105 million.

Operating Income. Operating income as a percentage of net sales, or operating margin, was 4.1% in the three months ended March 31, 2006, compared with 13.5% in the same period last year. Operating income of $9.7 million in the three months ended March 31, 2006 includes $32.4 million of business repositioning charges, $2.3 million of asset write-offs described above and $4.5 million in incremental stock-based compensation expense from the adoption of SFAS 123R. These charges reduced operating margin by 16.5% in the three months ended March 31, 2006.

Operating income from our Cataract/Implant business increased by $6.6 million due to the increase in net sales and favorable mix of higher margin products discussed above, along with the favorable impact of cost containment measures taken in connection with our business repositioning plan. Operating income from our LVC business increased by $41.1 million due to sales of products acquired from VISX in May 2005. Operating income from our Eye Care business decreased primarily due to the unfavorable impact from continued softness in the market for hydrogen peroxide based products.

Non-operating expense. Interest expense was $4.5 million and $5.8 million in the three months ended March 31, 2006 and March 25, 2005, respectively. We anticipate interest expense to decrease in 2006 relative to 2005 due to the anticipated overall reduction in average borrowings outstanding during 2006 as well as the higher percentage of our relatively low fixed rate convertible debt versus our higher variable rate debt. The anticipated increase in interest rates throughout 2006 would slightly offset these benefits.

We recorded an unrealized loss on derivative instruments of $0.4 million in the three months ended March 31, 2006 compared to an unrealized gain of $0.5 million in the three months ended March 25, 2005. We record as “unrealized (gain) loss on derivative instruments” the mark to market adjustments on the outstanding foreign currency options and forward contracts which we enter into as part of our overall risk management strategy to reduce the volatility of expected earnings in currencies other than the U.S. dollar.

Income taxes. The effective tax rate for the three months ended March 31, 2006 was 30.4%, compared with the effective tax rate of 34% for the same period last year. The effective tax rate in the current period reflects a benefit from stock-based compensation expense currently being recognized under SFAS 123R at an effective rate of 33.3%, and a provision on all other pre-tax income at an effective rate of 32.0%.

The lower rate in the current period reflects continuing implementation of our long-term tax strategies. Our future effective income tax rate may vary depending on our mix of domestic and international taxable income or loss and the various tax and treasury methodologies that we implement, including our policy regarding repatriation of future accumulated foreign earnings.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms. As of March 31, 2006, we had cash and equivalents of $37.6 million.

Historically, we have generated cash from operations in excess of working capital requirements, and we expect to do so in the future. Net cash used in operating activities was $0.8 million in the three months ended March 31, 2006 compared to $18.6 million in the three months ended March 25, 2005. Operating cash flow improved in the three months ended March 31, 2006 compared to the three months ended March 25, 2005 primarily due to timing of accounts receivable collections and last year’s inventory buildup of “bridging” stock as we prepared for the transition of eye care manufacturing from Allergan, partially offset by decreased accrued expenses and other liabilities due to the payment of annual incentive compensation, severance payments related to the product rationalization and business repositioning plan and interest payments on the 2½% convertible senior subordinated notes and the 1.375% convertible senior subordinated notes.

Net cash used in investing activities was $9.0 million and $10.5 million in the three months ended March 31, 2006 and March 25, 2005, respectively. Expenditures for property, plant and equipment totaled $6.6 million and $2.3 million in the three months ended March 31, 2006 and March 25, 2005, respectively. Expenditures in the three months ended March 31, 2006 primarily comprised expenditures to upgrade our viscoelastics manufacturing facility in Uppsala, Sweden. Expenditures in the three months ended March 25, 2005 primarily comprised expansion and remodeling of our leased headquarters, expenditures at our manufacturing facilities and computer replacements. We expect to incur greater capital expenditures with respect to the Uppsala, Sweden manufacturing facility during 2006 in order to separate the facility from existing Pfizer operations. Expenditures for demonstration (demo) and bundled equipment, primarily phacoemulsification and microkeratome surgical equipment, were $2.4 million and $3.1 million in the three months ended March 31, 2006 and March 25, 2005, respectively. We maintain demo and bundled equipment to facilitate future sales of similar equipment and related products to our customers. Expenditures for capitalized internal-use software were $5.2 million in the three months ended March 25, 2005, which primarily comprised a company-wide system upgrade as part of the overall expansion of our business. We capitalize internal-use software cost after technical feasibility has been established. In 2006, we expect to invest approximately $55.0 million to $60.0 million in property, plant and equipment, demo and bundled equipment, and capitalized software as part of the overall expansion of our business.

Net cash provided by financing activities was $6.1 million in the three months ended March 31, 2006, which comprised $15.9 million of proceeds from the sale of stock to employees and $5.2 million excess tax benefits from stock-based compensation, reduced by $15.0 million of repayments under the senior revolving credit facility. Net cash provided by financing activities was $6.4 million in the three months ended March 25, 2005, which comprised $7.5 million borrowings under the senior revolving credit facility and $1.3 million of proceeds from the sale of stock to employees, reduced by $2.4 million of financing related costs.

At March 31, 2006, we had $45.0 million of borrowings outstanding under the senior revolving credit facility. Approximately $8.9 million of the senior revolving credit facility was reserved to support letters of credit issued on our behalf for normal operating purposes and we had approximately $246.1 million undrawn and available revolving loan commitments. Our senior credit facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios. Certain covenants under the senior credit facility may limit the incurrence of additional indebtedness. The senior credit facility prohibits dividend payments. We were in compliance with these covenants at March 31, 2006. Our senior credit facility is collateralized by a first priority perfected lien on, and pledge of, all of the combined company’s present and future property and assets (subject to certain exclusions), 100% of the stock of the domestic subsidiaries, 66% of the stock of foreign subsidiaries and all present and future intercompany debts.

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

Foreign currency fluctuations. Approximately 57% of our revenues for the three months ended March 31, 2006 were derived from operations outside the United States and a significant portion of our cost structure is denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

The impact of foreign currency fluctuations on sales was a $9.4 million decrease and a $5.6 million increase for the three months ended March 31, 2006 and March 25, 2005, respectively. The fluctuations were due primarily to the fluctuations of the Japanese yen and the euro versus the U.S. dollar.

Off-balance sheet arrangements. We had no off-balance sheet arrangements at March 31, 2006.

Certain Factors and Trends Affecting AMO and Its Businesses

Our disclosure and analysis in this report contain forward-looking information about our company’s financial results and estimates, business prospects and future products that involve substantial risks and uncertainties. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, financial results, and the expected results and benefits of our acquisition of VISX, Incorporated and the product rationalization and reorganization. Among the factors that could cause actual results to differ materially are the following:

•                                          Uncertainties associated with the research and development and regulatory processes;

•                                          Our ability to make and successfully integrate acquisitions or enter into strategic alliances;

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

•                                          The impact of the change in the accounting treatment of stock options upon the adoption of SFAS 123R or other significant changes to generally accepted accounting principles;

•                                          Risks associated with our ability to realize the benefits of the VISX acquisition;

•                                          Changes in market acceptance of laser vision correction;

•                                          The possibility of long-term side effects and adverse publicity regarding laser correction surgery;

•                                          The effect of weak or uncertain general economic conditions on the ability of individuals to afford laser vision correction; and

•                                          Risks associated with our ability to successfully execute the product rationalization and reorganization in a timely and effective manner.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the 2005 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1A of the Form 10-K under the heading “Risk Factors.”  We incorporate that section of that Form 10-K in this filing and encourage investors to refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Interest rate risk. At March 31, 2006, our debt comprises solely domestic borrowings and comprises $500.0 million of fixed rate debt and $45.0 million of variable rate debt.

The tables below present information about our debt obligations as of March 31, 2006 and December 31, 2005:

March 31, 2006

	Maturing in							Fair Market
	2006	2007	2008	2009	2010	Thereafter	Total	Value
			(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$350,000	$350,000	$376,705
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$150,000	$150,000	$164,028
Weighted Average Interest Rate	—	—	—	—	—	1.375%	1.375%
Variable Rate	$45,000	$—	$—	$—	$—	$—	$45,000	$45,000
Weighted Average Interest Rate	6.50%	—	—	—	—	—	6.50%
Total Debt Obligations	$45,000	$—	$—	$—	$—	$500,000	$545,000	$585,733
Weighted Average Interest Rate	6.50%	—	—	—	—	2.16%	2.52%

December 31, 2005

	Maturing in							Fair Market
	2006	2007	2008	2009	2010	Thereafter	Total	Value
			(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$350,000	$350,000	$376,705
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$150,000	$150,000	$150,948
Weighted Average Interest Rate	—	—	—	—	—	1.375%	1.375%
Variable Rate	$10,000	$—	$—	$—	$—	$—	$10,000	$10,000
Weighted Average Interest Rate	4.61%	—	—	—	—	—	4.61%
Variable Rate	$50,000	$—	$—	$—	$—	$—	$50,000	$50,000
Weighted Average Interest Rate	6.22%	—	—	—	—	—	6.22%
Total Debt Obligations	$60,000	$—	$—	$—	$—	$500,000	$560,000	$587,653
Weighted Average Interest Rate	5.95%	—	—	—	—	2.16%	2.57%

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

We use foreign currency option contracts, which provide for the sale of foreign currencies to offset foreign currency exposures expected to arise in the normal course of our business. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. The principal currencies subject to this process are the Japanese yen and the euro. The foreign exchange forward contracts are entered into to protect the value of foreign currency denominated monetary assets and liabilities and the changes in the fair value of the foreign currency forward contracts were economically designed to offset the changes in the revaluation of the foreign currency denominated monetary assets and liabilities. These forward contracts are denominated in currencies which represent material exposures. The changes in the fair value of foreign currency option and forward contracts are recorded through earnings as “Unrealized (gain) loss on derivative instruments” while any realized gains or losses on expired contracts are recorded through earnings as “Other, net” in the accompanying unaudited consolidated statements of operations. Any premium cost of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized over the life of the options.

The following tables provide information about our foreign currency derivative financial instruments outstanding as of March 31, 2006 and December 31, 2005, respectively. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	March 31, 2006		December 31, 2005
	Notional Amount	Average Contract or Strike Rate	Notional Amount	Average Contract or Strike Rate
	(in $ millions)		(in $ millions)
Foreign currency forward contracts:
Pay US$/Receive Foreign Currency:
Swedish Krona	$25.8	7.75	$31.5	7.94
U.K. Pound	3.5	1.74	5.2	1.72
Swiss Franc	1.5	1.30	1.5	1.31
Euro	—	—	5.9	1.19
Receive US$/Pay Foreign Currency:
Japanese Yen	8.5	117.42	3.0	117.45
Canadian Dollar	5.1	1.17	3.4	1.17
Australia Dollar	4.3	0.72	2.9	0.73

Total Notional	$48.7		$53.4

Estimated Fair Value	$(0.1)		$—

Foreign currency purchased put options:
Japanese Yen	$54.0	118.47	$66.2	117.83
Euro	39.5	1.18	40.2	1.18

Foreign currency sold call options:
Japanese Yen	60.0	106.60	60.0	106.60
Euro	42.8	1.28	43.0	1.26

Total Notional	$196.3		$209.4

Estimated Fair Value	$0.3		$1.1

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of March 31, 2006 and December 31, 2005, respectively. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective. In addition, our management evaluated our internal control over financial reporting and there have been no changes during the most recent fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On December 3, 2003, we filed a complaint in the U.S. District Court for the District of Delaware against Alcon, Inc. and Alcon Laboratories, Inc. for infringement of U.S. Patent Nos. 5,700,240 (Barwick Patent) and 6,059,765 (Cole/Sutton Patent). We alleged that Alcon’s “Infiniti” and “Series 20000 Legacy” phacoemulsification machines infringed the patents. We sought damages and a permanent injunction. The trial of this matter began on April 25, 2005 and concluded on May 6, 2005. The jury found both of our patents to be valid and infringed by Alcon, and awarded us $94.8 million in damages. The jury further found that Alcon had willfully infringed both of our patents. On June 21, 2005, a bench trial was conducted by the Court to determine if we had sufficiently marked our equipment with the patent numbers and to determine if Alcon had waived any argument relating thereto. On December 16, 2005, the Court ruled that we did not sufficiently mark our patents and reduced the jury award from $94.8 million to $71.3 million. However, the Court further ruled that Alcon had willfully infringed our patents and trebled the $71.3 million damage award to $213.9 million. The Court also granted our request for a permanent injunction on both patents. However, the Court stayed the injunction on the Cole/Sutton Patent pending appeal. On January 20, 2006, judgment was entered including additional damages from March 2005 through December 31, 2005 and interest based thereon, resulting in final damages of $234.5 million. The Court further ordered Alcon to pay all of our attorney fees and costs, estimated at $4 million. Alcon filed an appeal of the final judgment on January 20, 2006. We cross appealed on February 3, 2006. On February 3, 2006, Alcon filed a motion for a new trial with the U.S. District Court for the District of Delaware. We opposed this motion on February 24, 2006. The Court of Appeal has deactivated the appeal until the motion for new trial has been decided by the U.S. District Court.

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

Item 1A. Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Date: May 9, 2006

ADVANCED MEDICAL OPTICS, INC.

/s/ RICHARD A. MEIER
Richard A. Meier
Executive Vice President, Operations, President, Eye Care Business, and Chief Financial Officer (Principal Financial Officer)

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