Form 10-Q
period 2006-06-30
ADVANCED MEDICAL OPTICS INC
filed 2006-08-09
CIK 1168335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

or

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

Yes  ☐    No  ☒

As of July 31, 2006, there were 59,324,607 shares of common stock outstanding.

ADVANCED MEDICAL OPTICS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Advanced Medical Optics, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005
Net sales	$257,041	$227,092	$495,269	$419,610
Cost of sales (Note 3)	92,373	87,478	179,208	157,917
Gross profit	164,668	139,614	316,061	261,693
Selling, general and administrative	105,389	97,596	200,828	181,409
Research and development	16,565	13,948	33,538	26,300
Business repositioning (Note 3)	17,720	—	46,974	—
In-process research and development	—	451,450	—	451,450
Operating income (loss)	24,994	(423,380)	34,721	(397,466)

Non-operating expense (income):
Interest expense	8,028	8,911	12,535	14,738
Unrealized (gain) loss on derivative instruments	2,464	(458)	2,902	(990)
Loss due to early retirement of convertible senior subordinated notes	15,798	545	15,798	545
Other, net	544	(1,413)	1,548	(1,742)
	26,834	7,585	32,783	12,551
Earning (loss) before income taxes	(1,840)	(430,965)	1,938	(410,017)
Provision for income taxes	863	7,150	2,012	14,273
Net loss	$(2,703)	$(438,115)	$(74)	$(424,290)

Net loss per share :
Basic and Diluted	$(0.04)	$(9.53)	$—	$(10.17)

Weighted average number of shares outstanding:
Basic and Diluted	67,166	45,965	67,694	41,719

See accompanying notes to unaudited consolidated financial statements.

Advanced Medical Optics, Inc.
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2006	December 31, 2005
ASSETS
Current assets
Cash and equivalents	$40,843	$40,826
Trade receivables, net	231,602	238,761
Inventories	118,583	104,820
Deferred income taxes	66,925	66,476
Other current assets	27,129	28,122
Income taxes	10,242	—
Total current assets	495,324	479,005
Property, plant and equipment, net	126,791	115,725
Deferred income taxes	12,099	12,626
Other assets	63,366	52,473
Intangibles assets, net	486,125	495,609
Goodwill	842,967	825,284
Total assets	$2,026,672	$1,980,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$155,000	$60,000
Accounts payable	60,592	64,045
Accrued compensation	43,844	43,406
Other accrued expenses.	85,114	90,666
Income taxes	—	1,434
Deferred income taxes	775	565
Total current liabilities	345,325	260,116
Long-term debt	871,105	500,000
Deferred income taxes	179,427	182,179
Other liabilities	30,445	28,365
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 240,000,000 shares authorized; 59,294,365 and 67,832,010 shares issued	593	678
Additional paid-in capital	1,394,699	1,586,864
Accumulated deficit	(819,630)	(557,586)
Accumulated other comprehensive income (loss)	24,732	(19,870)
Less treasury stock, at cost (1,397 shares)	(24)	(24)
Total stockholders’ equity	600,370	1,010,062
Total liabilities and stockholders’ equity	$2,026,672	$1,980,722

See accompanying notes to unaudited consolidated financial statements.

Advanced Medical Optics, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30, 2006	June 24, 2005
Cash flows from operating activities:
Net loss	$(74)	$(424,290)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	4,207	3,733
Depreciation and amortization	33,856	18,863
In-process research and development	—	451,450
Loss due to early retirement of convertible senior subordinated notes	15,798	545
Loss on investments and assets	2,481	264
Tax benefit from issuance of stock under stock plans	—	3,520
Excess tax benefits from stock-based compensation	(5,458)	—
Unrealized loss (gain) on derivatives	2,902	(990)
Expense of compensation plan	10,262	267
Changes in assets and liabilities:
Trade receivables, net	13,549	(15,065)
Inventories	(11,626)	(24,389)
Other current assets	(851)	3,506
Accounts payable	(6,511)	(8,631)
Accrued expenses and other liabilities	(3,474)	(30,039)
Income taxes	(1,110)	6,943
Other non-current assets and liabilities	(8,620)	4,887
Net cash provided by (used in) operating activities	45,331	(9,426)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(36,867)
Additions to property, plant and equipment	(15,140)	(7,608)
Proceeds from sale of property, plant and equipment	—	167
Additions to capitalized internal-use software	(1,201)	(7,085)
Additions to demonstration and bundled equipment	(5,446)	(5,391)
Net cash used in investing activities	(21,787)	(56,784)
Cash flows from financing activities:
Short-term borrowings	95,000	105,000
Repayment of long-term debt	(144,693)	(44,495)
Financing related costs	(10,284)	(2,959)
Proceeds from issuance of long-term debt	500,000	—
Proceeds from issuance of common stock	29,488	10,204
Net proceeds from settlement of interest rate swaps	—	777
Repurchase and retirement of common stock	(500,000)	—
Excess tax benefits from stock-based compensation	5,458	—
Net cash (used in) provided by financing activities	(25,031)	68,527
Effect of exchange rates on cash and equivalents	1,504	(2,327)
Net increase (decrease) in cash and equivalents	17	(10
Cash and equivalents at beginning of period	40,826	49,455
Cash and equivalents at end of period	$40,843	$49,445
Supplemental non-cash investing and financing activities:
Exchange of convertible notes into common stock	$—	$3,000
Acquisition of VISX, Incorporated	$—	$1,203,185

See accompanying notes to unaudited consolidated financial statements.

Advanced Medical Optics, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting only of normal, recurring adjustments) for a fair statement of the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited consolidated financial statements of Advanced Medical Optics, Inc. (the “Company” or “AMO”) for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

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

Adoption of SFAS 123R

Prior to January 1, 2006, the Company’s stock-based compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the disclosure only provisions of SFAS 123. Accordingly, no compensation expense was recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. The fair value, as determined on the date of grant, of restricted stock awards was recognized as compensation expense ratably over the respective vesting period. Additionally, the ESPP qualified as non-compensatory plans under APB 25; therefore, no compensation cost was recorded in relation to the discount offered to employees for purchases made under the ESPP. In addition, the Company’s unearned compensation balance at January 1, 2006 was reclassified to additional paid-in capital upon the adoption of SFAS 123R.

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, requiring recognition of expenses equivalent to the fair value of stock-based compensation awards. The Company has elected to use the modified prospective application transition method as permitted by SFAS 123R and therefore has not restated the financial results reported in prior periods. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

Stock-Based Compensation Expense

Total stock-based compensation expense included in the unaudited consolidated statements of operations for the three and six months ended June 30, 2006 is as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Cost of sales	$617	$1,157
Operating Expenses -
Research and development	577	1,057
Selling, general and administrative	3,997	8,048
	4,574	9,105
Pre-tax expense	5,191	10,262
Income tax benefit	(1,704)	(3,387)
Net of tax expense	$3,487	$6,875

At June 30, 2006, total pre-tax compensation costs related to unvested stock-based awards granted to employees and directors under the Company’s stock option plan, ESPP and restricted stock awards which are not yet recognized were approximately $36.6 million, net of estimated forfeitures. These costs are expected to be recognized over a weighted-average period of 3.0 years.

Net cash proceeds from the exercise of stock options were $27.1 million and $8.1 million for the six month periods ended June 30, 2006 and June 24, 2005, respectively. In accordance with SFAS 123R, the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employees exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows in the Company’s  unaudited consolidated statement of cash flows. During the six months ended June 30, 2006, the Company recorded $5.5 million of excess tax benefits as a financing cash inflow. Prior to the adoption of SFAS 123R, excess tax benefits of $3.5 million during the six months ended June 24, 2005 were classified as an operating cash inflow.

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

The fair value of the Company’s stock based compensation granted to employees for the three and six months ended June 30, 2006 was estimated using the following weighted-average assumptions:

	Incentive Compensation Plans	Employee Stock Purchase Plans
Expected life in years	6.1	0.5
Expected volatility	28.9%	32.9%
Risk-free interest rate	5.0%	5.0%
Expected dividends	—	—
Weighted average fair value	$17.66	$11.51

Stock Options

Stock options granted to employees are generally exercisable at a price equal to the fair market value of the common stock on the date of the grant and vest at a rate of 25% per year beginning twelve months after the date of grant. Grants under these plans expire ten years from the date of grant.

The following is a summary of stock option activity (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2005	8,858	$22.79
Granted	634	45.26
Exercised	(1,264)	21.41
Forfeitures and cancellations	(60)	31.44
Expirations	(6)	19.97
Outstanding at June 30, 2006	8,162	$24.69	6.6	$212,270
Vested and expected to vest at June 30, 2006	8,044	$24.57	6.7	$210,188
Exercisable at June 30, 2006	5,448	$20.58	5.9	$164,083

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the quoted price of the company’s common stock for the options that were in-the-money at June 30, 2006. During the six months ended June 30, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $30.3 million determined as of the date of option exercise.

Employee Stock Purchase Plans

Under the ESPP, eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the closing price of the Company’s common stock on the first or last day of the six-month purchase period. In the second quarter of 2006, 78,000 shares of common stock were issued under the ESPP in the aggregate amount of $2.4 million as the most recent purchase period ended on April 28, 2006. As of June 30, 2006 employee withholdings under the ESPP aggregated $0.8 million.

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

The following table summarizes the restricted stock award activity for the six months ended June 30, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at December 31, 2005	101	$38.79
Granted	275	49.67
Vested	(37)	38.23
Forfeited	(2)	38.43
Nonvested stock at June 30, 2006	337	$47.73

Performance-Based Awards

In February 2006, the Company’s Board of Directors approved a 2006 performance award program under the Company’s incentive compensation plan (the “2006 Program”), which provides the opportunity for certain executives to earn long-term incentive compensation awards based upon specified measures. The potential maximum aggregate award value for the 2006 program is $2.7 million. The award determination will be based upon the Total Shareholder Return (“TSR”) (the increase or decrease in the Company’s common stock price) over a two-year period beginning January 1, 2005 compared to a peer group composed of various entities within the bio-technology and medical device industries. Awards will have been determined to be earned if the Company’s TSR is in excess of the 50th percentile of the peer group. When the TSR equals the 75th percentile of the peer group, the maximum amount will have been earned. Awards are to be settled in a number of restricted stock shares or units equal to the value of the award amount divided by the fair market value of the Company’s common stock on the date the performance criteria is deemed to have been met. The restricted stock shares or units will have the same terms and conditions as other restricted shares or units issued under the Company’s ICP. The estimated fair value of the 2006 Program was $0.8 million on the grant date using a lattice-based valuation model. Compensation expense is being recognized over a four-year period from the program approval date through the end of the expected vesting period of the restricted stock awards. The associated compensation expense during the three months and six months ended June 30, 2006 was less than $0.1 million.

Pro-forma Disclosures under SFAS 123 for Periods Prior to Fiscal 2006

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and six months period ended June 24, 2005 (in thousands, except per share amounts):

	Three Months Ended June 24, 2005	Six Months Ended June 24, 2005
Net loss, as reported	$(438,115)	$(424,290)
Stock-based compensation expense included in reported net earnings, net of tax	119	163
Stock-based compensation expense determined under fair value based method, net of tax	(2,579)	(4,876)
Pro forma net loss	$(440,575)	$(429,003)
Loss per share as reported:
Basic and diluted	$(9.53)	$(10.17)
Pro forma loss per share:
Basic and diluted	$(9.59)	$(10.28)

For the purpose of the weighted average estimated fair value calculations, the fair value of the Company’s stock based compensation granted to employees for the three and six months ended June 24, 2005 was estimated using the following weighted-average assumptions:

	Incentive Compensation Plans	Employee Stock Purchase Plans
Expected life in years	5.0	0.5
Expected volatility	36.0%	44.13%
Risk-free interest rate	3.8%	3.2%
Expected dividends	—	—
Weighted average fair value	$14.49	$9.84

Note 2: Acquisition of VISX, Incorporated (VISX)

On May 27, 2005, pursuant to the Agreement and Plan of Merger (Merger Agreement), dated as of November 9, 2004, as amended, by and among AMO, Vault Merger Corporation, a wholly owned subsidiary of AMO, and VISX, AMO completed its acquisition of VISX, for total consideration of approximately $1.38 billion, consisting of approximately 27.8 million shares of AMO common stock, the fair value of VISX stock options converted to AMO stock options and approximately $176.2 million in cash (VISX Acquisition). VISX products include the VISX STAR Excimer Laser System, the VISX WaveScan System and VISX treatment cards. As a result of the VISX Acquisition, the Company became a leader in the design and development of proprietary technologies and systems for laser vision correction of refractive vision disorders.

The VISX Acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values.

The following unaudited pro forma information assumes the VISX Acquisition occurred on January 1, 2005. These unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the VISX Acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the three and six months ended June 24, 2005 are as follows (in thousands, except per share data):

	Three Months Ended June 24, 2005	Six Months Ended June 24, 2005
Net sales:
Cataract/Implant	$127,726	$244,456
Laser Vision Correction	45,123	98,404
Eye Care	83,073	156,919
	$255,922	$499,779
Net earnings (1)	3,968	27,235
Earnings per share:
Basic (2)	$0.06	$0.42
Diluted (3)	$0.06	$0.40

(1)             The unaudited pro forma information for the three months and six months ended June 24, 2005 includes a $6.6 million and a $13.3 million increase in amortization related to management’s estimate of the fair value of intangible assets acquired as the result of the VISX Acquisition and a $2.8 million and $5.7 million increase in interest expense resulting from additional borrowings incurred to fund the cash portion of the VISX Acquisition and related costs and amortization of deferred financing costs.

(2)             The weighted average number of shares outstanding used for the computation of basic earnings per share for the three and six months ended June 24, 2005 reflects the issuance of 27.8 million shares of AMO’s common stock to VISX stockholders.

(3)             The weighted average number of shares outstanding used for the computation of diluted earnings per share for the three and six months ended June 24, 2005 reflects the issuance of 27.8 million shares of AMO’s common stock to VISX shareholders and the dilutive effect of approximately 3.4 million shares and 3.5 million shares of VISX options exchanged for AMO stock options.

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

The plan further calls for increasing the Company’s investment in key growth opportunities, specifically the Company’s refractive implant product line and international laser vision correction business, and accelerating the implementation of productivity initiatives. Following an analysis of its IOL manufacturing capabilities in the second quarter of 2006, the Company has decided to consolidate certain operations. In addition, the Company expanded the scope of its eye care rationalization initiatives in order to maximize manufacturing capacity and seize growth opportunities.  Total cumulative charges of $99.8 million have been incurred through June 30, 2006.

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

In the three months ended June 30, 2006, the Company incurred $25.1 million of pre-tax charges, which included $7.4 million for inventory, manufacturing related and other charges included in cost of sales and $17.7 million included in operating expenses. Charges included in operating expenses comprised severance, relocation and other one-time termination benefits of $11.9 million, productivity and brand repositioning costs of $4.9 million, asset write-downs of $0.7 million and contractual obligations of $0.2 million.  In the six months ended June 30, 2006, the Company incurred $57.5 million of pre-tax charges, which included $10.5 million for inventory, manufacturing related and other charges included in cost of sales and $47.0 million included in operating expenses. Charges included in operating expenses comprised productivity and brand repositioning costs of $31.1 million, severance, relocation and other one-time termination benefits of $13.5 million, asset write-downs of $2.1 million and contractual obligations of $0.3 million

Business repositioning charges and related activity in the accrual balances during the six months ended June 30, 2006 were as follows (in thousands):

Business Repositioning Costs Reported In:	Balance at December 31, 2005	Costs Incurred	Cash Payments	Non-Cash Adjustments	Balance at June 30, 2006

Cost of sales -
Inventory, manufacturing and other charges	$—	$10,513	$—	$(10,513)	$—
Operating Expenses -
Severance, relocation and related costs	8,779	13,497	(9,972)	—	12,304
Asset write-downs	—	2,096	—	(2,096)	—
Contractual obligations	2,641	250	(141)	—	2,750
Productivity initiatives and brand repositioning costs	883	31,131	(29,641)	—	2,373
	12,303	46,974	(39,754)	(2,096)	17,427
	$12,303	$57,487	$(39,754)	$(12,609)	$17,427

Productivity initiatives and brand repositioning costs resulted from the Company’s investment in key growth opportunities, specifically the Company’s refractive implant product line, international laser vision correction business and expanded eye care rationalization, and the implementation of productivity improvements in manufacturing operations, distribution, customer service and corporate functions. Severance, relocation and related costs were incurred for worldwide workforce reductions due to the Company’s discontinuing certain non-core products and infrastructure and process improvements associated with the Company’s productivity initiatives. The majority of these costs in the three and six months ended June 30, 2006 occurred in Europe. Asset write-downs resulted from the impairment and disposal of long-lived assets from the reduction in expected future cash flows from certain discontinued non-core products and relocation of certain facilities. The fair values of impaired assets were based on probability weighted expected cash flows as determined in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”.

Note 4: Composition of Certain Financial Statement Captions

Inventories:

(In thousands)	June 30, 2006	December 31, 2005
Finished goods, including consignment inventory of $14,956 and $11,890 in 2006 and 2005, respectively	$79,837	$66,492
Work in process	13,101	13,148
Raw materials	25,645	25,180
	$118,583	$104,820

Intangible assets, net

		June 30, 2006		December 31, 2005
(In thousands)	Useful Life (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable Intangible Assets:
Licensing	3 — 5	$4,590	$(4,178)	$4,590	$(4,113)
Technology rights	8 — 19	358,698	(44,294)	348,379	(26,128)
Trademarks	13.5	16,144	(2,782)	14,689	(1,995)
Customer relationships	5	22,400	(4,853)	22,400	(2,613)
		401,832	(56,107)	390,058	(34,849)
Nonamortizable Tradename (VISX)	Indefinite	140,400	—	140,400	—
		$542,232	$(56,107)	$530,458	$(34,849)

The amortizable intangible assets balance increased due to the impact of foreign currency fluctuation. Amortization expense was $10.2 million and $19.9 million for the three and six months ended June 30, 2006, $4.7 million and $7.6 million for the three and six months ended June 24, 2005, respectively, and is recorded in selling, general and administrative in the accompanying unaudited consolidated statements of operations. Amortization expense is expected to be $39.7 million in 2006, $38.5 million in 2007 and 2008, $38.3 million in 2009 and $35.7 million in 2010. Actual amortization expense may vary due to the impact of foreign currency fluctuations.

Goodwill

(In thousands)	June 30, 2006	December 31, 2005
Goodwill:
Eye Care	$29,555	$28,817
Cataract/Implant	338,915	317,451
Laser Vision Correction	474,497	479,016
	$842,967	$825,284

Effective January 1, 2006, the Company’s reportable segments are represented by three business units: Cataract/Implant, Laser Vision Correction and Eye Care (See Note 9, “Business Segment Information”). The change in goodwill during the six months ended June 30, 2006 is due to an adjustment of Laser Vision Correction goodwill of $4.5 million as a result of excess tax benefits from the exercise of converted VISX stock options that were fully vested at the acquisition date and the impact of foreign currency fluctuations on the Eye Care and Cataract/Implant segments.  The Company performed its annual impairment test of goodwill during the second quarter of 2006 and determined there was no impairment.

Note 5: Debt

At June 30, 2006, an aggregate principal amount of $251.1 million of 2½ % convertible senior subordinated notes due July 15, 2024 (“2½ % Notes”), an aggregate principal amount of $120.0 million of 1.375% convertible senior subordinated notes due July 1, 2025 (“1.375% Notes”), an aggregate principal amount of $500.0 million of 3.25% of convertible senior subordinated notes due 2026 (“3.25% Notes”), and a balance of $155.0 million under the senior revolving credit facility were outstanding. The convertible notes may be converted, at the option of the holders, on or prior to the final maturity date under certain circumstances, none of which had occurred as of June 30, 2006. Upon conversion of the convertible notes, the Company will satisfy in cash the conversion obligation with respect to the principal amount of the convertible notes, with any remaining amount of the conversion obligation to be satisfied in shares of common stock. As a result of this election, the Company also is required to satisfy in cash its obligations to repurchase any convertible notes that holders may put to the Company on January 15, 2010, July 15, 2014 and July 15, 2019 for the 2½ % Notes, on July 1, 2011, July 1, 2016 and July 1, 2021 for the 1.375% Notes, and on August 1, 2014, August 1, 2017, and August 1, 2021 for the 3.25% Notes.

At June 30, 2006, approximately $8.6 million of the senior revolving credit facility was reserved to support letters of credit issued on the Company’s behalf for normal operating purposes and the Company has approximately $146.4 million undrawn and available revolving loan commitments.

Borrowings under the revolving credit facility, if any, bear interest at current market rates plus a margin based upon the Company’s ratio of debt to EBITDA, as defined. The incremental interest margin on borrowings under the revolving credit facility decreases as the Company’s ratio of debt to EBITDA decreases to specified levels. Under the senior credit facility, certain transactions may trigger mandatory prepayment of borrowings, if any. Such transactions may include equity or debt offerings, certain asset sales and extraordinary receipts. The Company pays a quarterly fee (2.95% per annum at June 30, 2006) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.50% per annum at June 30, 2006) on the average unused portion of the revolving credit facility.

The senior credit facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios. Certain covenants under the senior credit facility may limit the incurrence of additional indebtedness. The senior credit facility prohibits dividend payments. The Company was in compliance with these covenants at June 30, 2006. The senior credit facility is collateralized by a first priority perfected lien on, and pledge of, all of the combined Company’s present and future property and assets (subject to certain exclusions), 100% of the stock of the domestic subsidiaries, 66% of the stock of foreign subsidiaries and all present and future intercompany debts.

As of June 30, 2006, the aggregate maturities of total long-term debt of $871.1 million are due after 2010. Revolving loan borrowings of $155.0 million at June 30, 2006 have been classified as current liabilities in the accompanying unaudited  consolidated balance sheet.

3.25% Convertible Senior Subordinated Notes Due 2026

In June 2006, the Company completed a private placement of $500 million aggregate principal amount of its 3.25% Notes due August 1, 2026.  Interest on the 3.25% Notes is payable on February 1 and August 1 of each year, commencing on February 1, 2007.  The 3.25% Notes are convertible into 16.7771 shares of the Company’s common stock for each $1,000 principal amount of the 3.25% Notes (which represents an initial conversion price of approximately $59.61 per share), subject to adjustment. The 3.25% Notes may be converted, at the option of the holders, into cash or under certain circumstances, cash and shares of the Company’s common stock at any time on or prior to the trading day preceding July 1, 2014, only under the following circumstances:

•                  during the five business days after any five consecutive trading-day period in which the trading price per $1,000 principal amount of the 3.25% Notes for each day of such measurement period was less than 98% of the conversion value.  This conversion feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value was assigned at issuance and at June 30, 2006;

•                  during any fiscal quarter subsequent to September 30, 2006, if the closing sale price of the Company’s common stock measured over a specified number of trading days is above 130% of the conversion  then in effect;

•                  if a fundamental change occurs; or

•                  upon the occurrence of specified corporate transactions.

On and after July 1, 2014, to (and including) the trading day preceding the maturity date, subject to prior redemption or repurchase, the 3.25% Notes will be convertible into cash and, if applicable, shares of the Company’s common stock regardless of the foregoing circumstances.

The Company may redeem some or all of the 3.25% Notes for cash, on or after August 4, 2014, for a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest, if any, to, but excluding the redemption date.

The 3.25% Notes contain put options, which may require the Company to repurchase in cash all or a portion of the 3.25% Notes on August 1, 2014, August 1, 2017, and August 1, 2021 at a repurchase price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest, if any, to, but excluding the repurchase date.

Beginning with the six-month interest period commencing August 1, 2014, the Company will pay contingent interest during any six-month interest period if the trading price of the 3.25% Notes for each of the five trading-days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 3.25% Notes.  The contingent interest payable will equal 0.25% of the average trading price of $1,000 principal amount of the 3.25% Notes during the five trading days immediately preceding the first day of the applicable six-month interest period.  This contingent interest payment feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at June 30, 2006.

On or prior to August 1, 2014, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the 3.25% Notes in connection with such fundamental change transactions.  The amount of additional shares will be determined based on the price paid per share of the Company’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at June 30, 2006.

In connection with the sale of the 3.25% Notes, the Company entered into a registration rights agreement with the initial purchasers of the 3.25% Notes. Under the registration rights agreement, the Company has agreed to use its reasonable best efforts to file with the Securities and Exchange Commission within 90 days of the date thereof a shelf registration statement with respect to the resale of the 3.25% Notes and the shares of AMO common stock, if any, issuable upon conversion of the Notes, and to have the shelf registration statement declared effective within 180 days after the original issuance of the notes. If the Company fails to comply with certain of its obligations under the registration rights agreement, it will be required to pay additional interest on the notes.

In addition, the Company entered into an accelerated share repurchase arrangement with a third party to use the proceeds from the issuance of the 3.25% Notes to purchase $500.0 million of AMO common stock at a volume weighted price per share over the term of the agreement. As of June 30, 2006, the third party had delivered to the Company in the aggregate, 10.1 million shares of AMO common stock with future delivery of up to an additional 1.2 million shares, resulting in a total of up to 11.3 million shares, depending on the volume weighted average share price per share during a calculation period beginning June 14, 2006 and ending no later than March 7, 2007. Repurchased shares were retired upon delivery to the Company. The Company also repurchased $128.9 million of aggregate principal amount of convertible senior subordinated notes ($98.9 million of the principal amount of the 2.5% Notes and $30.0 million of the principal amount of the 1.375% Notes) utilizing borrowings under its senior credit facility. The Company incurred a loss on debt extinguishment of $15.8 million and wrote-off debt issuance costs of $2.4 million in the three months ended June 30, 2006 in conjunction with the note repurchases.

Note 6: Related Party Transactions

As of June 30, 2006, an interest-free relocation loan of $0.5 million, collateralized by real property, was outstanding from the chief executive officer. The principal amount of the loan is payable upon the earlier to occur of (a) 60 days following the chief executive officer’s termination of employment; (b) the date of the sale or other transfer of the property or (c) July 3, 2007. This relocation loan is evidenced by a promissory note dated July 3, 2002, prior to the adoption of the Sarbanes-Oxley Act of 2002.

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

The three and six month periods ended June 30, 2006 exclude the aggregate dilutive effect of approximately 2.4 million shares for stock options, ESPP and unvested restricted stock as the effect would be antidilutive due to the net loss in each of these periods.  The three and six month periods ended June 24, 2005 exclude the aggregate dilutive effect of approximately 2.7 million shares for stock options, ESPP unvested restricted stock and 3.5% convertible senior subordinated notes as the effect would be antidilutive due to the net loss in each of these periods.

The Company will settle in cash the principal amount of the 2 ½% Notes, 1.375% Notes, and the 3.25% Notes. In addition, there were no potentially dilutive common shares associated with the 2 ½% Notes, the 1.375% Notes, and the 3.25% Notes as the Company’s average stock prices during the three and six months ended June 30, 2006 were less than the conversion prices of the respective notes.

Note 8: Other Comprehensive Income (Loss)

The following table summarizes the components of comprehensive income (loss) (in thousands):

	Three Months Ended
	June 30, 2006			June 24, 2005
	Before-tax amount	Income tax	Net-of-tax amount	Before-tax amount	Income Tax	Net-of-tax amount

Unrealized loss on derivatives	$—	$—	$—	$(563)	$192	$(371)
Foreign currency translation adjustments	37,023	—	37,023	(42,977)	—	(42,977)
Net loss			(2,703)			(438,115)
Total comprehensive income (loss)			$34,320			$(481,463)

	Six Months Ended
	June 30, 2006			June 24, 2005
	Before-tax amount	Income tax	Net-of-tax amount	Before-tax amount	Income Tax	Net-of-tax amount

Unrealized gain on derivatives	$—	$—	$—	$454	$(151)	$303
Foreign currency translation adjustments	44,603	—	44,603	(75,565)	—	(75,565)
Net loss			(74)			(424,290)
Total comprehensive income (loss)			$44,529			$(499,552)

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

Effective January 1, 2006, the Company’s reportable segments are represented by three business units: Cataract/Implant, Laser Vision Correction and Eye Care. Sales and operating results for the prior period have been conformed to reflect the current period presentation of reportable segments. The cataract/implant segment markets four key products required for cataract surgery — foldable intraocular lenses, or IOLs, implantation systems, phacoemulsification systems and viscoelastics. The laser vision correction segment markets laser systems, diagnostic devices, treatment cards and microkeratomes for use in laser eye surgery. The eye care segment provides a full range of contact lens care products for use with most types of contact lenses. These products include single-bottle, multi-purpose cleaning and disinfecting solutions, hydrogen peroxide-based disinfecting solutions, daily cleaners, enzymatic cleaners, contact lens rewetting drops and, in Europe and Asia, contact lenses.

The Company evaluates segment performance based on operating income (loss) excluding certain costs such as business repositioning costs, non-recurring acquisition-related costs and stock-based compensation expense. Research and development costs, manufacturing variances, inventory provision/repricing costs and supply chain costs are managed on a global basis and are considered corporate costs. The Company presents the measure which management believes is determined in accordance with the measurement principles consistent with those used in measuring the corresponding amounts in the unaudited consolidated financial statements. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other. Depreciation and amortization related to the manufacturing of goods is included in gross profit. The Company does not discretely allocate assets to its operating segments, nor does the Company’s chief operating decision maker evaluate operating segments using discrete asset information.

Business Segments

	Net Sales		Operating Income (Loss)
	Three Months Ended		Three Months Ended
(In thousands)	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005
Operating segments:
Cataract/Implant	$134,421	$127,726	$70,440	$55,896
Laser Vision Correction	53,401	16,293	32,895	3,925
Eye Care	69,219	83,073	28,452	29,169
Total segments	257,041	227,092	131,787	88,990
Manufacturing operations	—	—	(1,747)	(455,111)
Research and development	—	—	(15,988)	(14,657)
Business repositioning	—	—	(22,187)	—
Global supply chain	—	—	(15,970)	(11,721)
General corporate	—	—	(50,901)	(30,881)
Total	$257,041	$227,092	$24,994	$(423,380)

	Net Sales		Operating Income (Loss)
	Six Months Ended		Six Months Ended
(In thousands)	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005
Operating segments:
Cataract/Implant	$254,865	$244,456	$129,022	$107,869
Laser Vision Correction	114,356	18,235	73,683	3,660
Eye Care	126,048	156,919	50,211	56,684
Total segments	495,269	419,610	252,916	168,213
Manufacturing operations	—	—	(4,741)	(455,824)
Research and development	—	—	(32,961)	(27,009)
Business repositioning	—	—	(54,619)	—
Global supply chain	—	—	(29,782)	(23,234)
General corporate	—	—	(96,092)	(59,612)
Total	$495,269	$419,610	$34,721	$(397,466)

Geographic Area Information

	Net Sales
	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005
United States:
Cataract/Implant	$43,910	$36,070	$82,008	$68,387
Laser Vision Correction	40,738	13,156	90,655	14,613
Eye Care	24,863	14,276	39,078	27,538
Total United States	109,511	63,502	211,741	110,538
Americas, excluding United States:
Cataract/Implant	9,077	6,955	17,489	12,776
Laser Vision Correction	2,360	545	4,470	680
Eye Care	3,340	2,101	6,025	4,732
Total Americas, excluding United States	14,777	9,601	27,984	18,188
Europe/Africa/Middle East:
Cataract/Implant	50,515	50,541	96,900	100,543
Laser Vision Correction	3,881	1,474	7,980	1,726
Eye Care	19,795	24,841	35,700	48,554
Total Europe/Africa/Middle East	74,191	76,856	140,580	150,823
Japan:
Cataract/Implant	17,756	20,124	32,714	37,046
Laser Vision Correction	995	233	1,811	235
Eye Care	11,656	30,929	27,785	54,503
Total Japan	30,407	51,286	62,310	91,784
Asia Pacific:
Cataract/Implant	13,163	14,036	25,754	25,704
Laser Vision Correction	5,427	885	9,440	981
Eye Care	9,565	10,926	17,460	21,592
Total Asia Pacific	28,155	25,847	52,654	48,277
Total	$257,041	$227,092	$495,269	$419,610

The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 42.6% and 42.8% of total net sales for the three and six months ended June 30, 2006 and 28.0% and 26.3% of total net sales for the three and six months ended June 24, 2005, respectively. Additionally, sales in Japan represented 11.8% and 12.6% of total net sales for the three and six months ended June 30, 2006 and 22.6% and 21.9% of total net sales for the three and six months ended June 24, 2005, respectively. No other country, or single customer, generated over 10% of total net sales in the periods presented.

Note 10: Commitments and Contingencies

On July 7, 2006, the Company entered into a settlement agreement with Alcon, Inc., Alcon Laboratories, Inc., and Alcon Manufacturing Ltd. (collectively, “Alcon”) regarding all pending patent litigation between AMO and Alcon. The settlement required Alcon to pay AMO a lump-sum payment of $121 million which was received in July 2006 and will be accounted for in the third quarter of 2006. The parties agreed to dismiss all pending patent litigation in Delaware and Texas, agreed not to sue each other regarding the patents at issue in those cases, and cross-licensed patents covering existing features of commercially available phacoemulsification products. As part of the settlement, the parties agreed to a dispute resolution process for future claims before litigation is commenced.

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

Note 11: Pension Benefit Plans

The Company sponsors defined benefit pension plans in Japan and in certain European countries. Components of net periodic benefit cost under these plans were (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005
Service cost	$569	$491	$1,138	$983
Interest cost	137	128	274	256
Expected return on plan assets	(61)	(55)	(122)	(111)
Amortization of prior service cost	15	17	30	34
Amortization of net actuarial loss	10	—	20	—
Net periodic benefit cost	$670	$581	$1,340	$1,162

ADVANCED MEDICAL OPTICS, INC.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended June 30, 2006

The following discussion and analysis presents the factors that had a material effect on AMO’s cash flows and results of operations during the three and six months ended June 30, 2006, and the Company’s financial position at that date. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Certain Factors and Trends Affecting AMO and Its Businesses.” The following discussion should be read in conjunction with the 2005 Form 10-K and the unaudited consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

OVERVIEW

We are a global leader in the development, manufacture and marketing of medical devices for the eye. Effective January 1, 2006, our reportable segments are represented by our three business units:  Cataract/Implant, Laser Vision Correction and Eye Care. Previously, our reportable segments were based on geographic regions which comprised the Americas, which included North and South America, Europe/Africa/Middle East, Japan and Asia Pacific, which excluded Japan and included New Zealand and Australia. Sales and operating results for the prior period have been conformed to reflect the current period presentation of reportable segments. Our Cataract/Implant business focuses on the four key products required for cataract surgery — foldable intraocular lenses, or IOLs, implantation systems, phacoemulsification systems and viscoelastics. Our Laser Vision Correction business markets laser systems, diagnostic devices, treatment cards and microkeratomes for use in laser eye surgery. Our Eye Care business provides a full range of contact lens care products for use with most types of contact lenses. These products include single-bottle, multi-purpose cleaning and disinfecting solutions, hydrogen peroxide-based disinfecting solutions, daily cleaners, enzymatic cleaners, contact lens rewetting drops, and in Europe and Asia, contact lenses. Our products are sold in approximately 60 countries and we have direct operations in over 20 countries.

Product Rationalization and Repositioning Plan

On October 31, 2005, our Board of Directors approved a product rationalization and repositioning plan covering the discontinuation of non-strategic cataract surgical and eye care products and the elimination or redeployment of resources that support these product lines. The plan also includes organizational changes and potential reductions in force in manufacturing, sales and marketing associated with these product lines, as well as organizational changes in research and development and other corporate functions designed to align the organization with our strategy and strategic business unit organization. A substantial portion of expected operating cost benefits will result from reductions in force and associated annualized employee compensation of approximately $17.9 million.

The plan further calls for increasing our investment in key growth opportunities, specifically our refractive implant product line and international laser vision correction business, and accelerating the implementation of productivity initiatives.

In the three months ended June 30, 2006, we incurred $25.1 million of pre-tax charges, which included $7.4 million for inventory, manufacturing related and other charges included in cost of sales and $17.7 million included in operating expenses. Charges included in operating expenses comprised severance, relocation and other one-time termination benefits of $11.9 million, productivity and brand repositioning costs of $4.9 million, asset write-downs of $0.7 million and contractual obligations of $0.2 million. In the six months ended June 30, 2006, we incurred $54.6 million of pre-tax charges, which included $7.6 million for inventory and manufacturing related charges included in cost of sales and $47.0 million included in operating expenses. Charges included in operating expenses comprised productivity and brand repositioning costs of $31.1 million, severance, relocation and other one-time termination benefits of $13.5 million, asset write-downs of $2.1 million and contractual obligations of $0.3 million.

Following an analysis of our IOL manufacturing capabilities in the second quarter of 2006, we have decided to consolidate certain operations. In addition, we expanded the scope of our eye care rationalization initiatives in order to maximize manufacturing capacity and seize growth opportunities. Together, these separate actions are expected to result in additional charges of approximately $20 million to $25 million in 2006.  When combined with the initial estimated charges of $70 million to $80 million, the estimated total charges for the expanded product rationalization and repositioning plan will be approximately $105 million.  Through June 30, 2006, we incurred cumulative charges of $99.8 million.  We expect to incur additional charges of approximately $5 million in the remainder of 2006.

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

The annual impairment review of goodwill was performed in the second quarter of 2006, and no impairment was indicated based on tests conducted during the review. The next annual impairment review of goodwill will be performed in the second quarter of 2007. Effective January 1, 2006, our operating segments consist of three businesses:  Cataract/Implant, Laser Vision Correction and Eye Care. Accordingly, the annual impairment review of goodwill in the second quarter of 2006 was based on reporting units that are aligned with the current operating segments.

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

Stock-Based Compensation

Effective January 1, 2006, we began accounting for stock options and employee stock purchase plan (ESPP) shares under the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The fair value of stock options and ESPP purchase rights are estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method. We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the consolidated statement of operations. Prior to the implementation of SFAS 123R, we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and made pro forma disclosures as required by SFAS No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, “Accounting For Stock-Based Compensation.” Pro forma net loss and pro forma net loss per share disclosed in the footnotes to the consolidated financial statements were estimated using a Black-Scholes option valuation model. The fair value of restricted stock and restricted stock units was calculated based upon the fair market value of our common stock at the date of grant.

We also have an annual performance stock incentive program which provides the opportunity for certain executives to earn long-term incentive compensation awards based upon specified market performance measures. Awards are to be settled in a number of restricted stock shares or units equal to the value of the award amount divided by the fair market value of our common stock on the date the performance criteria is deemed to have been met. The fair value of the awards on the grant date is estimated using a lattice-based valuation model. The associated expense is recognized on a straight-line basis over the period which starts from the date the annual program is approved by the Board of Directors through the end of the expected vesting period of the restricted stock awards.

RESULTS OF OPERATIONS

The following table presents net sales and operating income by operating segment for the three and six months ended June 30, 2006 and June 24, 2005, respectively:

	Net Sales		Operating Income
	Three Months Ended		Three Months Ended
(In thousands)	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005

Cataract/Implant	$134,421	$127,726	$70,440	$55,896
Laser Vision Correction	53,401	16,293	32,895	3,925
Eye Care	69,219	83,073	28,452	29,169
Total operating segments	$257,041	$227,092	$131,787	$88,990

	Net Sales		Operating Income
	Six Months Ended		Six Months Ended
(In thousands)	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005

Cataract/Implant	$254,865	$244,456	$129,022	$107,869
Laser Vision Correction	114,356	18,235	73,683	3,660
Eye Care	126,048	156,919	50,211	56,684
Total operating segments	$495,269	$419,610	$252,916	$168,213

Net sales. Total net sales increased 13.2% and 18.0% in the three and six months ended June 30, 2006, compared to the same periods last year. The increases in net sales were primarily the result of sales of acquired VISX products and strong demand for our core brands, partially offset by negative foreign currency impact of 0.4% and 2.5% in the three and six months ended June 30, 2006, respectively. Our sales and earnings may be negatively impacted during times of a strengthening U.S. dollar. Total net sales in the U.S. and Japan represented 42.6% and 11.8%, respectively, of total net sales in the three months ended June 30, 2006. Total net sales in the U.S. and Japan represented 42.8% and 12.6%, respectively, of total net sales in the six months ended June 30, 2006. No other country, or any single customer, generated over 10% of total net sales in the periods presented.

Net sales from our Cataract/Implant business increased by 5.2% and 4.3% in the three and six months ended June 30, 2006, compared with the same periods last year. The increases in net sales were primarily the result of sales of our branded promoted products, including Tecnis and ReZoom intraocular lenses and phacoemulsification systems, partially offset by a decrease in sales of non-promoted older-technology intraocular lenses and viscoelastics and reimbursement pressures in certain European markets and in Japan for viscoelastic products. Net sales growth in the Americas of 23.2% and 22.6% in the three and six months ended June 30, 2006, respectively, were due to strong demand for our core products, partially offset by decreases in sales of non-promoted older-technology intraocular lenses and viscoelastics.  Sales in Europe/Africa/Middle East were flat in the three months ended June 30, 2006 and declined by 3.6% in the six months ended June 30, 2006.  Sales in Japan declined by 11.8% and 11.7% in the three and six months ended June 30, 2006.  The sales declines in Europe/Africa/Middle East and Japan were due to decreasing sales of older generation intraocular lenses, rationalized viscoelastics and reimbursement pressures, as well as the negative impact of foreign currency fluctuations. The differences in net sales in our Cataract/Implant business reflect unfavorable foreign currency impacts of 0.5% and 2.7% in the three and six months ended June 30, 2006, largely from fluctuations of the euro and Japanese yen versus the U.S. dollar.

Net sales from our Laser Vision Correction (LVC) business increased by $37.1 million and $96.1 million in the three and six months ended June 30, 2006, respectively, compared with the same periods last year.  These increases were primarily the result of sales of acquired VISX products. Net sales of acquired VISX products were $50.8 million and $108.5 million in the three and six months ended June 30, 2006, respectively, compared with $13.4 million in the three and six months ended June 24, 2005. See Note 2 to the unaudited consolidated financial statements for the proforma impact of VISX net sales for the same period last year. Net sales in the Americas increased by $29.4 million and $79.8 million in the three and six months ended June 30, 2006, respectively, compared with the same periods last year, due to acquired VISX products and strong demand for our custom LASIK procedures and system sales. As a result of our international expansion strategy for the LVC business, we saw net sales in Europe/Africa/Middle East of $3.9 million and $8.0 million in the three and six months ended June 30, 2006, respectively and Asia Pacific sales of $5.4 million and $9.4 million in the three and six months ended June 30, 2006, compared to significantly lower amounts in the same periods last year. The difference in net sales in our LVC business also includes an unfavorable foreign currency impact of $0.2 million, or 1.3% in the six months ended June 30, 2006, largely from fluctuations of the euro and Japanese yen versus the U.S. dollar.  The foreign currency impact in the three months ended June 30, 2006 was negligible.

Net sales from our Eye Care business decreased by 16.7% and 19.7% in the three and six months ended June 30, 2006, respectively, compared with the same periods last year. The decreases in sales of eye care products were primarily due to lower sales of hydrogen peroxide-based products caused by continued shrinkage of this market as contact lens wearers gravitate increasingly to more convenient multipurpose solutions, decreased sales of multipurpose products primarily due to rapid growth of daily disposable lenses, particularly in the Japan market, and a provision of $3.9 million in the current quarter for expected sales returns for discontinued products. These factors contributed significantly to net sales declines of 62.3% in Japan, 20.3% in Europe/Africa/Middle East and 12.5% in Asia Pacific during the three months ended June 30, 2006 and 49.0% in Japan, 26.5% in Europe/Africa/Middle East and 19.1% in Asia Pacific during the six months ended June 30, 2006, compared with the same periods last year. These declines were partially offset by increases in the Americas of 72.2% and 39.8% in the three and six months ended June 30, 2006, respectively, due to increasing demand for our multipurpose products, largely attributable to our strategy to increase our sampling programs, selling efforts to practitioners and their staffs and the withdrawal of a competitor’s product in the second quarter of 2006. The difference in net sales in our Eye Care business also include unfavorable foreign currency impacts of 0.5% and 2.3% in the three and six months ended June 30, 2006, respectively, largely resulting from fluctuations of the euro and Japanese yen versus the U.S. dollar.

As part of our product rationalization and repositioning plan to maximize our competitive advantage as the global refractive leader and improve the global penetration of our core cataract, refractive and eye care brands, we have discontinued a variety of non-strategic cataract surgical and eye care products that lack critical revenue mass, have experienced steadily declining sales trends and/or have generated relatively unattractive margins. The decreases in total net sales resulting from the product rationalization were approximately $13 million and $21 million in the three and six months ended June 30, 2006.  We expect the growth of our promoted products to offset the decline in net sales related to these discontinued products.

Gross margin and gross profit. Our gross margin percentage was 64.1% and 63.8% in the three and six months ended June 30, 2006, respectively, compared with 61.5% and 62.4% in the same periods last year due to sales growth in the higher margin Tecnis and ReZoom intraocular lenses and VISX products, along with manufacturing productivity improvements. These improvements were offset by lower eye care sales, as described above, and approximately $7.4 million, or 2.9 percentage points, for inventory, manufacturing related and other charges incurred in connection with our business repositioning plan in the three months ended June 30, 2006.  Total charges included in gross profit that were incurred in connection with the business repositioning plan were $10.5 million in the six months ended June 30, 2006.  Gross profit for the three and six months ended June 24, 2005 was negatively impacted by approximately $1.9 million, or 0.8 percentage points and 0.5 percentage points, respectively, related to acquisition and integration-related charges.

As described earlier, we expect to incur additional charges of approximately $5 million under our product rationalization and repositioning strategy and supplemental consolidation of certain operations due to IOL manufacturing capabilities and eye care product rationalizations which could have a significant negative impact on our gross margin through the remainder of 2006.

Selling, general and administrative.  Selling, general and administrative expenses decreased as a percent of net sales by 2.0 percentage points to 41.0% and by 2.7 percentage points to 40.5% in the three and six months ended June 30, 2006, respectively, compared with 43.0% and 43.2% in the three and six months ended June 24, 2005, respectively. These decreases were largely driven by increased leverage from overall revenue growth as described previously and efficiency gains from our business repositioning strategy. Selling, general and administrative expenses for the three and six months ended June 30, 2006 include approximately $7.0 million and $14.1 million, respectively, in amortization expenses related to the acquired VISX intangible assets. In addition, selling, general and administrative expenses for the three months ended June 30, 2006 include $7.0 million in charges primarily for a contractual obligation associated with the VISX integration and $4.0 million in stock-based compensation expense under SFAS 123R. Selling, general and administrative expenses for the six months ended June 30, 2006 also includes a $2.3 million charge primarily associated with assets acquired in the termination of a distributor agreement in India.  Stock-based compensation expense under SFAS 123R included in selling, general and administrative expenses was $8.0 million for the six months ended June 30, 2006.  Selling, general and administrative expenses for the three and six months ended June 24, 2005 include approximately $2.8 million in acquisition and integration-related charges.

Research and development. Research and development expenditures increased as a percent of net sales by 0.3 percentage points to 6.4%, and by 0.5 percentage points to 6.8% in the three and six months ended June 30, 2006, respectively, compared with the same periods last year. The increases in research and development expenditures as a percentage of net sales were primarily the result of an increase in spending for research efforts in the Cataract/Implant and LVC businesses. We expect our research and development costs as a percentage of sales to be approximately 6.5% of net sales for 2006 as we continue to consolidate research and development costs from the VISX acquisition. Our research and development strategy is to develop proprietary products for vision correction that are safe and effective and address unmet needs. We are currently focusing on new advancements that build on our Tecnis, Healon and Sovereign technologies, corneal and lens-based solutions to presbyopia and dry eye products. Our research and development teams are actively pursuing new CustomVue indications in order to strengthen our LVC market position, particularly in the area of treatment for presbyopia.

In-process research and development.  In the three and six months ended June 24, 2005, we recorded a $451.5 million in-process research and development (IPR&D) charge primarily comprised of a $449.2 million charge resulting from the VISX acquisition.  This charge represented the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use.

Business repositioning costs. In the three months ended June 30, 2006, we incurred $25.1 million of pre-tax charges, which included $7.4 million for inventory, manufacturing related and other charges included in cost of sales and $17.7 million included in operating expenses. Charges included in operating expenses comprised severance, relocation and other one-time termination benefits of $11.9 million, productivity and brand repositioning costs of $4.9 million, asset write-downs of $0.7 million and contractual obligations of $0.2 million. In the six months ended June 30, 2006, we incurred $57.5 million of pre-tax charges, which included $10.5 million for inventory, manufacturing related and other charges included in cost of sales and $47.0 million included in operating expenses. Charges included in operating expenses comprised productivity and brand repositioning costs of $31.1 million, severance, relocation and other one-time termination benefits of $13.5 million, asset write-downs of $2.1 million and contractual obligations of $0.3 million.

Following an analysis of our IOL manufacturing capabilities in the second quarter of 2006, we have decided to consolidate certain operations. In addition, we expanded the scope of our eye care rationalization initiatives in order to maximize manufacturing capacity and seize growth opportunities. Together, these separate actions are expected to result in additional charges of approximately $20 million to $25 million in 2006.  When combined with the initial estimated charges of $70 million to $80 million, the estimated total charges for the expanded product rationalization and repositioning plan will be approximately $105 million.  Through June 30, 2006, we incurred cumulative charges of $99.8 million.  We expect to incur additional charges of approximately $5 million in the remainder of 2006.

Operating Income. Operating income as a percentage of net sales, or operating margin, was 9.7% and 7.0% in the three and six months ended June 30, 2006, respectively. Operating income of $25.0 million in the three months ended June 30, 2006 includes $25.1 million of business repositioning charges, $7.0 million primarily for a contractual obligation described above and $5.2 million in stock-based compensation expense under SFAS 123R. These charges reduced operating margin by 14.5% in the three months ended June 30, 2006.  Operating income of $34.7 million in the six months ended June 30, 2006 includes $57.5 million of business repositioning charges, $7.0 million primarily for a contractual obligation described above, $2.3 million of asset write-offs described above and $10.3 million in stock-based compensation expense under SFAS 123R. These charges reduced operating margin by 15.6% in the six months ended June 30, 2006.  Operating losses of $423.4 million and $397.5 million in the three and six months ended June 24, 2005 were primarily due to the IPR&D charge of $451.5 million from the VISX acquisition described above.

Operating income from our Cataract/Implant business increased by $14.5 million and $21.2 million in the three and six months ended June 30, 2006, respectively, due to the increase in net sales and favorable mix of higher margin products discussed above, along with the favorable impact of cost containment measures taken in connection with our business repositioning plan. Operating income from our LVC business increased by $29.0 million and $70.0 million in the three and six months ended June 30, 2006, respectively, due to sales of products acquired from VISX in May 2005. Operating income from our Eye Care business decreased by $0.7 million and $6.5 million in the three and six months ended June 30, 2006, respectively, primarily due to the unfavorable impact from continued softness in the market for hydrogen peroxide based products, partially offset by strong sales of multi-purpose products in the Americas.

Non-operating expense. Interest expense was $8.0 million and $12.5 million in the three and six months ended June 30, 2006, respectively, compared with $8.9 million and $14.7 million in the three and six months ended June 24, 2005, respectively. Interest expense in the three and six months ended June 30, 2006 includes a pro-rata write-off of debt issuance costs of $2.4 million.  Interest expense in the three and six months ended June 24, 2005 includes a pro-rata write-off of debt issuance costs of $1.9 million.  We anticipate interest expense to increase in 2006 relative to 2005 due to the issuance of $500 million of 3.25% convertible senior subordinated notes in June 2006.

During the three and six months ended June 30, 2006, we recorded a loss of $15.8 million associated with the repurchase of $128.9 million aggregate principal amount of convertible notes.

We recorded an unrealized loss on derivative instruments of $2.4 million and $2.9 million in the three and six months ended June 30, 2006, respectively, compared to an unrealized gain of $0.5 million and $1.0 million in the three and six months ended June 24, 2005, respectively. We record as “unrealized (gain) loss on derivative instruments” the mark to market adjustments on the outstanding foreign currency options and forward contracts which we enter into as part of our overall risk management strategy to reduce the volatility of expected earnings in currencies other than the U.S. dollar.  The losses in the first six months of 2006 were largely attributable to euro and Japanese yen instruments.

Income taxes. We recorded a provision for income taxes of $0.8 million and $2.0 million in the three and six months ended June 30, 2006, respectively.  The effective tax rates for these periods were significantly impacted by the early retirement of convertible senior subordinated notes which resulted in a pre-tax charge of $15.8 million and the recognition of a partial deferred tax benefit of $3.6 million.  In addition, the effective tax rates reflect a benefit from stock-based compensation expense currently being recognized under SFAS 123R at an effective rate of approximately 33%, and a provision on all other pre-tax income at an effective rate of 32%.  We recorded a provision for income taxes of $7.2 million and $14.3 million in the three and six months ended June 24, 2005, respectively.  The effective tax rates for these periods were significantly impacted by the IPR&D charge of $451.5 million and a non-cash charge of $0.5 million related to the exchange of convertible notes, for which no tax benefit was provided.  We provided a tax provision at 34% on the remaining income.

The lower rate in 2006 reflects continuing implementation of our long-term tax strategies. Our future effective income tax rate may vary depending on our mix of domestic and international taxable income or loss and the various tax and treasury methodologies that we implement, including our policy regarding repatriation of future accumulated foreign earnings.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms. As of June 30, 2006, we had cash and equivalents of $40.8 million.

Historically, we have generated cash from operations in excess of working capital requirements, and we expect to do so in the future. Net cash provided by operating activities was $45.3 million in the six months ended June 30, 2006 compared to cash used in operating activities of $9.4 million in the six months ended June 24, 2005. Operating cash flow improved in the six months ended June 30, 2006 compared to the six months ended June 24, 2005 primarily due to timing of accounts receivable collections, last year’s inventory buildup of “bridging” stock as we prepared for the transition of eye care manufacturing from Allergan and payments of merger related transaction costs incurred by VISX in 2005, partially offset by  the payment of annual incentive compensation, severance payments related to the product rationalization and business repositioning plan and interest payments on the 2½% convertible senior subordinated notes and the 1.375% convertible senior subordinated notes.

Net cash used in investing activities was $21.8 million and $56.8 million in the six months ended June 30, 2006 and June 24, 2005, respectively. Expenditures for property, plant and equipment totaled $15.1 million and $7.6 million in the six months ended June 30, 2006 and June 24, 2005, respectively. Expenditures in the six months ended June 30, 2006 primarily comprised expenditures to upgrade our viscoelastics manufacturing facility in Uppsala, Sweden. Expenditures in the six months ended June 24, 2005 primarily comprised expansion and remodeling of our leased headquarters, expenditures at our manufacturing facilities and computer replacements. We expect to incur greater capital expenditures with respect to the Uppsala, Sweden manufacturing facility during 2006 in order to separate the facility from existing Pfizer operations. Expenditures for demonstration (demo) and bundled equipment, primarily phacoemulsification and microkeratome surgical equipment, were $5.4 million in each of the six months ended June 30, 2006 and June 24, 2005. We maintain demo and bundled equipment to facilitate future sales of similar equipment and related products to our customers. Expenditures for capitalized internal-use software were $1.2 million and $7.1 million in the six months ended June 30, 2006 and June 24, 2005, respectively, which primarily comprised a company-wide system upgrade as part of the overall expansion of our business. We capitalize internal-use software cost after technical feasibility has been established. In 2006, we expect to invest approximately $55.0 million to $60.0 million in property, plant and equipment, demo and bundled equipment, and capitalized software as part of the overall expansion of our business. In the six months ended June 24, 2005 we paid $36.9 million related to acquisitions, net of $156.8 million cash received in connection with the VISX acquisition.

Net cash used in financing activities was $25.0 million in the six months ended June 30, 2006. We received proceeds of $500 million from the issuance of 3.25% convertible notes that were used to repurchase and retire 10.1 million shares of AMO common stock. We also used $144.7 million to repay convertible notes, partially offset by short-term borrowings of $95.0 million. Net cash provided by financing activities was $68.5 million in the six months ended June 24, 2005, which primarily comprised $105.0 million borrowings under the senior revolving credit facility, offset by $44.5 million used to repay convertible notes.

At June 30, 2006, we had $155.0 million of borrowings outstanding under the senior revolving credit facility. Approximately $8.6 million of the senior revolving credit facility was reserved to support letters of credit issued on our behalf for normal operating purposes and we had approximately $146.4 million undrawn and available revolving loan commitments. Our senior credit facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios. Certain covenants under the senior credit facility may limit the incurrence of additional indebtedness. The senior credit facility prohibits dividend payments. We were in compliance with these covenants at June 30, 2006. Our senior credit facility is collateralized by a first priority perfected lien on, and pledge of, all of the combined company’s present and future property and assets (subject to certain exclusions), 100% of the stock of the domestic subsidiaries, 66% of the stock of foreign subsidiaries and all present and future intercompany debts.

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

Foreign currency fluctuations. Approximately 57% of our revenues for the six months ended June 30, 2006 were derived from operations outside the United States and a significant portion of our cost structure is denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

The impact of foreign currency fluctuations on sales resulted in decreases of $10.4 million and $10.5 million for the six months ended June 30, 2006 and June 24, 2005, respectively. The fluctuations were due primarily to the fluctuations of the Japanese yen and the euro versus the U.S. dollar.

Off-balance sheet arrangements. We had no off-balance sheet arrangements at June 30, 2006 as defined in Regulation S-K Item 303(a)(4).

Recent Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. If there are changes as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, on its consolidated financial statements of adopting FIN 48.

Certain Factors and Trends Affecting AMO and Its Businesses

Our disclosure and analysis in this report contain forward-looking information about our company’s financial results and estimates, business prospects and future products that involve substantial risks and uncertainties. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, reimbursement rates, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, financial results, and the expected results and benefits of our product rationalization and reorganization. Among the factors that could cause actual results to differ materially are the following:

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

•              Our ability to maintain our relationships with health care providers and payors;

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

•              Risks associated with our ability to realize the benefits and synergies of our acquisitions;

•              Changes in market acceptance of laser vision correction;

•              The possibility of long-term side effects and adverse publicity regarding laser correction surgery;

•              The effect of weak or uncertain general economic conditions on the ability of individuals to afford laser vision correction or presbyopia-correcting intraocular lenses; and

•              Risks associated with our ability to successfully complete the product rationalization and reorganization in a timely and effective manner.

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

Interest rate risk. At June 30, 2006, our debt comprises solely domestic borrowings and comprises $871.1 million of fixed rate debt and $155.0 million of variable rate debt.

The tables below present information about our debt obligations as of June 30, 2006 and December 31, 2005:

June 30, 2006

	Maturing in							Fair Market
	2006	2007	2008	2009	2010	Thereafter	Total	Value
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$251,105	$251,105	$270,264
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$120,000	$120,000	$137,100
Weighted Average Interest Rate	—	—	—	—	—	1.375%	1.375%
Fixed Rate	$—	$—	$—	$—	$—	$500,000	$500,000	$505,650
Weighted Average Interest Rate	—	—	—	—	—	3.25%	3.25%
Variable Rate	$35,000	$—	$—	$—	$—	$—	$35,000	$35,000
Weighted Average Interest Rate	9.25%	—	—	—	—	—	9.25%
Variable Rate	$20,000	$—	$—	$—	$—	$—	$20,000	$20,000
Weighted Average Interest Rate	7.26%	—	—	—	—	—	7.26%
Variable Rate	$50,000	$—	$—	$—	$—	$—	$50,000	$50,000
Weighted Average Interest Rate	7.40%	—	—	—	—	—	7.40%
Variable Rate	$50,000	$—	$—	$—	$—	$—	$50,000	$50,000
Weighted Average Interest Rate	7.52%	—	—	—	—	—	7.52%
Total Debt Obligations	$155,000	$—	$—	$—	$—	$871,105	$1,026,105	$1,068,014
Weighted Average Interest Rate	7.84%	—	—	—	—	2.78%	3.54%

December 31, 2005

	Maturing in							Fair Market
	2006	2007	2008	2009	2010	Thereafter	Total	Value
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$350,000	$350,000	$376,705
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$150,000	$150,000	$150,948
Weighted Average Interest Rate	—	—	—	—	—	1.375%	1.375%
Variable Rate	$10,000	$—	$—	$—	$—	$—	$10,000	$10,000
Weighted Average Interest Rate	4.61%	—	—	—	—	—	4.61%
Variable Rate	$50,000	$—	$—	$—	$—	$—	$50,000	$50,000
Weighted Average Interest Rate	6.22%	—	—	—	—	—	6.22%
Total Debt Obligations	$60,000	$—	$—	$—	$—	$500,000	$560,000	$587,653
Weighted Average Interest Rate	5.95%	—	—	—	—	2.16%	2.57%

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

The following tables provide information about our foreign currency derivative financial instruments outstanding as of June 30, 2006 and December 31, 2005, respectively. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	June 30, 2006		December 31, 2005
	Notional Amount	Average Contract or Strike Rate	Notional Amount	Average Contract or Strike Rate
	(in $millions)		(in $millions)
Foreign currency forward contracts:
Pay US$/Receive Foreign Currency:
Swedish Krona	$24.4	7.18	$31.5	7.94
U.K. Pound	—	—	5.2	1.72
Swiss Franc	1.6	1.22	1.5	1.31
Euro	—	—	5.9	1.19
Receive US$/Pay Foreign Currency:
Japanese Yen	6.6	114.45	3.0	117.45
Canadian Dollar	9.0	1.12	3.4	1.17
U.K. Pound	0.9	1.85	—	—
Australia Dollar	—	—	2.9	0.73

Total Notional	$42.5		$53.4

Estimated Fair Value	$(0.1)		$—

Foreign currency purchased put options:
Japanese Yen	$109.5	118.68	$66.2	117.83
Euro	37.6	1.19	40.2	1.18

Foreign currency sold call options:
Japanese Yen	123.6	105.20	60.0	106.60
Euro	40.7	1.29	43.0	1.26

Total Notional	$311.4		$209.4

Estimated Fair Value	$(2.2)		$1.1

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of June 30, 2006 and December 31, 2005, respectively. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective. In addition, our management evaluated our internal control over financial reporting and there have been no changes during the most recent fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 7, 2006, we entered into a settlement agreement, with an effective date of June 30, 2006, with Alcon, Inc., Alcon Laboratories, Inc., and Alcon Manufacturing Ltd. (collectively, “Alcon”) regarding all pending patent litigation between AMO and Alcon. The settlement required Alcon to pay AMO a lump-sum payment of $121 million which we received in July 2006. The parties agreed to dismiss all pending patent litigation in Delaware and Texas, agreed not to sue each other regarding the patents at issue in those cases, and cross-licensed patents covering existing features of commercially available phacoemulsification products. As part of the settlement, the parties agreed to a dispute resolution process for future claims before litigation is commenced.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)     Purchases of Equity Securities by the Issuer

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares or Units Purchased	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares or Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares or Units that May Yet Be Purchased Under the Plans or Programs

April 1, 2006 — April 30, 2006	None	None	None	None

May 1, 2006 — May 31, 2006	None	None	None	None

June 1, 2006 — June 30, 2006	$30.0 million in aggregate principal amount of 1.375% convertible notes(1)	$1,103 per $1,000 in principal amount of notes	n/a	n/a

	$98.9 million in aggregate principal amount of 2.5% convertible notes(2)	$1,124 per $1,000 in principal amount of notes	n/a	n/a

	10,097,338 shares of common stock(3)	(4)	n/a	n/a

(1)             In June 2006, we repurchased $30.0 million in aggregate principal amount of our 1.375% Convertible Senior Subordinated Notes due 2025 (the “1.375% convertible notes”) in privately negotiated transactions.

(2)             In June 2006, we repurchased $98.9 million in aggregate principal amount of our 2.5% Convertible Senior Subordinated Notes due 2024 (the “2.5% convertible notes”) in privately negotiated transactions.

(3)             We and Goldman Sachs & Co. (“Goldman Sachs”) have entered into a Master Confirmation and a Supplemental Confirmation, each dated June 7, 2006 (together, the “ASR”), which evidence an accelerated share repurchase arrangement under which we have agreed to purchase shares of our common stock from Goldman Sachs for an aggregate purchase price of $500 million. Pursuant to the ASR, Goldman Sachs will deliver to us, in the aggregate, a minimum of approximately 10.1 million shares and a maximum of approximately 11.3 million shares, depending on the volume weighted average price per share during a calculation period beginning June 14, 2006 and ending not later than March 7, 2007. Under the ASR, Goldman Sachs delivered 10,097,338 shares in June 2006, and will deliver any additional shares at the end of the calculation period.

(4)             The aggregate purchase price under the ASR is $500 million. Assuming no additional shares are delivered under the ASR, the price per share is $49.52 per share. Any delivery of additional shares under the ASR would effectively reduce the price per share.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the registrant was held on May 25, 2006 at which three directors were re-elected to serve on the Board of Directors for a three-year term until the annual meeting of stockholders to be held in 2009. One other matter was voted on, namely, ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2006. This was approved by the stockholders.

A summary of the voting at the annual meeting of stockholders follows:

Directors	For	Withheld	Broker Non-Votes
William J. Link, Ph.D.	60,814,371	213,294	—
Michael A. Mussallem	59,222,669	1,804,996	—
Deborah J. Neff	60,814,148	213,517	—

Other Matters	For	Against	Abstain	Broker Non-Votes
Ratification of appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for fiscal year 2006	60,403,282	612,100	12,283	—

Item 6. Exhibits

10.1	Confidential Settlement Agreement, dated as of June 30, 2006, between Advanced Medical Optics, Inc. and Alcon, Inc., Alcon Laboratories, Inc. and Alcon Manufacturing, Ltd.

10.2

Third Amendment to Second Amended and Restated Credit Agreement, dated as of June 5, 2006, among Advanced Medical Optics, Inc., certain of its subsidiaries as the Guarantors, the Lenders (as defined in the Second Amended and Restated Credit Agreement dated as of June 25, 2004 and filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on August 3, 2004), and Bank of America, N.A., as Administrative Agent on behalf of itself and the Lenders.

*10.3	Master Confirmation between Advanced Medical Optics, Inc. and Goldman, Sachs & Co. dated as of June 7, 2006.

*10.4	Supplemental Confirmation between Advanced Medical Optics, Inc. and Goldman, Sachs & Co. dated as of June 7, 2006.

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard A. Meier pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James V. Mazzo and Richard A. Meier pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Portions of the exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006

ADVANCED MEDICAL OPTICS, INC.

/s/ RICHARD A. MEIER
Richard A. Meier
Executive Vice President, Operations, President, Eye Care Business, and Chief Financial Officer (Principal Financial Officer)

/s/ ROBERT F. GALLAGHER
Robert F. Gallagher
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	Confidential Settlement Agreement, dated as of June 30, 2006, between Advanced Medical Optics, Inc. and Alcon, Inc., Alcon Laboratories, Inc. and Alcon Manufacturing, Ltd.

10.2

Third Amendment to Second Amended and Restated Credit Agreement, dated as of June 5, 2006, among Advanced Medical Optics, Inc., certain of its subsidiaries as the Guarantors, the Lenders (as defined in the Second Amended and Restated Credit Agreement dated as of June 25, 2004 and filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on August 3, 2004), and Bank of America, N.A., as Administrative Agent on behalf of itself and the Lenders.

*10.3	Master Confirmation between Advanced Medical Optics, Inc. and Goldman, Sachs & Co. dated as of June 7, 2006.

*10.4	Supplemental Confirmation between Advanced Medical Optics, Inc. and Goldman, Sachs & Co. dated as of June 7, 2006.

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard A. Meier pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James V. Mazzo and Richard A. Meier pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Portions of the exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.