Form 10-Q
period 2006-09-29
ADVANCED MEDICAL OPTICS INC
filed 2006-11-08
CIK 1168335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 29, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No  ☒

As of October 31, 2006, there were 59,221,078 shares of common stock outstanding.

ADVANCED MEDICAL OPTICS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 29, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Advanced Medical Optics, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Net sales	$258,602	$248,233	$753,871	$667,843
Cost of sales (Note 3)	95,474	87,452	274,682	245,369
Gross profit	163,128	160,781	479,189	422,474
Selling, general and administrative	96,297	117,814	291,125	299,223
Research and development	16,105	18,520	49,643	44,820
Business repositioning (credits) costs, net (Note 3)	(547)	—	46,427	—
In-process research and development	—	39,300	—	490,750
Net gain on legal contingencies	(102,896)	—	(96,896)	—
Operating income (loss)	154,169	(14,853)	188,890	(412,319)

Non-operating expense (income):
Interest expense	9,783	8,831	22,318	23,569
Unrealized (gain) loss on derivative instruments	(2,252)	(179)	650	(1,169)
Loss due to early retirement of convertible senior subordinated notes	2,985	—	18,783	545
Other, net	1,521	1,940	3,069	198
	12,037	10,592	44,820	23,143
Earnings (loss) before income taxes	142,132	(25,445)	144,070	(435,462)
Provision for income taxes	54,978	5,770	56,990	20,043
Net earnings (loss)	$87,154	$(31,215)	$87,080	$(455,505)

Net earnings (loss) per share :
Basic	$1.47	$(0.47)	$1.34	$(9.01)
Diluted	$1.42	$(0.47)	$1.30	$(9.01)

Weighted average number of shares outstanding:
Basic	59,166	66,326	64,841	50,552
Diluted	61,531	66,326	67,228	50,552

See accompanying notes to unaudited consolidated financial statements.

Advanced Medical Optics, Inc.
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	September 29, 2006	December 31, 2005
ASSETS
Current assets
Cash and equivalents	$38,777	$40,826
Trade receivables, net	233,574	238,761
Inventories	126,619	104,820
Deferred income taxes	52,844	66,476
Other current assets	31,949	28,122
Total current assets	483,763	479,005
Property, plant and equipment, net	124,720	115,725
Deferred income taxes	11,593	12,626
Other assets	61,909	52,473
Intangibles assets, net	474,586	495,609
Goodwill	836,030	825,284
Total assets	$1,992,601	$1,980,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$31,700	$60,000
Accounts payable	56,792	64,045
Accrued compensation	32,592	43,406
Other accrued expenses	100,219	90,666
Income taxes	23,782	1,434
Deferred income taxes	770	565
Total current liabilities	245,855	260,116
Long-term debt	851,105	500,000
Deferred income taxes	176,239	182,179
Other liabilities	30,727	28,365
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 240,000,000 shares authorized; 59,537,431 and 67,832,010 shares issued	595	678
Additional paid-in capital	1,405,344	1,586,864
Accumulated deficit	(732,476)	(557,586)
Accumulated other comprehensive income (loss)	15,236	(19,870)
Less treasury stock, at cost (1,397 shares)	(24)	(24)
Total stockholders’ equity	688,675	1,010,062
Total liabilities and stockholders’ equity	$1,992,601	$1,980,722

See accompanying notes to unaudited consolidated financial statements.

Advanced Medical Optics, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 29, 2006	September 30, 2005
Cash flows from operating activities:
Net earnings (loss)	$87,080	$(455,505)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	6,104	8,344
Amortization and write-off of realized gain on interest rate swaps	—	(773)
Depreciation and amortization	52,609	35,469
In-process research and development	—	490,750
Loss due to early retirement of convertible senior subordinated notes	18,783	545
Loss on investments and assets	1,409	329
Tax benefit from issuance of stock under stock plans	—	11,104
Excess tax benefits from stock-based compensation	(5,729)	—
Unrealized loss (gain) on derivatives	650	(1,169)
Expense of compensation plan	14,782	708
Changes in assets and liabilities:
Trade receivables, net	9,749	(4,737)
Inventories	(20,386)	(27,599)
Other current assets	(7,632)	(6,995)
Accounts payable	(7,861)	(33,423)
Accrued expenses and other liabilities	(4,806)	(27,507)
Income taxes	49,675	(1,869)
Other non-current assets and liabilities	(6,183)	4,669
Net cash (used in) provided by operating activities	188,244	(7,659)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(36,867)
Additions to property, plant and equipment	(20,204)	(13,197)
Proceeds from sale of property, plant and equipment	2,780	23
Additions to capitalized internal-use software	(2,146)	(7,617)
Additions to demonstration and bundled equipment	(7,714)	(8,344)
Net cash used in investing activities	(27,284)	(66,002)
Cash flows from financing activities:
Short-term borrowings	(28,300)	96,500
Repayment of long-term debt	(167,678)	(193,993)
Financing related costs	(10,401)	(8,108)
Proceeds from issuance of long-term debt	500,000	150,000
Proceeds from issuance of common stock	34,642	30,627
Net proceeds from settlement of interest rate swaps	—	773
Repurchase and retirement of common stock	(500,000)	—
Excess tax benefits from stock-based compensation	5,729	—
Net cash (used in) provided by financing activities	(166,008)	75,799
Effect of exchange rates on cash and equivalents	2,999	(2,651)
Net decrease in cash and equivalents	(2,049)	(513)
Cash and equivalents at beginning of period	40,826	49,455
Cash and equivalents at end of period	$38,777	$48,942
Supplemental non-cash investing and financing activities:
Exchange of convertible notes into common stock	$—	$3,000
Acquisition of VISX, Incorporated	$—	$1,203,185

See accompanying notes to unaudited consolidated financial statements.

Advanced Medical Optics, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting only of normal, recurring adjustments) for a fair statement of the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited consolidated financial statements of Advanced Medical Optics, Inc. (the “Company” or “AMO”) for the year ended December 31, 2005. The results of operations for the three and nine months ended September 29, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

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

Adoption of SFAS 123R

Prior to January 1, 2006, the Company’s stock-based compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the disclosure only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”). Accordingly, no compensation expense was recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. The fair value, as determined on the date of grant, of restricted stock awards was recognized as compensation expense ratably over the respective vesting period. Additionally, the ESPP qualified as a non-compensatory plan under APB 25; therefore, no compensation cost was recorded in relation to the discount offered to employees for purchases made under the ESPP.

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, requiring recognition of expenses equivalent to the fair value of stock-based compensation awards. The Company has elected to use the modified prospective application transition method as permitted by SFAS 123R and therefore has not restated the financial results reported in prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 29, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, the Company’s unearned compensation balance at January 1, 2006 was reclassified to additional paid-in capital upon the adoption of SFAS 123R.

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

Stock-Based Compensation Expense

Total stock-based compensation expense included in the unaudited consolidated statements of operations for the three and nine months ended September 29, 2006 is as follows (in thousands):

	Three Months Ended September 29, 2006	Nine Months Ended September 29, 2006

Cost of sales	$552	$1,709
Operating Expenses -
Research and development	542	1,599
Selling, general and administrative	3,426	11,474
	3,968	13,073
Pre-tax expense	4,520	14,782
Income tax benefit	(1,479)	(4,866)
Net of tax expense	$3,041	$9,916

At September 29, 2006, total pre-tax compensation costs related to unvested stock-based awards granted to employees and directors under the Company’s ICP and ESPP which are not yet recognized were approximately $33.4 million, net of estimated forfeitures. These costs are expected to be recognized over a weighted-average period of 2.77 years.

Net cash proceeds from the exercise of stock options were $5.1 million and $32.2 million for the three and nine month periods ended September 29, 2006, respectively. In accordance with SFAS 123R, the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows in the Company’s  unaudited consolidated statement of cash flows. During the nine months ended September 29, 2006, the Company recorded $5.7 million of excess tax benefits as a financing cash inflow. Prior to the adoption of SFAS 123R, excess tax benefits of $11.1 million during the nine months ended September 30, 2005 were classified as an operating cash inflow.

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

The fair value of the Company’s stock-based compensation granted to employees for the three and nine months ended September 29, 2006 was estimated using the following weighted-average assumptions:

	Incentive Compensation Plans	Employee Stock Purchase Plans
Expected life in years	6.1	0.5
Expected volatility	29%	33%
Risk-free interest rate	5%	5%
Expected dividends	—	—

The weighted average fair value of options granted under the ICP was $18.99 and $17.72 for the three and nine months ended September 29, 2006. Under the ESPP, the weighted average fair value of grants was $11.51 for the nine months ended September 29, 2006. There were no ESPP grants during the three months ended September 29, 2006.

Stock Options

Stock options granted to employees are generally exercisable at a price equal to the fair market value of the common stock on the date of the grant and vest at a rate of 25% per year beginning twelve months after the date of grant. Grants under these plans expire ten years from the date of grant.

The following is a summary of stock option activity (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2005	8,858	$22.79
Granted	664	45.41
Exercised	(1,503)	21.42
Forfeitures and cancellations	(70)	31.75
Expirations	(11)	21.64
Outstanding at September 29, 2006	7,938	24.87	6.41	$116,535
Vested and expected to vest at September 29, 2006	7,829	24.69	6.46	$116,358
Exercisable at September 29, 2006	5,641	19.67	5.64	$112,152

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at September 29, 2006. During the nine months ended September 29, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $36.8 million determined as of the date of option exercise.

Employee Stock Purchase Plans

Under the ESPP, eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the closing price of the Company’s common stock on the first or last day of the six-month purchase period. In the second quarter of 2006, 78,000 shares of common stock were issued under the ESPP in the aggregate amount of $2.4 million as the most recent purchase period ended on April 28, 2006. As of September 29, 2006 employee withholdings under the ESPP aggregated $2.1 million.

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

The following table summarizes the restricted stock award activity for the nine months ended September 29, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at December 31, 2005	101	$38.79
Granted	283	49.63
Vested	(32)	38.24
Forfeited	(6)	43.75
Nonvested stock at September 29, 2006	346	$47.62

Performance-Based Awards

In February 2006, the Company’s Board of Directors approved a 2006 performance award program under the Company’s incentive compensation plan (the “2006 Program”), which provides the opportunity for certain executives to earn long-term incentive compensation awards based upon specified measures. The potential maximum aggregate award value for the 2006 program is $2.7 million. The award determination will be based upon the Total Shareholder Return (“TSR”) (the increase or decrease in the Company’s common stock price) over a two-year period beginning January 1, 2005 compared to a peer group composed of various entities within the bio-technology and medical device industries. Awards will have been determined to be earned if the Company’s TSR is in excess of the 50th percentile of the peer group. When the TSR equals the 75th percentile of the peer group, the maximum amount will have been earned. Awards are to be settled in a number of restricted stock shares or units equal to the value of the award amount divided by the fair market value of the Company’s common stock on the date the performance criteria is deemed to have been met. The restricted stock shares or units will have the same terms and conditions as other restricted shares or units issued under the Company’s ICP. The estimated fair value of the 2006 Program was $0.8 million on the grant date using a lattice-based valuation model. Compensation expense is being recognized over a four-year period from the program approval date through the end of the expected vesting period of the restricted stock awards. The associated compensation expense during the three months and nine months ended September 29, 2006 was less than $0.1 million.

Pro-forma Disclosures under SFAS 123 for Periods Prior to Fiscal 2006

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and nine month periods ended September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(31,215)	$(455,505)
Stock-based compensation expense included in reported net earnings, net of tax	314	477
Stock-based compensation expense determined under fair value based method, net of tax	(3,474)	(8,350)
Pro forma net loss	$(34,375)	$(463,378)
Loss per share as reported:
Basic and diluted	$(0.47)	$(9.01)
Pro forma loss per share:
Basic and diluted	$(0.52)	$(9.17)

For the purpose of the weighted-average estimated fair value calculations, the fair value of the Company’s stock-based compensation granted to employees for the three and nine months ended September 30, 2005 was estimated using the following weighted-average assumptions:

	Incentive Compensation Plans	Employee Stock Purchase Plans
Expected life in years	5.0	0.5
Expected volatility	36%	36%
Risk-free interest rate	4%	3%
Expected dividends	—	—

The weighted average fair value of options granted under the ICP was $15.34 and $14.52 for the three and nine months ended September 30, 2005. Under the ESPP, the weighted average fair value of grants was $9.13 for the nine months ended September 30, 2005. There were no ESPP grants during the three months ended September 30, 2005.

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

The following unaudited pro forma information assumes the VISX Acquisition occurred on January 1, 2005. These unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the VISX Acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the three and nine months ended September 30, 2005 are as follows (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net sales:
Cataract/Implant	$120,425	$364,881
Laser Vision Correction	50,220	148,624
Eye Care	77,588	234,507
	$248,233	$748,012
Net earnings (1) (2)	8,085	34,878
Earnings per share:
Basic (3)	$0.12	$0.53
Diluted (4)	$0.12	$0.51

(1)             The unaudited pro forma information for the three months ended September 30, 2005 excludes a $39.3 million in-process research and development charge related to the VISX Acquisition.

(2)             The unaudited pro forma information for the nine months ended September 30, 2005 includes an $11.7 million increase in amortization related to management’s estimate of the fair value of intangible assets acquired as the result of the VISX Acquisition, a $4.7 million increase in interest expense resulting from additional borrowings incurred to fund the cash portion of the VISX Acquisition and related costs and amortization of deferred financing costs and $11.0 million of merger charges incurred by VISX.  The unaudited pro forma information excludes the following non-recurring charges related to the VISX Acquisition:  a $488.5 million in-process research and development charge and a $2.0 million charge for the amortization and write-off of debt issuance costs.

(3)             The weighted average number of shares outstanding used for the computation of basic earnings per share for the nine months ended September 30, 2005 reflects the issuance of 27.8 million shares of AMO’s common stock to VISX stockholders less the 12.8 million weighted-average shares related to the VISX Acquisition already included in basic shares outstanding.

(4)             The weighted-average number of shares outstanding used for the computation of diluted earnings per share for the three and nine months ended September 30, 2005 include the aggregrate dilutive effect of approximately 3.3 million shares and 3.5 million shares, respectively, for stock options and awards, the remaining 3.5% Convertible Senior Subordinated Notes and AMO stock options exchanged for VISX options.

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

The plan further calls for increasing the Company’s investment in key growth opportunities, specifically the Company’s refractive implant product line and international laser vision correction business, and accelerating the implementation of productivity initiatives. Following an analysis of its foldable intraocular lens (“IOL”) manufacturing capabilities in the second quarter of 2006, the Company has decided to consolidate certain operations. In addition, the Company expanded the scope of its eye care rationalization initiatives in order to maximize manufacturing capacity and seize growth opportunities.  Total cumulative charges of $103.8 million have been incurred through September 29, 2006.

Certain foreign jurisdictions have laws and regulations which require consultations and negotiations with works councils, labor organizations and local authorities. The outcome of these discussions will determine, in part, the restructuring steps to be implemented and the associated costs. Therefore, the final costs of the business repositioning plan may be different from the Company’s initial estimates.

In the three months ended September 29, 2006, the Company incurred $4.0 million of pre-tax charges, which included $4.5 million for inventory, manufacturing related and other charges included in cost of sales and net credit of $0.5 million included in operating expenses. The net credit included in operating expenses comprised severance, relocation and other one-time termination benefits of $0.2 million and productivity and brand repositioning costs of $6.5 million, offset by net asset disposal gains of $4.9 million and a net credit from settlement of a contractual obligation of $2.3 million.  In the nine months ended September 29, 2006, the Company incurred $61.5 million of pre-tax charges, which included $15.1 million for inventory, manufacturing related and other charges included in cost of sales and $46.4 million included in operating expenses. Charges included in operating expenses comprised productivity and brand repositioning costs of $37.6 million and  severance, relocation and other one-time termination benefits of $13.7 million, offset by net asset disposal gains of $2.8 million and a net credit from settlement of contractual obligations of $2.1 million.

Business repositioning charges and related activity in the accrual balances during the nine months ended September 29, 2006 were as follows (in thousands):

Business Repositioning Costs Reported In:	Balance at December 31, 2005	Costs Incurred	Cash Payments	Non-Cash Adjustments	Balance at September 29, 2006

Cost of sales -
Inventory, manufacturing and other charges	$—	$15,054	$—	$(15,054)	$—
Operating Expenses -
Severance, relocation and related costs	8,779	13,710	(11,392)	—	11,097
Net gain on asset disposals	—	(2,777)	—	2,777	—
Contractual obligations	2,641	(2,106)	(285)	—	250
Productivity initiatives and brand repositioning costs	883	37,600	(36,844)	—	1,639
	12,303	46,427	(48,521)	2,777	12,986
	$12,303	$61,481	$(48,521)	$(12,277)	$12,986

Productivity initiatives and brand repositioning costs resulted from the Company’s investment in key growth opportunities, specifically the Company’s refractive implant product line, international laser vision correction business and expanded eye care rationalization, and the implementation of productivity improvements in manufacturing operations, distribution, customer service and corporate functions. Severance, relocation and related costs were incurred for worldwide workforce reductions due to the Company’s discontinuation of  certain non-core products and infrastructure and process improvements associated with the Company’s productivity initiatives. The majority of these costs in the three and nine months ended September 29, 2006 occurred in the United States, Japan and Europe. Net asset gains resulted from disposals of long-lived assets from certain discontinued non-core products and relocation of certain facilities, offset by asset write-downs which resulted from the impairment and disposal of long-lived assets from the reduction in expected future cash flows. The fair values of impaired assets were based on probability weighted expected cash flows as determined in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”.  The net credit from contractual obligations primarily resulted from the settlement with a vendor during the third quarter of 2006.

Note 4: Composition of Certain Financial Statement Captions

Inventories:

(In thousands)	September 29, 2006	December 31, 2005
Finished goods, including consignment inventory of $14,524 and $11,890 in 2006 and 2005, respectively	$88,230	$66,492
Work in process	10,896	13,148
Raw materials	27,493	25,180
	$126,619	$104,820

Intangible assets, net

		September 29, 2006		December 31, 2005
(In thousands)	Useful Life (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable Intangible Assets:
Licensing	3 — 5	$4,590	$(4,210)	$4,590	$(4,113)
Technology rights	8 — 19	356,882	(52,312)	348,379	(26,128)
Trademarks	13.5	15,856	(3,047)	14,689	(1,995)
Customer relationships	5	22,400	(5,973)	22,400	(2,613)
		399,728	(65,542)	390,058	(34,849)
Nonamortizable Tradename (VISX)	Indefinite	140,400	—	140,400	—
		$540,128	$(65,542)	$530,458	$(34,849)

The amortizable intangible assets balance increased due to the impact of foreign currency fluctuation. Amortization expense was $9.7 million and $29.6 million for the three and nine months ended September 29, 2006, $9.8 million and $17.4   million for the three and nine months ended September 30, 2005, respectively, and is recorded in selling, general and administrative in the accompanying unaudited consolidated statements of operations. Amortization expense is expected to be $39.4 million in 2006, $38.4 million in 2007 and 2008, $38.2 million in 2009 and $35.5 million in 2010. Actual amortization expense may vary due to the impact of foreign currency fluctuations.

Goodwill

(In thousands)	September 29, 2006	December 31, 2005
Goodwill:
Eye Care	$28,719	$28,817
Cataract/Implant	334,773	317,451
Laser Vision Correction	472,538	479,016
	$836,030	$825,284

Effective January 1, 2006, the Company’s reportable segments are represented by three business units: Cataract/Implant, Laser Vision Correction and Eye Care (See Note 9, “Business Segment Information”). The change in goodwill during the nine months ended September 29, 2006 is due to an adjustment of Laser Vision Correction goodwill of $6.5 million as a result of excess tax benefits from the exercise of converted VISX stock options that were fully vested at the acquisition date and the impact of foreign currency fluctuations on the Eye Care and Cataract/Implant segments.  The Company performed its annual impairment test of goodwill during the second quarter of 2006 and determined there was no impairment.

Note 5: Debt

At September 29, 2006, an aggregate principal amount of $246.1 million of 2½ % convertible senior subordinated notes due July 15, 2024 (“2½ % Notes”), an aggregate principal amount of $105 million of 1.375% convertible senior subordinated notes due July 1, 2025 (“1.375% Notes”), an aggregate principal amount of $500.0 million of 3.25% of convertible senior subordinated notes due 2026 (“3.25% Notes”), and a balance of $31.7 million under the senior revolving credit facility were outstanding. The convertible notes may be converted, at the option of the holders, on or prior to the final maturity date under certain circumstances, none of which had occurred as of September 29, 2006. Upon conversion of the convertible notes, the Company will satisfy in cash the conversion obligation with respect to the principal amount of the convertible notes, with any remaining amount of the conversion obligation to be satisfied in shares of common stock. As a result of this election, the Company also is required to satisfy in cash its obligations to repurchase any convertible notes that holders may put to the Company on January 15, 2010, July 15, 2014 and July 15, 2019 for the 2½ % Notes, on July 1, 2011, July 1, 2016 and July 1, 2021 for the 1.375% Notes, and on August 1, 2014, August 1, 2017, and August 1, 2021 for the 3.25% Notes.

At September 29, 2006, approximately $8.6 million of the senior revolving credit facility was reserved to support letters of credit issued on the Company’s behalf for normal operating purposes and the Company has approximately $259.7 million undrawn and available revolving loan commitments.

Borrowings under the revolving credit facility, if any, bear interest at current market rates plus a margin based upon the Company’s ratio of debt to EBITDA, as defined. The incremental interest margin on borrowings under the revolving credit facility decreases as the Company’s ratio of debt to EBITDA decreases to specified levels. Under the senior credit facility, certain transactions may trigger mandatory prepayment of borrowings, if any. Such transactions may include equity or debt offerings, certain asset sales and extraordinary receipts. The Company pays a quarterly fee (2.45% per annum at September 29, 2006) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.50% per annum at September 29, 2006) on the average unused portion of the revolving credit facility.

The senior credit facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios. Certain covenants under the senior credit facility may limit the incurrence of additional indebtedness. The senior credit facility prohibits dividend payments. The Company was in compliance with these covenants at September 29, 2006. The senior credit facility is collateralized by a first priority perfected lien on, and pledge of, all of the combined Company’s present and future property and assets (subject to certain exclusions), 100% of the stock of the domestic subsidiaries, 66% of the stock of foreign subsidiaries and all present and future intercompany debts.

As of September 29, 2006, the aggregate maturities of total long-term debt of $851.1 million are due after 2010. Revolving loan borrowings of $31.7 million at September 29, 2006 have been classified as current liabilities in the accompanying unaudited  consolidated balance sheet.

3.25% Convertible Senior Subordinated Notes Due 2026

In June 2006, the Company completed a private placement of $500 million aggregate principal amount of its 3.25% Notes due August 1, 2026.  Interest on the 3.25% Notes is payable on February 1 and August 1 of each year, commencing on February 1, 2007.  The 3.25% Notes are convertible into 16.7771 shares of the Company’s common stock for each $1,000 principal amount of the 3.25% Notes (which represents an initial conversion price of approximately $59.61 per share), subject to adjustment. The 3.25% Notes may be converted, at the option of the holders, into cash or under certain circumstances, cash and shares of the Company’s common stock at any time on or prior to the trading day preceding July 1, 2014, only under the following circumstances:

•                  during the five business days after any five consecutive trading-day period in which the trading price per $1,000 principal amount of the 3.25% Notes for each day of such measurement period was less than 98% of the conversion value.  This conversion feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value was assigned at issuance and at September 29, 2006;

•                  during any fiscal quarter subsequent to September 29, 2006, if the closing sale price of the Company’s common stock measured over a specified number of trading days is above 130% of the conversion  then in effect;

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

Beginning with the six-month interest period commencing August 1, 2014, the Company will pay contingent interest during any six-month interest period if the trading price of the 3.25% Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 3.25% Notes.  The contingent interest payable will equal 0.25% of the average trading price of $1,000 principal amount of the 3.25% Notes during the five trading days immediately preceding the first day of the applicable six-month interest period.  This contingent interest payment feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at September 29, 2006.

On or prior to August 1, 2014, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the 3.25% Notes in connection with such fundamental change transactions.  The amount of additional shares will be determined based on the price paid per share of the Company’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at September 29, 2006.

In addition, the Company entered into an accelerated share repurchase arrangement with a third party to use the proceeds from the issuance of the 3.25% Notes to purchase $500.0 million of AMO common stock at a volume weighted price per share over the term of the agreement. As of September 29, 2006, the third party had delivered to the Company in the aggregate, 10.1 million shares of AMO common stock with future delivery of up to an additional 1.2 million shares, resulting in a total of up to 11.3 million shares, depending on the volume weighted average share price per share during a calculation period beginning June 14, 2006 and ending no later than March 7, 2007. The impact of the shares received under this arrangement as of September 29, 2006 reduced stockholders’ equity by $500.0 million, which included $0.1 million for the par value of Common Stock, additional paid-in capital of $237.9 million and accumulated deficit of $262.0 million. Subsequent to the quarter ended September 29, 2006 the Company received on October 11, 2006 an additional 0.4 million shares of AMO common stock from the third party as final settlement of the accelerated share repurchase arrangement. Repurchased shares were retired upon delivery to the Company. During the nine months ended September 29, 2006, the Company repurchased $148.9 million of aggregate principal amount of convertible senior subordinated notes ($103.9 million of the principal amount of the 2.5% Notes and $45.0 million of the principal amount of the 1.375% Notes) utilizing borrowings under its senior credit facility. The Company incurred a loss on debt extinguishment of $3.0 million and $18.8 million, and wrote off debt issuance costs of $0.9 million and $3.3 million in the three and nine months ended September 29, 2006 in conjunction with the note repurchases.

Note 6: Related Party Transactions

As of September 29, 2006, an interest-free relocation loan of $0.5 million, collateralized by real property, was outstanding from the chief executive officer. The principal amount of the loan is payable upon the earlier to occur of (a) 60 days following the chief executive officer’s termination of employment; (b) the date of the sale or other transfer of the property or (c) July 3, 2007. This relocation loan is evidenced by a promissory note dated July 3, 2002, prior to the adoption of the Sarbanes-Oxley Act of 2002.

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

During the three and nine month periods ended September 29, 2006, there were 13,900 and 5,000 antidilutive stock options excluded from the computation of diluted shares outstanding. The three and nine month periods ended September 30, 2005 exclude the aggregate dilutive effect of approximately 3.3 million shares and 3.0 million shares, respectively, for stock options, stock purchase plan awards and the 3.5% convertible senior subordinated notes as the effect would be antidilutive.

The Company will settle in cash the principal amount of the 2 ½% Notes, 1.375% Notes, and the 3.25% Notes. The potential dilutive common shares associated with the 1.375% Notes during the three and nine months period ended September 29, 2006 were insignificant. There were no potentially dilutive common shares associated with the 2 ½% Notes and the 3.25% Notes as the Company’s average stock prices during the three and nine months ended September 29, 2006 were less than the conversion prices of the respective notes.

Note 8: Other Comprehensive Income (Loss)

The following table summarizes the components of comprehensive income (loss) (in thousands):

	Three Months Ended
	September 29, 2006			September 30, 2005
	Before-tax amount	Income tax	Net-of-tax amount	Before-tax amount	Income Tax	Net-of-tax amount

Reclassification of realized gain on derivatives to net earnings	$—	$—	$—	$(773)	$263	$(510)
Foreign currency translation adjustments	(9,497)	—	(9,497)	(4,485)	—	(4,485)
Net earnings (loss)			87,154			(31,215)
Total comprehensive income (loss)			$77,657			$(36,210)

	Nine Months Ended
	September 29, 2006			September 30, 2005
	Before-tax amount	Income tax	Net-of-tax amount	Before-tax amount	Income Tax	Net-of-tax amount

Unrealized gain on derivatives	$—	$—	$—	$454	$(151)	$303
Reclassification of realized gain on derivatives to net earnings	—	—	—	(773)	263	(510)
Foreign currency translation adjustments	35,106	—	35,106	(80,050)	—	(80,050)
Net earnings (loss)			87,080			(455,505)
Total comprehensive income (loss)			$122,186			$(535,762)

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

Effective January 1, 2006, the Company’s reportable segments are represented by three business units: Cataract/Implant, Laser Vision Correction and Eye Care. Sales and operating results for the prior periods have been conformed to reflect the current period presentation of reportable segments. The cataract/implant segment markets four key products required for cataract surgery — foldable intraocular lenses, or IOLs, implantation systems, phacoemulsification systems and viscoelastics. The laser vision correction segment markets laser systems, diagnostic devices, treatment cards and microkeratomes for use in laser eye surgery. The eye care segment provides a full range of contact lens care products for use with most types of contact lenses. These products include single-bottle, multi-purpose cleaning and disinfecting solutions, hydrogen peroxide-based disinfecting solutions, daily cleaners, enzymatic cleaners and contact lens rewetting drops.

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

Business Segments

	Net Sales		Operating Income (Loss)
	Three Months Ended		Three Months Ended
(In thousands)	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Operating segments:
Cataract/Implant	$125,207	$120,425	$64,233	$54,276
Laser Vision Correction	50,827	50,220	28,623	22,605
Eye Care	82,568	77,588	41,852	26,966
Total segments	258,602	248,233	134,708	103,847
Manufacturing operations	—	—	(4,753)	(6,991)
Research and development	—	—	(15,550)	(18,520)
In-process research and development	—	—	—	(39,300)
Business repositioning	—	—	(3,994)	—
Global supply chain	—	—	(16,648)	(12,559)
General corporate	—	—	60,406	(41,330)
Total	$258,602	$248,233	$154,169	$(14,853)

	Net Sales		Operating Income (Loss)
	Nine Months Ended		Nine Months Ended
(In thousands)	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Operating segments:
Cataract/Implant	$380,081	$364,881	$193,264	$162,145
Laser Vision Correction	165,174	68,455	102,297	26,265
Eye Care	208,616	234,507	92,063	83,650
Total segments	753,871	667,843	387,624	272,060
Manufacturing operations	—	—	(6,626)	(12,065)
Research and development	—	—	(48,511)	(44,820)
In-process research and development	—	—	—	(490,750)
Business repositioning	—	—	(61,481)	—
Global supply chain	—	—	(46,430)	(35,793)
General corporate	—	—	(35,686)	(100,951)
Total	$753,871	$667,843	$188,890	$(412,319)

Geographic Area Information

	Net Sales
	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
United States:
Cataract/Implant	$45,513	$38,907	$127,521	$107,294
Laser Vision Correction	37,886	40,347	128,541	54,960
Eye Care	22,040	15,614	61,118	43,152
Total United States	105,439	94,868	317,180	205,406
Americas, excluding United States:
Cataract/Implant	8,117	6,578	25,606	19,354
Laser Vision Correction	2,359	1,475	6,829	2,155
Eye Care	3,477	3,601	9,502	8,333
Total Americas, excluding United States	13,953	11,654	41,937	29,842
Europe/Africa/Middle East:
Cataract/Implant	41,607	43,042	138,507	143,585
Laser Vision Correction	4,264	3,022	12,244	4,748
Eye Care	22,382	25,073	58,082	73,627
Total Europe/Africa/Middle East	68,253	71,137	208,833	221,960
Japan:
Cataract/Implant	18,226	18,570	50,940	55,616
Laser Vision Correction	1,153	1,698	2,964	1,933
Eye Care	21,678	23,453	49,463	77,956
Total Japan	41,057	43,721	103,367	135,505
Asia Pacific:
Cataract/Implant	11,744	13,328	37,507	39,032
Laser Vision Correction	5,165	3,678	14,596	4,659
Eye Care	12,991	9,847	30,451	31,439
Total Asia Pacific	29,900	26,853	82,554	75,130
Total	$258,602	$248,233	$753,871	$667,843

The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 40.8% and 42.1% of total net sales for the three and nine months ended September 29, 2006 and 38.2% and 30.8% of total net sales for the three and nine months ended September 30, 2005, respectively. Additionally, sales in Japan represented 15.9% and 13.7% of total net sales for the three and nine months ended September 29, 2006 and 17.6% and 20.3% of total net sales for the three and nine months ended September 30, 2005, respectively. No other country, or single customer, generated over 10% of total net sales in the periods presented.

Note 10: Commitments and Contingencies

On July 7, 2006, the Company entered into a settlement agreement with Alcon, Inc., Alcon Laboratories, Inc., and Alcon Manufacturing Ltd. (collectively, “Alcon”) regarding all pending patent litigation between AMO and Alcon. The settlement required Alcon to pay AMO a lump-sum payment of $121 million which was received in July 2006 and was accounted for in the third quarter. The parties agreed to dismiss all pending patent litigation in Delaware and Texas, agreed not to sue each other regarding the patents at issue in those cases, and cross-licensed patents covering existing features of commercially available phacoemulsification products. As part of the settlement, the parties agreed to a dispute resolution process for future claims before litigation is commenced.

On January 4, 2005, Dr. James Nielsen filed a complaint against the Company and Allergan, Inc. in the U.S. District Court of the Northern District of Texas, Dallas Division, for infringement of U.S. Patent No. 5,158,572. Dr. Nielsen alleges that the Company’s Array multifocal intraocular lens infringes the patent. He is seeking damages and a permanent injunction. The trial in this matter was originally scheduled to begin on November 6, 2006, but this trial date has been vacated.  A new trial date has not yet been scheduled.

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

Note 11: Pension Benefit Plans

The Company sponsors defined benefit pension plans in Japan and in certain European countries. Components of net periodic benefit cost under these plans were (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Service cost	$569	$492	$1,707	$1,475
Interest cost	137	128	411	384
Expected return on plan assets	(61)	(56)	(183)	(167)
Amortization of prior service cost	15	17	45	51
Amortization of net actuarial loss	10	—	30	—
Net periodic benefit cost	$670	$581	$2,010	$1,743

ADVANCED MEDICAL OPTICS, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended September 29, 2006

The following discussion and analysis presents the factors that had a material effect on AMO’s cash flows and results of operations during the three and nine months ended September 29, 2006, and the Company’s financial position at that date. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Certain Factors and Trends Affecting AMO and Its Businesses.” The following discussion should be read in conjunction with the 2005 Form 10-K and the unaudited consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

OVERVIEW

We are a global leader in the development, manufacture and marketing of medical devices for the eye. Effective January 1, 2006, our reportable segments are represented by our three business units:  Cataract/Implant, Laser Vision Correction and Eye Care. Previously, our reportable segments were based on geographic regions which comprised the Americas, which included North and South America, Europe/Africa/Middle East, Japan and Asia Pacific, which excluded Japan and included New Zealand and Australia. Sales and operating results for the prior periods have been conformed to reflect the current period presentation of reportable segments. Our Cataract/Implant business focuses on the four key products required for cataract surgery — foldable intraocular lenses, or IOLs, implantation systems, phacoemulsification systems and viscoelastics. Our Laser Vision Correction business markets laser systems, diagnostic devices, treatment cards and microkeratomes for use in laser eye surgery. Our Eye Care business provides a full range of contact lens care products for use with most types of contact lenses. These products include single-bottle, multi-purpose cleaning and disinfecting solutions, hydrogen peroxide-based disinfecting solutions, daily cleaners, enzymatic cleaners and contact lens rewetting drops. Our products are sold in approximately 60 countries and we have direct operations in over 20 countries.

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

In the three months ended September 29, 2006, we incurred $4.0 million of pre-tax charges, which included $4.5 million for inventory, manufacturing related and other charges included in cost of sales and net credit of $0.5 million included in operating expenses. The net credit included in operating expenses comprised severance, relocation and other one-time termination benefits of $0.2 million and productivity and brand repositioning costs of $6.5 million, offset by net asset disposal gains of $4.9 million and a net credit from settlement of a contractual obligation of $2.3 million.  In the nine months ended September 29, 2006, we incurred $61.5 million of pre-tax charges, which included $15.1 million for inventory, manufacturing related and other charges included in cost of sales and $46.4 million included in operating expenses. Charges included in operating expenses comprised productivity and brand repositioning costs of $37.6 million and  severance, relocation and other one-time termination benefits of $13.7  million, offset by net asset disposal gains of $2.8 million and a net credit from settlement of contractual obligations of $2.1 million.

Following an analysis of our IOL manufacturing capabilities in the second quarter of 2006, we decided to consolidate certain operations. In addition, we expanded the scope of our eye care rationalization initiatives in order to maximize manufacturing capacity and seize growth opportunities. Together, these separate actions are expected to result in additional charges of approximately $25 million in 2006.  When combined with the initial estimated charges of $70 million to $80 million, the estimated total charges for the expanded product rationalization and repositioning plan will be approximately $105 million.  Through September 29, 2006, we incurred cumulative charges of $103.8 million.  We expect to incur additional charges of approximately $1.2 million in the fourth quarter of 2006 in connection with the consolidation of our IOL manufacturing capabilities.

Certain foreign jurisdictions have laws and regulations which require consultations and negotiations with works councils, labor organizations and local authorities. The outcome of these discussions will determine, in part, the restructuring steps to be implemented and the associated cost. Therefore, the final costs of the business repositioning plan may be different from our initial estimates.

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

RESULTS OF OPERATIONS

The following table presents net sales and operating income by operating segment for the three and nine months ended September 29, 2006 and September 30, 2005, respectively:

	Net Sales		Operating Income
	Three Months Ended		Three Months Ended
(In thousands)	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Cataract/Implant	$125,207	$120,425	$64,233	$54,276
Laser Vision Correction	50,827	50,220	28,623	22,605
Eye Care	82,568	77,588	41,852	26,966
Total operating segments	$258,602	$248,233	$134,708	$103,847

	Net Sales		Operating Income
	Nine Months Ended		Nine Months Ended
(In thousands)	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Cataract/Implant	$380,081	$364,881	$193,264	$162,145
Laser Vision Correction	165,174	68,455	102,297	26,265
Eye Care	208,616	234,507	92,063	83,650
Total operating segments	$753,871	$667,843	$387,624	$272,060

Net sales. Total net sales increased 4.2% and 12.9% in the three and nine months ended September 29, 2006, compared to the same periods last year. The increase in net sales in the three months ended September 29, 2006  primarily resulted from increased Eye Care, international Laser Vision Correction (LVC) and refractive IOL sales, partially offset by lost sales from discontinued non-strategic Cataract/Implant and Eye Care products.  The increase in net sales in the nine months ended September 29, 2006 primarily resulted from sales of acquired VISX products and strong demand for our core brands, partially offset by lost sales from discontinued non-strategic Cataract/Implant and Eye Care products.  Net sales include a favorable foreign currency impact of 0.6% in the three months ended September 29, 2006 and an unfavorable impact of 1.3% in the nine months ended September 29, 2006. Our sales and earnings may be negatively impacted during times of a strengthening U.S. dollar. Total net sales in the U.S. and Japan represented 40.8% and 15.9%, respectively, of total net sales in the three months ended September 29, 2006. Total net sales in the U.S. and Japan represented 42.1% and 13.7%, respectively, of total net sales in the nine months ended September 29, 2006. No other country, or any single customer, generated over 10% of total net sales in the periods presented.

Net sales from our Cataract/Implant business increased by 4.0% and 4.2% in the three and nine months ended September 29, 2006, compared with the same periods last year. The increases in net sales were primarily the result of sales of our branded promoted products, including Tecnis and ReZoom intraocular lenses, partially offset by a decrease in sales of non-promoted older-technology intraocular lenses and viscoelastics and reimbursement pressures in certain European markets and in Japan for viscoelastic products.  Net sales from phacoemulsification systems were down slightly in the three months ended September 29, 2006 and up by approximately 7% for the nine months ended September 29, 2006 as a result of higher unit placements during this period compared with the same period last year.  Net sales growth in the Americas of 17.9% and 20.9% in the three and nine months ended September 29, 2006, respectively, were due to strong demand for our core products, partially offset by decreases in sales of non-promoted older-technology intraocular lenses and viscoelastics.  Sales in Europe/Africa/Middle East declined by 3.3% and 3.5% in the three and nine months ended September 29, 2006.  Sales in Japan declined by 1.9% and 8.4% in the three and nine months ended September 29, 2006.  Sales in Asia Pacific declined by 11.9% and 3.9% in the three and nine months ended September 29, 2006.  The sales declines in Europe/Africa/Middle East, Japan and Asia Pacific were due to decreasing sales of older generation intraocular lenses, rationalized viscoelastics and reimbursement pressures, especially in Europe. Net sales in our Cataract/Implant business reflect a favorable foreign currency impact of 0.9% in the three months ended September 29, 2006 and an unfavorable foreign currency impact of 1.5% in the nine months ended September 29, 2006, largely from fluctuations of the euro and Japanese yen versus the U.S. dollar.

Net sales from our Laser Vision Correction business increased by $0.6 million and $96.7 million in the three and nine months ended September 29, 2006, respectively, compared with the same periods last year.  The increase in the three months ended September 29, 2006 reflect strong international system sales and increased demand for our CustomVue procedures, partially offset by softer US procedure volumes.  The increase in the nine months ended September 29, 2006 primarily resulted from sales of acquired VISX products. Net sales of acquired VISX products were $48.2 million and $156.6 million in the three and nine months ended September 29, 2006, respectively, compared with $47.7 million and $61.1 million in the three and nine months ended September 30, 2005. See Note 2 to the unaudited consolidated financial statements for the proforma impact of VISX net sales for the same period last year. Net sales in the Americas decreased by $1.6 million in the three months ended September 29, 2006 and increased by $78.3 million in the nine months ended September 29, 2006, compared with the same periods last year, due to acquired VISX products and strong demand for our CustomVue procedures and system sales. As a result of our international expansion strategy for the LVC business, we saw net sales in Europe/Africa/Middle East of $4.3 million and $12.2 million in the three and nine months ended September 29, 2006, respectively and Asia Pacific sales of $5.2 million and $14.6 million in the three and nine months ended September 29, 2006, compared to significantly lower amounts in the same periods last year.  The foreign currency impact in the three and nine months ended September 29, 2006 was negligible.

Net sales from our Eye Care business increased by 6.4% in the three months ended September 29, 2006 and decreased by 11.0% in the nine months ended September 29, 2006, compared with the same periods last year. The increase in total net sales of eye care products in the three months ended September 29, 2006 were largely driven by higher sales of multipurpose solution products, partially offset by slightly lower sales of hydrogen peroxide-based products.  Net sales increased in the Americas by 32.8% and 37.2% in the three and nine months ended September 29, 2006, respectively, due to increased demand for our multipurpose products, largely attributable to our strategy to increase our sampling programs, selling efforts to practitioners and their staffs and the withdrawal of a competitor’s product in the second quarter of 2006. Net sales also increased in Asia Pacific by 31.9% in the three months ended September 29, 2006.  The decrease in total net sales of eye care products in the nine months ended September 29, 2006 were primarily due to lower sales of hydrogen peroxide-based products caused by continued shrinkage of this market as contact lens wearers gravitate increasingly to more convenient multipurpose solutions and decreased sales of multipurpose solution products primarily due to rapid growth of daily disposable lenses, particularly in the Japan market. These factors contributed significantly to net sales declines of 7.6% in Japan and 10.7% in Europe/Africa/Middle East during the three months ended September 29, 2006 and 36.6% in Japan, 21.1% in Europe/Africa/Middle East and 3.1% in Asia Pacific during the nine months ended September 29, 2006, compared with the same periods last year. Net sales in our Eye Care business included a favorable foreign currency impact of 0.3% in the three months ended September 29, 2006 and an unfavorable foreign currency impact of 1.4% in the nine months ended September 29, 2006, largely resulting from fluctuations of the euro and Japanese yen versus the U.S. dollar.

As part of our product rationalization and repositioning plan to maximize our competitive advantage as the global refractive leader and improve the global penetration of our core cataract, refractive and eye care brands, we have discontinued a variety of non-strategic cataract surgical and eye care products that lack critical revenue mass, have experienced steadily declining sales trends and/or have generated relatively unattractive margins. The decreases in total net sales resulting from the product rationalization were approximately $6.6 million and $27.7 million in the three and nine months ended September 29, 2006.  We expect the growth of our promoted products to offset the decline in net sales related to these discontinued products.

Gross margin and gross profit. Our gross margin percentage was 63.1% and 63.6% in the three and nine months ended September 29, 2006, respectively, compared with 64.8% and 63.3% in the same periods last year.   Sales growth in the higher margin Tecnis and ReZoom intraocular lenses and eye care products, along with manufacturing productivity improvements were offset by approximately $4.5 million, or 1.7 percentage points, for inventory, manufacturing related and other charges incurred in connection with our business repositioning plan in the three months ended September 29, 2006.  Gross profit for the nine months ended September 29, 2006 included sales growth of higher margin Tecnis and ReZoom intraocular lenses and acquired VISX products and manufacturing productivity improvements, partially offset by $15.1 million in charges that were incurred in connection with the business repositioning plan. Gross profit for the three months ended September 30, 2005 was negatively impacted by approximately $1.6 million, or 0.6 percentage points, related to actions associated with accelerated manufacturing productivity improvements. Gross profit for the nine months ended September 30, 2005 was negatively impacted by approximately $3.5 million, or 0.5 percentage points, related to actions associated with accelerated manufacturing productivity improvements and integration related costs.

As described earlier, we expect to incur additional charges in the fourth quarter of 2006 of approximately $1.2 million under our product rationalization and repositioning strategy and supplemental consolidation of certain operations due to IOL manufacturing capabilities. During the three months ended September 29, 2006, we incurred charges of $0.2 million associated with the write-off of eye care products withdrawn from the Japan market due to potential product quality issues. Our investigation into the scope and extent of this issue is ongoing and we are likely to incur additional charges in future periods.

Selling, general and administrative.  Selling, general and administrative expenses decreased as a percent of net sales by 10.3 percentage points to 37.2% and by 6.2 percentage points to 38.6% in the three and nine months ended September 29, 2006, respectively, compared with 47.5% and 44.8% in the three and nine months ended September 30, 2005, respectively. These decreases were largely driven by increased leverage from overall revenue growth as described previously and efficiency gains from our business repositioning strategy. Selling, general and administrative expenses for the three and nine months ended September 29, 2006 include approximately $7.0 million and $21.1 million, respectively, in amortization expenses related to the acquired VISX intangible assets. In addition, selling, general and administrative expenses for the three months ended September 29, 2006 include $3.4 million in stock-based compensation expense under SFAS 123R. Selling, general and administrative expenses for the nine months ended September 29, 2006 also include $3.3 million of charges primarily associated with assets acquired in the termination of a distributor agreement in India and acquisition and integration-related charges.  Stock-based compensation expense under SFAS 123R included in selling, general and administrative expenses was $11.5 million for the nine months ended September 29, 2006.  Selling, general and administrative expenses for the three and nine months ended September 30, 2005 include approximately $7.9 million and $10.6 million, respectively, in acquisition and integration-related charges and amortization expenses of $7.2 million and $9.4 million, respectively related to the acquired VISX intangible assets. In addition, selling, general and administrative expenses for the three and nine months ended September 30, 2005 also include an $8.6 million charge associated with the termination of a distributor agreement in India that we had with our former parent, Allergan.

Research and development. Research and development expenditures decreased as a percent of net sales by 1.2 percentage points to 6.2%, and by 0.1 percentage points to 6.6% in the three and nine months ended September 29, 2006, respectively, compared with the same periods last year. The $4.8 million increase in research and development expenditures during the nine months ended September 29, 2006 compared with the same period last year  primarily resulted from an increase in spending for research efforts in the Cataract/Implant and LVC businesses. We expect our research and development costs as a percentage of sales to be approximately 6.5% of net sales for 2006 as we continue to consolidate research and development costs from the VISX acquisition. Our research and development strategy is to develop proprietary products for vision correction that are safe and effective and address unmet needs. We are currently focusing on new advancements that build on our Tecnis, Healon and Sovereign technologies, corneal and lens-based solutions to presbyopia and dry eye products. Our research and development teams are actively pursuing new CustomVue indications in order to strengthen our LVC market position, particularly in the area of treatment for presbyopia.

In-process research and development.  In the three and nine months ended September 30, 2005, we recorded a $39.3 million  and a $490.8 million in-process research and development (“IPR&D”) charge, respectively.  Included in this charge is a $39.3 million and a $488.5 million charge resulting from the VISX acquisition.  This charge represented the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use.

Operating Income. Operating income as a percentage of net sales, or operating margin, was 59.6% and 25.1% in the three and nine months ended September 29, 2006, respectively. Operating income of $154.2 million in the three months ended September 29, 2006 includes a net gain on legal contingencies of $102.9 million offset by charges of $4.0 million for business repositioning costs and $4.5 million in stock-based compensation expense under SFAS 123R. The net impact from these items improved operating margin by 36.5% in the three months ended September 29, 2006.  Operating income of $188.9 million in the nine months ended September 29, 2006 includes a net gain on legal contingencies of $96.9 million, offset by charges of $61.5 million for business repositioning costs,  $3.3 million of charges primarily associated with assets acquired in the termination of a distributor agreement in India and acquisition and integration-related charges and $14.8 million in stock-based compensation expense under SFAS 123R. The net impact from these items improved operating margin by 2.3% in the nine months ended September 29, 2006.  The operating loss of $14.9 million in the three months ended September 30, 2005, included an IPR&D charge of $39.3 million from the VISX acquisition, a charge of $8.6 million associated with the termination of a distributor agreement in India, acquisition and integration-related expenses of $8.0 million and expenses of $1.6 million for accelerated manufacturing productivity improvements.  The operating loss of $412.3 million in the nine months ended September 30, 2005 included an IPR&D charge of $490.8 million primarily from the VISX acquisition, a charge of $8.6 million associated with the termination of a distributor agreement in India, acquisition and integration-related expenses of $12.7 million and expenses of $1.6 million for accelerated manufacturing productivity improvements.

Operating income from our Cataract/Implant business increased by $10.0 million and $31.1 million in the three and nine months ended September 29, 2006, respectively, due to the increase in net sales and favorable mix of higher margin products discussed above, along with the favorable impact of cost containment measures taken in connection with our business repositioning plan. Operating income from our LVC business increased by $6.0 million and $76.0 million in the three and nine months ended September 29, 2006, respectively, due to sales of products acquired from VISX in May 2005. Operating income from our Eye Care business increased by $14.9 million and $8.4 million in the three and nine months ended September 29, 2006, respectively, primarily due to strong sales of multi-purpose products in the Americas and the favorable impact of cost containment measures taken in connection with our business repositioning plan, partially offset by the unfavorable impact from continued softness in the market for hydrogen peroxide based products.

Non-operating expense. Interest expense was $9.8 million and $22.3 million in the three and nine months ended September 29, 2006, respectively, compared with $8.8 million and $23.6 million in the three and nine months ended September 30, 2005, respectively. Interest expense in the three and nine months ended September 29, 2006 includes a pro-rata write-off of debt issuance costs of $0.9 million and $3.3 million, respectively. Interest expense in the three and nine months ended September 30, 2005 includes a pro-rata write-off of debt issuance costs of $3.8 million and $5.7 million, respectively.  We anticipate interest expense to increase in 2006 relative to 2005 due to the issuance of $500 million of 3.25% convertible senior subordinated notes in June 2006.

During the three and nine months ended September 29, 2006, we recorded charges of $3.0 million and $18.8 million,

respectively, associated with the repurchase of $20 million and $148.9 million, respectively, aggregate principal amount of convertible notes.

We recorded an unrealized gain on derivative instruments of $2.3 million in the three months ended September 29, 2006 and an unrealized loss on derivative instruments of $0.7 million in the nine months ended September 29, 2006, compared to an unrealized gain of $0.2 million and $1.2 million in the three and nine months ended September 30, 2005, respectively. We record as “unrealized (gain) loss on derivative instruments” the mark to market adjustments on the outstanding foreign currency options and forward contracts which we enter into as part of our overall risk management strategy to reduce the volatility of expected earnings in currencies other than the U.S. dollar.  The losses in the first nine months of 2006 were largely attributable to euro and Japanese yen instruments.

Income taxes. We recorded a provision for income taxes of $55.0 million and $57.0 million in the three and nine months ended September 29, 2006, respectively.  The effective tax rates of 38.7% and 39.6% for the respective periods were significantly impacted by the net gain on legal contingencies at an effective rate of approximately 41%.  Pre-tax charges on the early retirement of convertible senior subordinated notes of $3.0 million and $18.8 million in the three and nine months ended September 29, 2006, respectively, resulted in the recognition of partial deferred tax benefits of $0.3 million and $3.9 million, respectively.  In addition, the effective tax rates reflect a benefit from stock-based compensation expense currently being recognized under SFAS 123R at an effective rate of approximately 33%, and a provision on all other pre-tax income at an effective rate of 32%.

The effective tax rate for the three and nine months ended September 30, 2005 was (22.7%) and (4.6%), respectively.  Loss before income taxes for the three months ended September 30, 2005 included an in-process research and development charge of $39.3 million and a charge of $8.6 million associated with the termination of a distribution agreement in India that we had with our former parent, Allergan, for which no tax benefit was provided on these items. We have provided a tax provision of 32% on the remaining income for the three months ended September 30, 2005, including an adjustment to reduce the full year estimated effective tax rate from 34%  to 33%. Loss before income taxes for the nine months ended September 30, 2005 included an in-process research and development charge of $490.8 million, a non-cash charge of $0.5 million related to the exchange of 3 1/2% convertible senior subordinated notes and a charge of $8.6 million associated with the termination of a distribution agreement in India with Allergan, for which no tax benefit was provided on these items.  We have provided a tax provision at 33% on the remaining income for the nine months ended September 30, 2005.

The lower effective tax rate of 32% on all other pre-tax income in 2006 as described above, compared with 33% in the prior year, reflects continuing implementation of our long-term tax strategies. Our future effective income tax rate may vary depending on our mix of domestic and international taxable income or loss and the various tax and treasury methodologies that we implement, including our policy regarding repatriation of future accumulated foreign earnings.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms. As of September 29, 2006, we had cash and equivalents of $38.8 million.

Historically, we have generated cash from operations in excess of working capital requirements, and we expect to do so in the future. Net cash provided by operating activities was $188.3 million in the nine months ended September 29, 2006 compared to cash used in operating activities of $7.7 million in the nine months ended September 30, 2005. Operating cash flow improved in the nine months ended September 29, 2006 compared to the nine months ended September 30, 2005 largely due to receipt of net cash proceeds of $110.9 million from settlement of litigation contingencies during the third quarter of 2006.  Other improvements included timing of accounts receivable collections, last year’s inventory buildup of “bridging” stock as we prepared for the transition of eye care manufacturing from Allergan and payments of merger related transaction costs incurred by VISX in 2005, partially offset by  the payment of annual incentive compensation, severance and other cash payments related to the product rationalization and business repositioning plan and interest payments on outstanding convertible senior subordinated notes.

Net cash used in investing activities was $27.3 million and $66.0 million in the nine months ended September 29, 2006 and September 30, 2005, respectively. Expenditures for property, plant and equipment totaled $20.2 million and $13.2 million in the nine months ended September 29, 2006 and September 30, 2005, respectively. Expenditures in the nine months ended September 29, 2006 primarily comprised expenditures to upgrade our viscoelastics manufacturing facility in Uppsala,

Sweden and eye care manufacturing facility in Spain. Expenditures in the nine months ended September 30, 2005 primarily comprised expansion and remodeling of our leased headquarters, expenditures at our manufacturing facilities and computer replacements. We expect to incur additional capital expenditures of approximately $4.0 million to $5.0 million with respect to the Uppsala, Sweden manufacturing facility during 2006 in order to separate the facility from existing Pfizer operations and for facility upgrades. Expenditures for demonstration (demo) and bundled equipment, primarily phacoemulsification and microkeratome surgical equipment, were $7.7 million and $8.3 million in the nine months ended September 29, 2006 and September 30, 2005. We maintain demo and bundled equipment to facilitate future sales of similar equipment and related products to our customers. Expenditures for capitalized internal-use software were $2.1 million and $7.6 million in the nine months ended September 29, 2006 and September 30, 2005, respectively, which primarily comprised a company-wide system upgrade as part of the overall expansion of our business. We capitalize internal-use software cost after technical feasibility has been established. In 2006, we expect to invest approximately $50.0 million in property, plant and equipment, demo and bundled equipment, and capitalized software as part of the overall expansion of our business. In the nine months ended September 30, 2005 we paid $176.2 million related to acquisitions, net of $156.8 million cash received in connection with the VISX acquisition.

Net cash used in financing activities was $166.1 million in the nine months ended September 29, 2006. We received proceeds of $500 million from the issuance of 3.25% convertible notes that were used to repurchase and retire 10.1 million shares of AMO common stock. We also used $167.7 million to repay convertible notes, partially offset by short-term borrowings of $28.3 million. Net cash provided by financing activities was $75.8 million in the nine months ended September 30, 2005, was primarily comprised of $150.0 million of proceeds form the issuance of 1.375% convertible senior subordinated notes, $96.5 million of borrowings under the senior revolving credit facility, $30.6 million of proceeds from the sale of stock to employees and $0.8 million proceeds received after settling an interest rate swap agreement, reduced by $194.0 million of term loan repayments and $8.1 million of financing related costs.

At September 29, 2006, we had $31.7 million of borrowings outstanding under the senior revolving credit facility. Approximately $8.6 million of the senior revolving credit facility was reserved to support letters of credit issued on our behalf for normal operating purposes and we had approximately $259.7 million undrawn and available revolving loan commitments. Our senior credit facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios. Certain covenants under the senior credit facility may limit the incurrence of additional indebtedness. The senior credit facility prohibits dividend payments. We were in compliance with these covenants at September 29, 2006. Our senior credit facility is collateralized by a first priority perfected lien on, and pledge of, all of the combined company’s present and future property and assets (subject to certain exclusions), 100% of the stock of the domestic subsidiaries, 66% of the stock of foreign subsidiaries and all present and future intercompany debts.

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

Foreign currency fluctuations. Approximately 57.9% of our revenues for the nine months ended September 29, 2006 were derived from operations outside the United States and a significant portion of our cost structure is denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

The impact of foreign currency fluctuations on sales resulted in an increase of $1.5 million and a decrease of $8.9 million for the three and nine months ended September 29, 2006, respectively. These fluctuations were due primarily to the fluctuations of the Japanese yen and the euro versus the U.S. dollar.  The impact of foreign currency fluctuations on sales resulted in increases of $0.6 million and $11.1 million for the three and nine months ended September 30, 2005, respectively, These increases were due primarily to a strengthening of the Japanese yen and the euro versus the U.S. dollar.

Off-balance sheet arrangements. We had no off-balance sheet arrangements at September 29, 2006 as defined in Regulation S-K Item 303(a)(4).

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders’ equity. Additional footnote disclosures will also be required. SFAS No. 158 is effective for AMO in the fourth quarter of fiscal 2006. Had we adopted SFAS No. 158 at the beginning of fiscal year 2006, our net pension obligation recognized on the balance sheet would have been increased by $2.1 million with a corresponding reduction in stockholders’ equity of $1.3 million, net of deferred income taxes of $0.8 million.  The effect on the balance sheet as of December 31, 2006, which has not yet been determined, from the adoption of SFAS No. 158 will be based on the funded status of our plans as of September 30, 2006, the measurement date of our plans’ assets and obligations.  We will be required to change the measurement date to December 31 in fiscal year 2008.  We have not yet determined the impact that the change in the measurement date will have on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 30, 2006. We are currently assessing the impact, if any, of the adoption of SAB No. 108.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS No. 157 on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. If there are changes as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact, if any, on its consolidated financial statements of adopting FIN 48.

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of our fiscal year 2007). We do not expect the adoption of EITF 06-3 will have a material impact on our results of operations, financial position or cash flow.

Certain Factors and Trends Affecting AMO and Its Businesses

Our disclosure and analysis in this report contain forward-looking information about our company’s financial results and estimates, business prospects and future products that involve substantial risks and uncertainties. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, product approvals or approved indications, reimbursement rates, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, financial results, and the expected results and benefits of our strategic initiatives. Among the factors that could cause actual results to differ materially are the following:

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

•                                          Unexpected losses due to product quality issues, product liability claims, product recalls or corrections, or other litigation;

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

Interest rate risk. At September 29, 2006, our debt comprises solely domestic borrowings and comprises $851.1 million of fixed rate debt and $31.7 million of variable rate debt.

The tables below present information about our debt obligations as of September 29, 2006 and December 31, 2005:

September 29, 2006

	Maturing in							Fair Market
	2006	2007	2008	2009	2010	Thereafter	Total	Value
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$246,105	$246,105	$252,430
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$105,000	$105,000	$107,100
Weighted Average Interest Rate	—	—	—	—	—	1.375%	1.375%
Fixed Rate	$—	$—	$—	$—	$—	$500,000	$500,000	$483,500
Weighted Average Interest Rate	—	—	—	—	—	3.25%	3.25%
Variable Rate	$1,700	$—	$—	$—	$—	$—	$1,700	$1 700
Weighted Average Interest Rate	9.50%	—	—	—	—	—	9.50%
Variable Rate	$30,000	$—	$—	$—	$—	$—	$30,000	$30,000
Weighted Average Interest Rate	7.58%	—	—	—	—	—	7.58%
Total Debt Obligations	$31,700	$—	$—	$—	$—	$851,105	$882 805	$874 730
Weighted Average Interest Rate	7.68%	—	—	—	—	2.80%	2.98%

December 31, 2005

	Maturing in							Fair Market
	2006	2007	2008	2009	2010	Thereafter	Total	Value
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$350,000	$350,000	$376,705
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$150,000	$150,000	$150,948
Weighted Average Interest Rate	—	—	—	—	—	1.375%	1.375%
Variable Rate	$10,000	$—	$—	$—	$—	$—	$10,000	$10,000
Weighted Average Interest Rate	4.61%	—	—	—	—	—	4.61%
Variable Rate	$50,000	$—	$—	$—	$—	$—	$50,000	$50,000
Weighted Average Interest Rate	6.22%	—	—	—	—	—	6.22%
Total Debt Obligations	$60,000	$—	$—	$—	$—	$500,000	$560,000	$587,653
Weighted Average Interest Rate	5.95%	—	—	—	—	2.16%	2.57%

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

The following tables provide information about our foreign currency derivative financial instruments outstanding as of September 29, 2006 and December 31, 2005, respectively. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	September 29, 2006		December 31, 2005
	Notional Amount	Average Contract or Strike Rate	Notional Amount	Average Contract or Strike Rate
	(in $millions)		(in $millions)
Foreign currency forward contracts:
Pay US$/Receive Foreign Currency:
Swedish Krona	$24.0	7.30	$31.5	7.94
U.K. Pound	—	—	5.2	1.72
Swiss Franc	1.6	1.25	1.5	1.31
Euro	—	—	5.9	1.19
Receive US$/Pay Foreign Currency:
Japanese Yen	6.4	116.82	3.0	117.45
Canadian Dollar	5.4	1.12	3.4	1.17
Australia Dollar	1.9	0.74	2.9	0.73

Total Notional	$39.3		$53.4

Estimated Fair Value	$—		$—

Foreign currency purchased put options:
Japanese Yen	$91.2	118.42	$66.2	117.83
Euro	40.3	1.22	40.2	1.18

Foreign currency sold call options:
Japanese Yen	102.9	104.93	60.0	106.60
Euro	42.5	1.29	43.0	1.26

Total Notional	$276.9		$209.4

Estimated Fair Value	$—		$1.1

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of September 29, 2006 and December 31, 2005, respectively. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective. In addition, our management evaluated our internal control over financial reporting and there have been no changes during the most recent fiscal quarter ended September 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 4, 2005, Dr. James Nielsen filed a complaint against us and Allergan, Inc. in the U.S. District Court of the Northern District of Texas, Dallas Division, for infringement of U.S. Patent No. 5,158,572. Dr. Nielsen alleges that our Array multifocal intraocular lens infringes the patent. He is seeking damages and a permanent injunction. The trial in this matter was originally scheduled to begin on November 6, 2006, but this date has been vacated.  A new trial date has not yet been scheduled.

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

Item 1A. Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except for the following item:

“We are implementing a product rationalization and repositioning plan, which will require significant financial and personnel resources and may not be successful.”

As of September 29, 2006, we have incurred approximately $103.8 million in cumulative charges under the product rationalization and repositioning plan.  We expect to incur additional charges of approximately $1.2 million in the fourth quarter of 2006 in connection with the consolidation of our IOL manufacturing capabilities which represents the final remaining action under the plan.

Certain foreign jurisdictions have laws and regulations which require consultations and negotiations with works councils, labor organizations and local authorities. The outcome of these discussions will determine, in part, the restructuring steps to be implemented and the associated cost. Therefore, the final costs of the business repositioning plan may be different from our initial estimates.

We also experienced decreases in net sales from product rationalization under the plan of approximately $27.7 million for the nine months ended September 29,2006.  Lost sales of discontinued products may not be sufficiently offset by sales from promoted or new products, which could decrease our net sales, margins and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)     Purchases of Equity Securities by the Issuer

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares or Units Purchased	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares or Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares or Units that May Yet Be Purchased Under the Plans or Programs

July 1, 2006 — July 31, 2006	None	None	None	None

August 1, 2006 — August 31, 2006	$15.0 million in aggregate principal amount of 1.375% convertible notes(1)	$1,150 per $1,000 in principal amount of notes	n/a	n/a

	$5.0 million in aggregate principal amount of 2.5% convertible notes(2)	$1,141 per $1,000 in principal amount of notes	n/a	n/a

September 1, 2006 — September 29, 2006	None	None	None	None

(1)             In August 2006, we repurchased $15.0 million in aggregate principal amount of our 1.375% Convertible Senior Subordinated Notes due 2025 (the “1.375% convertible notes”) in privately negotiated transactions.

(2)             In August 2006, we repurchased $5.0 million in aggregate principal amount of our 2.5% Convertible Senior Subordinated Notes due 2024 (the “2.5% convertible notes”) in privately negotiated transactions.

Item 6. Exhibits

4.1

First Supplemental Indenture, dated as of August 15, 2006, between Advanced Medical Optics, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.9 to Form S-3, Automatic Shelf Registration, filed by the Registrant on August 18, 2006).

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

Date: November 7, 2006

ADVANCED MEDICAL OPTICS, INC.

/s/ RICHARD A. MEIER
Richard A. Meier
Executive Vice President, President, Eye Care Business and Operations, and Chief Financial Officer (Principal Financial Officer)

/s/ ROBERT F. GALLAGHER
Robert F. Gallagher
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

4.1

First Supplemental Indenture, dated as of August 15, 2006, between Advanced Medical Optics, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.9 to Form S-3, Automatic Shelf Registration, filed by the Registrant on August 18, 2006).

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard A. Meier pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James V. Mazzo and Richard A. Meier pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.