Form 10-K
period 2006-12-31
ADVANCED MEDICAL OPTICS INC
filed 2007-03-01
CIK 1168335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act. Yes☐    No  ☒

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

Large accelerated filer ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates is approximately $1.9 billion based upon the closing price on the New York Stock Exchange as of June 30, 2006.

Common Stock outstanding as of February 26, 2007:  59,691,248 shares (including 1,397 shares held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2007 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2006.

(i)

PART I

Item 1. Business

AMO was incorporated in Delaware in October 2001 as a subsidiary of Allergan, Inc. (Allergan). Allergan spun-off our company to its stockholders by way of a distribution of all of our shares of common stock on June 29, 2002. As a result of our spin-off from Allergan, we are an independent public company, and Allergan has no continuing stock ownership in us. Unless the context requires otherwise, references to “AMO,” the “Company,” “we,” “us” or “our” refer to Allergan’s optical medical device business for the periods prior to June 29, 2002 and to Advanced Medical Optics, Inc. and its subsidiaries for the periods on or after such date.

Overview

We are a global leader in the development, manufacture and marketing of medical devices for the eye. We have three major product lines: cataract / implant, laser vision correction, and eye care. In the cataract / implant market, we focus on the four key products required for cataract surgery — foldable intraocular lenses, or IOLs, implantation systems, phacoemulsification systems and viscoelastics. In the laser vision correction market, we market laser systems, diagnostic devices, treatment cards and microkeratomes for use in laser eye surgery. Our eye care product line provides a full range of contact lens care products for use with most types of contact lenses. These products include single-bottle, multi-purpose cleaning and disinfecting solutions, hydrogen peroxide-based disinfecting solutions, daily cleaners, enzymatic cleaners and contact lens rewetting drops.  Our products are sold in approximately 60 countries and we have direct operations in over 20 countries.

In June 2004, we completed our acquisition of Pfizer Inc.’s surgical ophthalmic business, which expanded our viscoelastic and IOL product offerings, allowing us to offer a more comprehensive portfolio of products required to perform cataract surgery. We acquired the Healon family of viscoelastic products and the Tecnis IOL brand. The addition of the Healon family, one of the leading viscoelastic brands, significantly expanded our viscoelastic product line. The Tecnis IOL brand further strengthened our position in the ophthalmic surgery market with the Tecnis Multifocal IOL brand further expanding our refractive IOL portfolio. We also acquired the Baerveldt glaucoma shunt, or drainage device, which provided an entry for us into the glaucoma market.

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

In January 2007, we entered into an agreement with IntraLase Corp., a leader in femtosecond lasers used in LASIK surgery, to acquire all fully diluted shares of the company for approximately $808 million in cash.  Under the terms of the definitive merger agreement, IntraLase stockholders are expected to receive $25.00 in cash for every share of IntraLase common stock they own.  We expect to complete the acquisition during the second quarter of 2007.  For a description of the risks related to this transaction, see “Risks Relating to the Pending IntraLase Corp. Acquisition” beginning on page 24.

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

Cataract Treatment.  The largest segment of the ophthalmic surgical products market is the treatment of cataracts. Cataract extraction followed by IOL implantation is one of the most common surgical procedures performed in the United States and most other developed nations. As estimated by MarketScope, approximately 2.9 million cataract procedures were performed in the United States and over 14.1 million cataract procedures were performed worldwide in 2006.  MarketScope estimates that the global cataract surgery market, which includes sales of IOLs, phacoemulsification equipment, viscoelastics and other related products, was approximately $3.4 billion in 2006 and is projected to grow at a compound annual growth rate of approximately 10% from 2006 to 2011. The data in this report attributed to MarketScope is used with the permission of MarketScope.

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

The following table sets forth the estimated revenues for each component of the global cataract surgery market in its various components for the year 2006 according to MarketScope (in millions):

IOLs	$1,439
Viscoelastics	515
Phacoemulsification machines and accessories	604
Other	870
Total	$3,428

Refractive Vision Correction. Another segment of the ophthalmic surgical market is the surgical treatment of refractive disorders.

LASIK.  The most common refractive surgery procedure is laser surgery, and the most common surgical technique for treating refractive disorders is laser assisted in-situ keratomileusis, or LASIK.  LASIK involves the use of an automated cutting device to cut a thin corneal flap, which is then pulled back to expose the underlying tissue, which is treated using an excimer laser to achieve vision correction. The most common cutting device is called a microkeratome.

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

Laser vision correction can also be performed by photorefractive keratectomy (“PRK”).  PRK does not require the use of a microkeratome, and the epithelial layer (or outer layer) of the cornea is removed before ablation.  Patients may experience discomfort for approximately 24 hours and blurred vision for approximately 48 to 72 hours after the procedure.  Drops to promote corneal healing and alleviate discomfort may be prescribed.  Although most patients experience significant improvement in uncorrected vision (vision without the aid of eyeglasses or contact lenses) within a few days of the procedure, unlike LASIK it generally takes several months for the final correction to stabilize and for the full benefit of the procedure to be realized.

IOLs.  Surgical implantation of IOLs also may be used to treat patients with refractive disorders. Phakic IOLs can be implanted in front or in back of the iris and work in conjunction with the patient’s natural lens to treat refractive disorders. Multifocal IOLs address near, intermediate and distance vision and are approved for non-cataract procedures outside of the United States.  Other procedures, such as replacing the patient’s natural lens with an accommodating IOL for refractive vision correction, are also being developed.

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

Finally, the eye care market includes artificial tear and contact lens rewetter products designed to relieve dryness associated with contact lens wear, environmental conditions and dry eye disease.  We believe the global market for artificial tear products exceeds $400 million per year.

Our Products

Cataract / Implant Business

Cataract Surgery

We focus on the four key devices for the cataract surgery market:

•                  Foldable IOLs — Foldable IOLs are artificial lenses used to replace the human lens.

•                  Implantation systems — Implantation systems are designed and used specifically to implant IOLs during cataract surgery.

•                  Phacoemulsification systems — Phacoemulsification systems use ultrasound during small incision cataract surgery to break apart and remove the cloudy human lens prior to its replacement with an IOL.

•                  Viscoelastics — Viscoelastics provide a barrier of protection for the cornea during phacoemulsification and maintain the shape of the eye during IOL insertion.

Intraocular Lenses. As a leading provider of IOLs, we offer surgeons a choice of high quality, innovative foldable IOLs in both acrylic and silicone, together with our proprietary implantation systems, for use in minimally invasive cataract surgical procedures. We offer a selection of IOLs in both silicone and acrylic materials, and we offer both monofocal and multifocal designs. Sales of our IOLs represented approximately 29%, 28% and 32% of our net sales in 2006, 2005 and 2004, respectively. Our IOLs primarily include:

Monofocal Lenses

•                  Tecnis — a foldable IOL with an aspheric surface and the only IOL to receive FDA approval for claims of improved functional vision, which results in quicker recognition of objects in lower-light conditions.  The Tecnis lens was the first aspheric lens designated as a “new technology intraocular lens” by the U.S. Center for Medicare and Medicaid Services (CMS).  With this designation, ambulatory surgery centers can receive $50 in additional reimbursement when implanting the Tecnis IOL.  The Tecnis lens is available in silicone and acrylic.

•                  Sensar — an acrylic monofocal IOL, with the patented OptiEdge design, intended to reduce post-surgical posterior capsular opacification, in order to lessen the need for subsequent corrective laser procedures, and to reduce the potential for unwanted glare and reflections following implantation.

•                  ClariFlex — a silicone monofocal IOL, also with the OptiEdge design.

Multifocal and Refractive Lenses

•                  ReZoom — an acrylic multifocal IOL with optical zones that provide near, intermediate and distance vision, reducing that patient’s dependence on eyeglasses. This lens received approval from CMS to allow patients in the U.S. to pay the difference between the $150 reimbursement rate for IOLs and the amount that is charged.  The ReZoom IOL is also approved in Europe for the treatment of presbyopia.

•                  Tecnis Multifocal — a silicone multifocal IOL with a diffractive, aspheric lens surface is approved in Europe for treatment of presbyopia.

•                  Verisyse — a phakic IOL that works in conjunction with the human lens to treat high myopia.

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

Phacoemulsification Systems. We are a leading provider of phacoemulsification systems, and have a range of systems to meet market needs. Phacoemulsification systems use disposable or reusable packs that are necessary to operate the equipment. The majority of our phacoemulsification product sales are from sales of these packs and related accessories. Sales of our phacoemulsification products represented approximately 9% of our net sales in 2006 and 2005 and 10% of our net sales in 2004.

We currently market the following phacoemulsification systems:

•                  Sovereign — our premier phacoemulsification system is designed to reduce procedure times and provide the surgeon with increased control. The Sovereign system is available with our proprietary Occlusion Mode and WhiteStar technology, which creates less heat and turbulence in the ocular environment, giving rise to the term “cold phaco” and enabling better patient outcomes. Our WhiteStar technology also permits the system to offer bimanual, micro-incision phaco, a procedure which gives surgeons more operating flexibility over traditional techniques.

•                  Sovereign Compact -is a mid-sized phacoemulsification system designed to meet surgeons’ needs for an advanced phacoemulsification system, with the similar functionality of the Sovereign system, in a smaller, more portable size. The Sovereign Compact system is also available with Occlusion Mode and WhiteStar technology.

•                  Diplomax II — is a small-sized phacoemulsification system designed for surgeons who need a less expensive and more portable machine.  These systems do not include WhiteStar technology, but do employ Occlusion Mode technology.

Viscoelastics. We are a leading provider of viscoelastic products with the Healon family of viscoelastics. The different characteristics associated with each Healon product, Healon, Healon GV and Healon5, provide surgeons with a range of viscoelastic choices that combine the familiarity of the Healon line with advanced technologies to satisfy different surgical needs. Healon was the first viscoelastic introduced into the ophthalmic surgical product market and is known for its purity and ease of use. Healon GV is of a greater viscosity than the original Healon solution.  Healon5 is the first viscoadaptive agent to exhibit properties of both cohesive and dispersive viscoelastics and has the highest viscosity.  Sales of our viscoelastic products represented approximately 12%, 14% and 10% of our net sales in 2006, 2005 and 2004, respectively.

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

Laser Vision Correction Business

Our laser vision correction products include the following:

•                  VISX STAR Excimer Laser System — The VISX STAR System is a fully integrated ophthalmic medical device incorporating an excimer laser and a computer-driven workstation.

•                  VISX WaveScan System — The WaveScan System is a diagnostic device that uses laser beam technology to measure comprehensive refractive errors of the eye and complex mathematical algorithms to derive comprehensive refractive information about the patient’s individual optical system.

•                  VISX Treatment Cards — Our proprietary treatment cards control the use of the VISX STAR System.

•                  Microkeratomes — Surgeons use microkeratomes in LASIK procedures to cut a flap of corneal tissue before treatment with an excimer laser.

VISX STAR Excimer Laser System. The laser ablations produced by the VISX STAR System are the product of a variable diameter excimer laser beam scanning system.  Seven beams that range in size from 0.65 to 6.5 millimeters are homogenized as they converge, scan, and rotate to produce a smooth ablation area on the eye.  The VISX STAR System centers on the eye and tracks eye movements in three dimensions during the procedure. Our Iris Registration technology is the first fully automated method of aligning and registering wavefront corrections for CustomVue treatment.  Iris Registration is designed to replace the current means of registration, which involves manual marking of the eye to assess rotational movement.

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

VISX Treatment Cards. Each treatment card provides the user with specific access to proprietary software and is required to operate the VISX STAR System. Because treatment cards are required to perform procedures, there is a strong correlation between treatment card sales and the number of procedures performed on VISX STAR Systems.  Types of VISX treatment cards include: VisionKey Cards for performing standard LASIK procedures, which in the United States carries a license fee for each procedure that is purchased; CustomVue Cards for performing Custom LASIK, which carry a worldwide license fee for each procedure that is purchased; Custom-CAP Cards for performing laser vision correction with a previously decentered ablation, which carry a worldwide license fee for each procedure that is purchased; and the PTK Card, which is offered to physicians at a nominal charge to treat certain types of corneal pathologies.  Sales of our treatment cards and associated procedure fees represented approximately 15%, 8% and 0% of our net sales in 2006, 2005 and 2004, respectively.

Microkeratomes.  In the refractive surgery market, we are a worldwide distributor of the Amadeus II microkeratome system and SurePass microkeratome blades.

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

Multi-Purpose Solutions. We market our Complete brand single-bottle multi-purpose solutions, a convenient, one bottle chemical disinfecting system for soft contact lenses, on a worldwide basis. Complete MoisturePLUS is the first single-bottle, multi-purpose solution with dual demulcents to help prevent contact lens dryness and discomfort and promote ocular health. Sales of our multi-purpose solutions represented approximately 14.8%, 17% and 21% of our net sales in 2006, 2005 and 2004, respectively. We also offer Complete Blink-N-Clean, a unique in-the-eye lens cleaning solution.

Hydrogen Peroxide-Based Solutions. We offer products that use hydrogen peroxide-based disinfection systems. Our leading hydrogen peroxide brands are the Oxysept 1 Step, Ultracare, Consept 1 Step and Consept F solutions. Sales of our hydrogen peroxide-based solutions represented approximately 6%, 9%, and 14% of our net sales in 2006, 2005 and 2004, respectively.

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

Research and development activities for our cataract / implant business are focused on expanding our product portfolio.  We have focused on six areas of opportunity to provide superior outcomes:

•                  Small incision surgery — work with a variety of advanced lens materials to enable small incision surgery which results in less induced astigmatism, rapid stabilization of the wound and faster visual rehabilitation.

•                  Advances in phacoemulsification — technology providing surgeons with high levels of cutting efficiency but with less heat and turbulence directed into the ocular environment enabling potential for more effective and safer cataract extraction procedures.

•                  Restoring accommodation following cataract surgery — following cataract surgery, the eye loses its ability to accommodate, or shift its field of focus.  Through the development of multifocal and accommodating IOLs, we can provide for the full range of vision following cataract surgery.

•                  Improving quality of vision — advancements in optics and optical surface designs.

•                  Reducing posterior capsular opacification, or PCO, following cataract surgery — PCO is a clouding of the posterior portion of the capsular bag that occurs in some patients following cataract surgery. Currently, treatment of moderate to severe PCO typically requires a laser procedure.

•                  Greater ease of use for practitioners — development of intraocular lens designs and advanced insertion devices, which allow for easier handling in the operating room and greater surgeon control.

In the area of laser vision correction, our research and development efforts are focused on advancements in LASIK and adjunctive technologies.  Current projects include expanded treatment applications for custom wavefront guided LASIK, including wavefront guided treatment of presbyopia.  Further new product development includes advances in ablation technology, accuracy and reliability in wavefront capture and intraoperative monitoring.

Our research and development efforts in the eye care business are aimed at developing proprietary systems that are effective and more convenient for customers to use, which we believe will result in longer, more comfortable lens wear and a higher rate of compliance with recommended lens care procedures. Our efforts include seeking formulations that provide prolonged lubrication, improved ocular health and protection against dryness, and enhanced cleaning and disinfection without irritation. Our research and development efforts have resulted in the continued development of our flagship Complete brand multi-purpose solution and blink rewetter solutions, with further advancements currently in development.  We are also working to develop over-the-counter artificial tear products.

We plan to supplement our research and development activities with a commitment to identifying and obtaining new technologies through in-licensing, technological collaborations and joint ventures, including the establishment of research relationships with academic institutions and individual researchers.

We spent approximately $66.1 million in 2006, $61.6 million in 2005 and $45.6 million in 2004 on research and development. Total research and development expense in 2005 was $552.4 million, including a non-cash in-process research and development charge of $490.8 million, and in 2004 was $73.7 million, including a non-cash in-process research and development charge of $28.1 million. Research and development spending represented 6.6%, 6.7%, and 6.1% of total net sales in 2006, 2005, and 2004, respectively. We believe that the continuing introduction of new products supplied by our research and development efforts and in-licensing opportunities are critical to our success. There are, however, inherent uncertainties associated with the research and development efforts and the regulatory process and we cannot assure you that any of our research projects will result in new products that we can commercialize.

Customers, Sales and Marketing

Customers. Our primary customers for our cataract / implant and laser vision correction products include surgeons who perform eye surgeries, hospitals and ambulatory surgical centers. The primary customers for our eye care products include optometrists, opticians, ophthalmologists, retailers and clinics that sell directly to consumers. These retailers include mass merchandisers such as Wal-Mart, drug store chains such as Walgreen, hospitals, commercial optical chains and food stores. During 2006, 2005 and 2004, no customer accounted for over 10% of our net sales.

Sales and Marketing. Our sales efforts and promotional activities with respect to our cataract / implant and laser vision correction products are primarily aimed at eye care professionals such as ophthalmologists who use our products. Similarly, our sales and promotional efforts in contact lens care are primarily directed towards optometrists, opticians, optical shops, ophthalmologists and consumers. We often provide samples of our eye care products to practitioners to distribute to their patients to encourage trial use of our solutions. In addition, we advertise in professional journals and have a direct mail program of descriptive product literature and scientific information that we provide to specialists in the eye care field. We have also developed training modules and seminars to update physicians regarding evolving technology. A number of our marketing programs include peer-to-peer marketing with practitioners educating other practitioners about the benefits of our products.

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

We also use third-party distributors for the distribution of our products in smaller geographic markets. No individual agent or distributor accounted for more than 10% of our net sales for the years ended December 31, 2006, 2005 and 2004.

Traditionally, we have realized a seasonal trend in our sales, with the smallest portion of our cataract / implant business sales being realized in the first quarter and with sales gradually increasing from the second to fourth quarter. This has been driven predominantly by seasonality in the sales of capital equipment when customers increase spending as they reach their year end and are able to spend the remainder of their annual budgeted amounts. In the laser vision correction business, the seasonal trend favors the highest portion of sales in the first quarter.

Manufacturing, Operations and Facilities

We manufacture eye care products at our facilities in Hangzhou, China, and Madrid, Spain, and we manufacture surgical products at our facilities in Santa Clara, California, Añasco, Puerto Rico, Groningen, Netherlands and Uppsala, Sweden.

In November 2003, we entered into an agreement with Nicholas Piramal India Limited for the supply of neutralizing tablets primarily used with our hydrogen-peroxide lens care products and unit dose solutions. Nicholas Piramal is a sole-source supplier of these products. If supply of these products were interrupted, we cannot assure you that we would be able to obtain replacement products, and our eye care product sales may be negatively impacted in a material manner.

We have historically outsourced the manufacture of our phacoemulsification equipment to third parties, and we depend on single and limited sources for several key components.  Our Sovereign system is manufactured by Carl Zeiss Ophthalmic Systems, the manufacturing and supply arrangement for which will terminate at the end of May 2007.  Our Sovereign Compact system is manufactured by Sanmina-SCI under a manufacturing and supply agreement, which terminates in December 2007. If Sanmina-SCI were to cease manufacturing for any reason, we cannot assure you that we would be able to replace them on terms favorable to us, or at all.

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

Under the Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness. Our current products are Class I, II and III medical devices, with most being classified as Class II devices and our IOLs being classified as Class III devices in the United States, subject to certain exceptions.

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

A Class III product is a product that has a new intended use or uses advanced technology that is not substantially equivalent to a use or technology with respect to a legally marketed device, or for which there is not sufficient information to establish performance standards or special controls to provide reasonable assurance of the device’s safety and effectiveness and the product is represented to be for use in supporting or sustaining human life or for a use that is of substantial importance in preventing impairment of human health or presents a potential unreasonable risk of illness or injury. The safety and effectiveness of Class III devices cannot be reasonably assured solely by the general controls and the other requirements described above. Therefore, these devices almost always require formal clinical studies to demonstrate safety and effectiveness.

FDA approval of a premarket approval application is required before marketing a Class III product. The premarket approval application process is much more demanding than the 510(k) premarket notification process. A premarket approval application, which is intended to provide reasonable assurance that the device is safe and effective, must be supported by extensive data, including data from preclinical studies and human clinical trials and existing research material, and must contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a premarket approval application, once the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will accept the application for review. The FDA, by statute and by regulation, has 180 days to review a filed premarket approval application, although the review of an application more often occurs over a significantly longer period of time.  A maximum time of 360 days is allowed to respond to deficiencies.

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

When FDA approval of a device requires human clinical trials, and if the clinical trial presents a “significant risk” (as defined by the FDA) to human health, the device sponsor is required to file an investigational device exemption, or IDE, application with the FDA and obtain investigational device exemption approval prior to commencing the human clinical trial. If the clinical trial is considered a “nonsignificant risk,” investigational device exemption submission to the FDA is not required. Instead, only approval from the Institutional Review Board overseeing the clinical trial is required, although the study is still subject to FDA oversight under other provisions of the IDE regulation. Human clinical studies are generally required in connection with approval of Class III devices and to a much lesser extent for Class I and II devices. Clinical trials conducted abroad for FDA approval must comply with both local regulations and FDA guidance.

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

Governmental Reimbursement. In the United States, a significant percentage of the patients who receive our IOLs are covered by the federal Medicare program. When a cataract extraction with IOL implantation is performed in an ambulatory surgical center, Medicare provides the ambulatory surgical center with a fixed facility fee that includes a recommended $150 allowance to cover the cost of the IOL. After the Centers for Medicare and Medicaid Services (CMS) (formerly the Health Care Financing Administration), awarded “new technology intraocular lens” status to our Tecnis IOL in 2006, the reimbursement rate for Tecnis IOLs implanted in ambulatory surgical centers increased an additional $50 until February 2011. When the procedure is performed in a hospital outpatient department, the hospital’s reimbursement is based on a prospective payment that includes payment for the IOL.  The allowance is the same for all IOLs.

At the end of 2003, Congress enacted the Medicare Prescription Drug Improvement and Modernization Act of 2003. Among other things, this 1egislation requires CMS to establish a new Medicare payment system for services performed in ambulatory surgical centers. This new payment system is expected to be effective January 1, 2008. At this time, it is not possible to determine how this new payment system could affect our revenues or financial condition.

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

In Japan, premarket approval and clinical studies are required, as is governmental pricing approval for medical devices. Clinical studies are subject to a stringent “Good Clinical Practices” standard. Approval time frames from the Japanese Ministry, Health, Labor and Welfare (MHLW) vary from simple notifications to review periods of one or more years, depending on the complexity and risk level of the device. In addition, importation into Japan of medical devices is subject to “Good Import Practices” regulations. As with any highly regulated market, significant changes in the regulatory environment could adversely affect future sales.

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

Employee Relations

At December 31, 2006, we employed approximately 3,800 persons throughout the world, including approximately 1,000 in the United States. None of our U.S.-based employees are represented by unions. We consider our relations with our employees to be, in general, very good.

Global Sales

Net sales in the United States were approximately $415.3 million, $302.5 million and $186.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our international sales represented approximately $582.2 million, $618.2 million and $555.2 million for the years ended December 31, 2006, 2005 and 2004, respectively, or 58%, 67%, and 75% of total sales, respectively. Sales in Japan were approximately $138.7 million, $174.3 million and $191.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our products are sold in over 60 countries. Sales are attributed to the country where the customer resides. Marketing activities are coordinated on a worldwide basis, and resident management teams provide leadership and infrastructure for introduction of new products in the local markets. For additional information relating to our geographic operating segments, see Note 14 of Notes to Consolidated Financial Statements.

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

Environmental Matters

Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the United States and foreign countries, including those relating to discharges of substances to the air, water and land, the handling, storage and disposal of hazardous materials and wastes and the cleanup of properties affected by pollutants. We believe we are currently in material compliance with such requirements and do not currently anticipate any material adverse effect on our business or financial condition as a result of our efforts to comply with such requirements.

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

Competition

The markets for our products are intensely competitive and are subject to significant technological change. Companies within the cataract / implant and laser vision correction markets compete on technological leadership and innovation, quality and efficacy of products, relationships with eye care professionals and health care providers, breadth and depth of product offering and pricing. We believe we have the second largest cataract / implant business on a global basis behind Alcon, Inc., a subsidiary of Nestle S.A. Other competitors in the cataract / implant business include Bausch & Lomb, Staar Surgical, Eyeonics, Hoya, Santen, Zeiss-Meditec and Corneal. We believe we have the world’s largest laser vision correction business.  Other competitors include Alcon, Bausch & Lomb, Zeiss-Meditec, Moria and Nidek.  We believe our competitive position is enhanced by our global distribution network, our focus on technology and customer relationships and product quality. Our ability to compete against larger companies may be impeded by having fewer resources to devote to research and development, sales and marketing.

Companies within the eye care market compete primarily on recommendations from eye care professionals, customer brand loyalty, product quality and pricing. We believe we have one of the top three largest contact lens care businesses on a global basis along with Alcon and Bausch & Lomb. Other competitors include CIBA Vision Corporation, a unit of Novartis, and, within the Japan region, Rohto and Menicon.  Our competitive position in the eye care business is enhanced by our strong presence outside the United States and our knowledge of these foreign markets, as well as technological advancement. Our larger competitors have more resources to devote to advertising and promotion, and this may negatively impact our competitive position.

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

We have rights to over 1,270 granted and issued patents and over 1,000 pending patent applications relating to aspects of the technology incorporated in many of our products. The scope and duration of our proprietary protection varies throughout the world by jurisdiction and by individual product. In particular, patents for individual products extend for varying periods of time according to the date a patent application is filed, the date a patent is granted and the term of patent protection available in the jurisdiction granting the patent. Our proprietary protection often affords us the opportunity to enhance our position in the marketplace by precluding our competitors from using or otherwise exploiting our technology.

We believe trademark protection is particularly important to the maintenance of the recognized brand names under which we market our products. The scope and duration of our trademark protection varies throughout the world, with some countries protecting trademarks only as long as the mark is used, and others requiring registration of the mark and the payment of registration fees. We own or have rights to material trademarks or trade names that we use in conjunction with the sale of our products, which include, among others, Advanced Medical Optics® , Amadeus™, AMO®,  Baerveldt®, blink™, Blink-n-Clean®, ClariFlex®, Complete® , Complete MoisturePLUS™, Complete Revitalize® ,Consept®, Consept 1 Step™, Custom Vue® ,  Healon®, Healon5®, Healon GV®, OptiEdge™, Oxysept®, Oxysept 1 Step™, ReZoom® , Sensar®, Sovereign®, Sovereign Compact™ ,, Stabileyes®, Star S4 IR™, Tecnis®, The Unfolder®, UltraCare®, Ultrazyme®, Verisyse™, VISX®, WaveScan®, and WhiteStar®. Generally, our products are marketed under one of these trademarks or brand names.  Amadeus is a trademark of SIS Ltd.

We are also a party to several license agreements relating to various aspects of our products; however, we do not believe the loss of any one license would materially affect our business.

We believe that our patents, trademarks and other proprietary rights are important to the development and conduct of our business and the marketing of our products. As a result, we aggressively protect our intellectual property. However, we do not believe that any one of our patents or trademarks is currently of material importance in relation to our overall sales.

Information Available on our Website

Our Internet address is www.amo-inc.com. We make available on our website, free of charge, our filings made with the SEC electronically, including those on Form 10-K, Form 10-Q, and Form 8-K, and any amendments to those filings. Copies are available as soon as reasonably practicable after we have filed or furnished these documents to the SEC (www.sec.gov). Our Code of Ethics, which applies to all employees, is available on our website. Our Code of Ethics is also available in print to any stockholder who requests it from our Investor Relations department, (714) 247-8348. Any changes to the Code of Ethics or waivers granted to our chief executive officer, chief financial officer or controller by our board of directors will be publicized on our website.

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

Because we manufacture and sell a significant portion of our products in a number of foreign countries, our business is subject to risks associated with doing business internationally. In particular, our products are sold in over 60 countries, and most of our manufacturing facilities are located outside the continental United States, in Añasco, Puerto Rico; Madrid, Spain; Hangzhou, China, Uppsala, Sweden and Groningen, Netherlands.  In 2006, on an historical basis, we derived approximately $582.2 million, or 58%, of our net sales, from sales of our products outside of the United States, including 14% of our net sales in Japan. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to greater risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•                  unexpected changes in foreign regulatory requirements;

•                  differing local product preferences and product requirements;

•                  fluctuations in foreign currency exchange rates;

•                  political and economic instability;

•                  cultural differences;

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

A significant portion of our sales and operating costs are, and from time to time, a portion of our indebtedness may be, denominated in foreign currencies. We are therefore exposed to fluctuations in the exchange rates between the U.S. dollar and the currencies in which our foreign operations receive revenues and pay expenses, including debt service. Our consolidated financial results are denominated in U.S. dollars and therefore, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars. In addition, the assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the weighted average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in “Accumulated other comprehensive income (loss)” in “Stockholders’ equity.” Gains and losses resulting from foreign currency fluctuations and remeasurements relating to foreign operations deemed to be operating in U.S. dollar functional currency are included in “Other, net” in our consolidated statements of operations. Accordingly, changes in currency exchange rates will cause our net earnings and stockholders’ equity to fluctuate.  We use hedging methods on a regular basis to manage the foreign exchange risk.  This has historically been accomplished through the use of options and forward contracts.

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

We purchase certain raw materials and other products from third-party suppliers and vendors, sometimes from limited sources. Our suppliers and vendors may not provide the raw materials or other products needed by us in the quantities requested, in a timely manner, or at a price we are willing to pay. In the event any of our third-party suppliers or vendors were to become unable or unwilling to continue to provide important raw materials and third-party products in the required volumes and quality levels or in a timely manner, or if regulations affecting raw materials such as animal-based products were to change, we would be required to identify and obtain acceptable replacement supply sources. We may not be able to obtain alternative suppliers and vendors on a timely basis, or at all, which could result in lost sales because of our inability to manufacture products containing such raw materials or deliver products we sell from certain suppliers. In addition, we also rely on certain manufacturers for some of our products. We have historically outsourced the manufacture of our phacoemulsification equipment to third parties. If we were unable to renew our third-party manufacturing agreements, or if the manufacturers were to cease manufacturing any of these products for us for any reason, we may not be able to find alternative manufacturers on terms favorable to us, in a timely manner, or at all. If any of these events should occur, our business, financial condition and results of operations could be materially adversely affected.

We face intense competition, and our failure to compete effectively could have a material adverse effect on our profitability and results of operations.

We face intense competition in the markets for our ophthalmic surgical and eye care products and these markets are subject to rapid and significant technological change. We have numerous competitors in the United States and abroad, including, among others, large companies such as Alcon, Inc., a publicly traded subsidiary of Nestle S.A.; Bausch & Lomb; CIBA Vision Corporation, a unit of Novartis, among others. Many of our competitors have substantially more resources and a greater marketing scale than we do. We may not be able to sustain our current levels of profitability and growth as competitive pressures, including pricing pressure from competitors, increase. In addition, if we are unable to develop and produce or market our products to effectively compete against our competitors, our operating results will materially suffer. We also compete against a large number of providers of alternative vision correction solutions, some of which may have greater financial resources than us. New or different methods of vision correction are continually being introduced. Any of these competitive pressures could result in decreased demand for our products.

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

Our eye care business is impacted by trends in the contact lens care market such as more simplified disinfection systems and technological and medical advances in surgical techniques for the correction of vision impairment. Less expensive one-bottle chemical disinfection systems have gained popularity among soft contact lens wearers instead of peroxide-based lens care products. Also, the growing use and acceptance of daily, frequent replacement and extended wear contact lenses and laser correction procedures, along with the other factors above, could have the effect of continuing to reduce demand for lens care products generally. Our marketing and sales plans may not be appropriate or sufficient to mitigate the effect of these trends on our eye care business and, as a result, our eye care business may suffer.

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

There is a substantial amount of litigation over patent and other intellectual property rights in the ophthalmic industry. The fact that we have patents issued to us for our products does not mean that we will always be able to successfully defend our patents and proprietary rights against challenges or claims of infringement by our competitors. A successful claim of patent or other intellectual property infringement or misappropriation against us could adversely affect our growth and profitability, in some cases materially. We cannot assure you that our products do not and will not infringe issued patents or other intellectual property rights of third parties. From time to time, in the ordinary course of business, we receive notices from third parties alleging infringement or misappropriation of the patent, trademark and other intellectual property rights of third parties by us or our consumers in connection with the use of our products. We may be unaware of intellectual property rights of others that may cover some of our technology. If someone claims that our products infringe their intellectual property rights, whether or not such claims are meritorious, any resulting litigation could be costly and time consuming and would divert the attention of our management and personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements (if available on acceptable terms or at all). We also may be subject to significant damages or an injunction preventing us from manufacturing, selling or using some or some aspect of our products. We may also need to redesign some of our products or processes to avoid future infringement liability. Any of these adverse consequences could have a material adverse effect on our business and profitability.

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

In November 2006, we commenced a voluntary recall of eye care solutions, which resulted in a material decrease in eye care sales and increased costs associated with the recall and the necessary corrective measures, including temporary shutdown of production lines in China.  We cannot assure you that we have fully anticipated the impact of this recall on our eye care business or that we will be able to regain our market position, particularly in Asia. We also cannot assure you that we will be able to address all associated manufacturing issues on a timely basis.

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

Before a new medical device or new use of, or claim for, or modification to an existing product can be marketed in the United States, a company may have to apply for and receive either 510(k) clearance or premarket approval. Either process can be expensive, lengthy and unpredictable. Also, the identification or increased frequency of safety or efficacy concerns could result in product recall or withdrawal or revocation of our FDA clearance or premarket approval. Compliance with these regulations is expensive and time-consuming. We, our subcontractors, and third party manufacturers are subject to periodic and unannounced inspections by FDA and governmental authorities to assess compliance. If we fail to comply, the FDA and state or other regulatory agencies have broad enforcement powers, including any of the following sanctions:

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

Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the United States and foreign countries, including those relating to discharges of substances to the air, water and land, the handling, storage and disposal of hazardous materials and wastes and the cleanup of properties affected by pollutants.  Failure to maintain compliance with these regulations could have a material adverse effect on our business or financial condition.

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

We have a significant amount of debt and substantial debt service requirements. As of December 31, 2006, we had $851.1 million of outstanding debt. Approximately $8.4 million of our revolving credit facility was reserved to support letters of credit issued on our behalf and $291.6 million, exclusive of letters of credit, was available for future borrowings. In addition, we anticipate funding up to $900 million of new debt in connection with our proposed acquisition of IntraLase Corp. See “Risks Relating to the Pending IntraLase Corp. Acquisition” beginning on page 24.

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

If the Existing 2.50% Convertible Notes become convertible pursuant to their terms and the holders elect to convert or if holders elect to put their notes to us on the specified repurchase dates, we may not have sufficient cash to satisfy our obligations. In addition, our 1.375% and 3.25% convertible senior subordinated notes due 2025 and 2026, respectively, contain similar provisions.  We may be unable to repurchase the notes for cash when required by the holders, including following a fundamental change, or to pay the portion of the conversion value upon conversion of any notes by the holders. Our repurchase of any such notes may be prohibited by our other debt instruments, which could cause defaults and cross-defaults under our other debt agreements. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the notes and our other debt.

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

As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. In addition, our failure to comply with these covenants could result in a default under our debt, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt.  As of December 31, 2006, we were in compliance with our financial and other covenants.

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

•                                          developments in the insurance market, which may limit the amount of insurance coverage available to us;

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

Risks Relating to the Pending IntraLase Corp. Acquisition

Even though we and IntraLase have obtained the regulatory approvals required to complete the merger, governmental authorities could still seek to block or challenge the merger.

The merger is subject to review by the Antitrust Division of the Department of Justice and the FTC under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act). Under the HSR Act, we and IntraLase are required to make pre-merger notification filings and to await the expiration or early termination of the statutory waiting period prior to completing the merger. The merger is also subject to review by certain other governmental authorities under the antitrust laws of various other jurisdictions where IntraLase conducts business. We have made all required regulatory filings, the applicable waiting periods have expired and we have therefore obtained all regulatory clearances, consents and approvals required to complete the merger with the exception of one review pending in Germany.  However, after the statutory waiting periods have expired, and even after completion of the merger, governmental authorities could seek to block or challenge the merger as they deem necessary or desirable in the public interest. In addition, in some jurisdictions, a competitor, customer or other third party could initiate a private action under the antitrust laws challenging or seeking to enjoin the merger, before or after it is completed.  We, IntraLase or the combined company may not prevail, or may incur significant costs, in defending or settling any action under the antitrust laws.

We will have more indebtedness after the acquisition of IntraLase, which could adversely affect our cash flows and business.

In order to complete the acquisition, we anticipate arranging for and funding up to $900 million of new financing. Proceeds from the financing will be used to fund the cash consideration paid to IntraLase stockholders.  Our debt outstanding as of December 31, 2006 was $851.1 million.  As a result of the increase in debt, demands on our cash resources may increase after the completion of the acquisition. The increased levels of debt could, among other things:

•                                          require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes;

•                                          increase our vulnerability to, and limit our flexibility in planning for, adverse economic and industry conditions;

•                                          affect our credit rating;

•                                          limit our ability to obtain additional financing to fund future working capital, capital expenditures, additional acquisitions and other general corporate requirements;

•                                          create competitive disadvantages compared to other companies with less indebtedness; and

•                                          limit our ability to apply proceeds from an offering or asset sale to purposes other than the repayment of debt.

Although we expect that the acquisition will result in benefits to the combined company, the combined company may not realize those benefits because of integration and other challenges.

Our ability to realize the anticipated benefits of the acquisition will depend, in part, on our ability to integrate the business of IntraLase with our business. The combination of two independent companies is a complex, costly and time-consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected by us. The difficulties of combining the operations of the companies include, among others:

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

We cannot assure you that the combination of IntraLase with us will result in the realization of the full benefits anticipated from the acquisition.

If the proposed acquisition of IntraLase is not completed, we will have incurred substantial costs that may adversely affect our financial results and operations and the market price of our common stock.

We have incurred and will incur substantial costs in connection with the proposed acquisition of IntraLase. These costs are primarily associated with the fees of attorneys, accountants and our financial advisors. In addition, we have diverted significant management resources in an effort to complete the acquisition and we are subject to restrictions contained in the definitive agreement on the conduct of our business. If the acquisition is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit. Also, if the acquisition is not completed under certain circumstances specified in the definitive agreement, we may be required to pay IntraLase expenses in the amount of $7 million.

In addition, if the acquisition is not completed, we may experience negative reactions from the financial markets and our collaborative partners, customers and employees. Each of these factors may adversely affect the trading price of our common stock and our financial results and operations.

Item 1B. Unresolved Staff Comments

We have no unresolved written comments from the Commission.

Item 2. Properties

Our principal executive offices and research facilities are located in Santa Ana, California, in a facility subleased by us through July 2015.  We also have an administrative, research and development and manufacturing facility in Santa Clara, California, the lease for which expires in May 2008.  We conduct our global operations in facilities that we own or lease. Material facilities include administrative facilities in Australia, Canada, France, Germany, Hong Kong, Ireland, Italy, Spain and the United Kingdom. We also have two facilities in Japan, one used for administration and research and development and the other used for warehousing. We lease all of these facilities. In addition, we operate five manufacturing facilities: one in Añasco, Puerto Rico, where we lease the land and the facility, one in Madrid, Spain, where we own the land and the facility, one in Hangzhou, China, where we own the facility but lease the land, one in Uppsala, Sweden, where we own the land and the facility, and one in Groningen, Netherlands, where we own the land and the facility. We believe these facilities are adequate for the current needs of our business.

Item 3. Legal Proceedings

On January 4, 2005, Dr. James Nielsen filed a complaint against us and Allergan, Inc. in the U.S. District Court of the Northern District of Texas, Dallas Division, for infringement of U.S. Patent No. 5,158,572. Dr. Nielsen alleges that our Array multifocal intraocular lens infringes the patent. He is seeking damages and a permanent injunction.  The trial in this matter was scheduled to begin on November 6, 2006, but this date has been vacated.  A new trial date has not yet been scheduled.

We do not believe, based on current knowledge, that the foregoing legal proceeding is likely to have a material adverse effect on our financial position, results of operations or cash flows. However, we may incur substantial expenses in defending against third party claims.  In the event of a determination adverse to us or our subsidiaries, we may incur substantial monetary liability, and be required to change our business practices.  Either of these could have a material adverse effect on our financial position, results of operations or cash flows.

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

Market Information. The following table shows the quarterly price range of our common stock during the periods listed.

	2006		2005
Calendar Quarter	Low	High	Low	High
First	$41.11	$47.23	$35.91	$44.53
Second	43.97	50.70	35.00	40.90
Third	38.75	52.04	37.25	43.30
Fourth	34.77	41.94	32.04	44.00

Our common stock is listed on the New York Stock Exchange and is traded under the symbol “EYE.” The closing price of our common stock was $38.94 on February 26, 2007.

The approximate number of stockholders of record was 4,600 as of February 26, 2007.

Item 6. Selected Financial Data

The following table sets forth selected financial data as of and for each of the years in the five-year period ended December 31, 2006, which has been derived from our audited consolidated financial statements.

The selected financial data may not be indicative of the results of operations or financial position that we would have obtained if we had been an independent company during the pre-spin-off period of 2002 presented.

No earnings per share data is presented for the year ended December 31, 2002 as our earnings were a part of Allergan’s earnings through the close of business on June 28, 2002.

	For the Year Ended December 31,
	2006(c)	2005(b)	2004(a)	2003	2002
	(in thousands, except per share data)
Statement of Operations:
Net sales	$997,496	$920,673	$742,099	$601,453	$538,087
Cost of sales	379,325	353,325	306,164	227,811	204,338

Gross profit	618,171	567,348	435,935	373,642	333,749

Selling, general and administrative	404,802	396,599	329,197	276,695	235,977
Research and development	66,099	61,646	45,616	37,413	29,917
In-process research and development	—	490,750	28,100	—	—
Business repositioning	46,417	29,680	—	—	—
Net gain on legal contingencies	(96,896)	—	—	—	—

Operating income (loss)	197,749	(411,327)	33,022	59,534	67,855
Interest expense	30,272	29,332	26,933	24,224	13,764
Loss on investments, net	—	—	—	—	3,935
Unrealized loss (gain) on derivative instruments	1,290	(2,563)	403	246	3,199
Loss due to early retirement of Convertible Senior Subordinated Notes	18,783	1,885	116,282	—	—
Other, net	2,588	316	10,620	17,802	2,385

Earnings (loss) before income taxes	144,816	(440,297)	(121,216)	17,262	44,572
Provision for income taxes	65,345	12,900	8,154	6,905	18,662

Net earnings (loss)	$79,471	$(453,197)	$(129,370)	$10,357	$25,910
Basic earnings (loss) per share	$1.25	$(8.28)	$(3.89)	$0.36	—
Diluted earnings (loss) per share	$1.21	$(8.28)	$(3.89)	$0.35	—

(a)             Includes results of the acquired Pfizer Inc. Surgical Ophthalmic Business since June 26, 2004 (date of acquisition).

(b)            Includes results of the acquired VISX business since May 27, 2005 (date of acquisition).

(c)             In 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.”

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and equivalents	$34,522	$40,826	$49,455	$46,104	$80,578
Current assets	478,143	479,005	376,825	252,492	274,494
Total assets	2,013,897	1,980,722	1,076,534	461,345	463,206
Current liabilities	217,453	260,116	193,923	115,301	108,204
Long term debt, net of current portion and short-term borrowings	851,105	500,000	550,643	233,611	277,559

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on AMO’s results of operations and cash flows during each of the three years in the period ended December 31, 2006, and the Company’s financial position at that date. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Risk Factors.” This discussion and analysis should be read in conjunction with the historical consolidated financial statements of AMO and related notes thereto included elsewhere in this Form 10-K.

Overview

We are a global leader in the development, manufacture and marketing of medical devices for the eye. Effective January 1, 2006, our reportable segments are represented by our three business units: cataract/implant, laser vision correction (LVC) and eye care. Previously, our reportable segments were based on geographic regions which comprised the Americas, which included North and South America, Europe/Africa/Middle East, Japan and Asia Pacific, which excluded Japan and included New Zealand and Australia. Sales and operating results for 2005 and 2004 have been conformed to reflect the change in presentation of reportable segments. Our cataract/implant business focuses on the four key products required for cataract surgery — foldable intraocular lenses, or IOLs, implantation systems, phacoemulsification systems and viscoelastics. Our LVC business markets laser systems, diagnostic devices, treatment cards and microkeratomes for use in laser eye surgery. Our eye care business provides a full range of contact lens care products for use with most types of contact lenses. These products include single-bottle, multi-purpose cleaning and disinfecting solutions, hydrogen peroxide-based disinfecting solutions, daily cleaners, enzymatic cleaners and contact lens rewetting drops.

We have operations in approximately 20 countries and sell our products in approximately 60 countries in the following four regions:

•   Americas (North and South America);

•   Europe, Africa and Middle East;

•   Japan; and

•   Asia Pacific (excluding Japan, but including Australia and New Zealand).

Eye Care Recall

In November 2006, we announced the anticipated financial impact associated with the voluntary recall of certain eye care product lots and the related manufacturing capacity constraints caused by a production-line issue at our manufacturing plant in China.  The recall negatively impacted sales in the fourth quarter of 2006 due to sales returns of $9.5 million.  We also estimated approximately $15.0 million in lost sales in 2006 as a result of the recall.  The total of $24.5 million was slightly higher than our original estimate due to higher returns.  We incurred approximately $15.4 million in recall-related costs, of which  approximately $9.5 million was recorded in cost of goods sold and $5.9 million was recorded in selling, general and administrative expenses.  In 2007, we expect to lose approximately $20 million to $25 million in sales and incur about $20 million to $25 million in costs.  The costs are due to start-up related expenses and unabsorbed overhead as production ramps up in the first and second quarters of 2007 and to spending on marketing programs to re-launch products and recapture market share.

We commenced the voluntary recall as a result of a production-line issue at our manufacturing plant in China, which could affect the sterility of the product.  This issue was limited to two of the four production lines in the China facility.  In all, we recalled 2.9 million units, most from Asia Pacific, with about 360,000 units retrieved from Japan and the U.S.  In addition, we destroyed about 5 million units that were still in our control.

To correct the sterility issue, we temporarily closed the China plant to conduct a special cleaning and sanitization, and complete an already-planned expansion.  We began production on two of the plant’s four lines in January 2007 and expect the third also to be operational in the first quarter of 2007.  We have commenced product shipments to Japan distribution centers, and are scheduled to begin shipping to the Asia Pacific markets before the end of the first quarter of 2007.  The remaining line has been completely replaced and is being expanded to provide automated packaging capabilities that are expected to provide greater flexibility.  As per our original schedule, the fourth line is expected to be operational in the late May/early June 2007 timeframe.  Our Spain facility supplies the Americas and European markets so there have been no supply disruptions to these regions as a result of the recall.

Product Rationalization and Repositioning Plan

On October 31, 2005, our Board of Directors approved a product rationalization and repositioning plan covering the discontinuation of non-strategic cataract surgical and eye care products and the elimination or redeployment of resources that support these product lines. The plan also included organizational changes and potential reductions in force in manufacturing, sales and marketing associated with these product lines, as well as organizational changes in research and development and other corporate functions designed to align the organization with our strategy and strategic business unit organization.

The plan further called for increasing our investment in key growth opportunities, specifically our refractive implant product line and international laser vision correction business, and accelerating the implementation of productivity initiatives.

In 2006, we incurred $62.7 million of pre-tax charges, which included $16.3 million for inventory, manufacturing related and other charges included in cost of sales and $46.4 million included in operating expenses for severance, relocation and other one-time termination benefits of $13.7 million, productivity and brand repositioning costs of $37.6 million, offset by net asset disposal gains of $2.8 million and a net credit from settlement of contractual obligations of $2.1 million.  In 2005, we incurred $42.3 million in pre-tax charges which included $12.6 million for inventory related charges included in cost of sales and $29.7 million included in operating expenses for severance, relocation and other one-time termination benefits of $14.0 million, asset write-downs of $9.2 million, contractual obligations of $2.7 million and accelerated productivity and brand repositioning costs of $3.8 million.  We do not expect to incur additional charges associated with this plan.  The cumulative charges incurred of $105.0 million were within the range previously announced.

Pending Acquisition of IntraLase Corp.

On January 5, 2007, we entered into an agreement with IntraLase Corp. (IntraLase) to acquire IntraLase for approximately $808 million in cash.  IntraLase manufactures femtosecond laser systems utilized in LASIK surgery.  Under terms of the agreement, approved by the boards of directors of both companies, after they received fairness opinions from their respective financial advisors, we will pay $25 in cash per share of IntraLase stock and the individually determined cash value per share of outstanding stock options.  We have arranged committed financing from a consortium of banks to complete the transaction.  We expect the transaction to be completed early in the second quarter of 2007. The transaction is subject to IntraLase stockholder approval as well as regulatory approvals and other customary closing conditions.  For a description of the risks related to this transaction, see “Risks Relating to the Pending IntraLase Corp. Acquisition” beginning on page 24.

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

Acquisition of Pfizer Inc. Surgical Ophthalmic Business

On June 26, 2004, we completed the acquisition of the Pfizer Inc. surgical ophthalmic business for $450 million in cash (Pfizer Acquisition). We acquired ophthalmic surgical products and certain manufacturing and research and development facilities located in Uppsala, Sweden, Groningen, Netherlands and Bangalore, India. The products acquired include the Healon line of viscoelastic products used in ocular surgery, the Tecnis intraocular lenses and the Baerveldt glaucoma shunt.

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

Under the manufacturing agreement, which ended on June 29, 2005, Allergan manufactured certain of our eye care products and VITRAX viscoelastics from the date of the spin-off. We purchased these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. During 2005 and 2004, we purchased $41.9 million and $89.3 million, respectively, of product from Allergan. On an annual basis, a pricing “true up” calculation was performed during the first calendar quarter after the end of each year. This “true up” calculation was based on the actual volume of products shipped by Allergan to us during the preceding year versus the forecasted volume submitted by us that was used to calculate the invoiced prices. During the year, we periodically reviewed the volume of purchases and accrued for estimated shortfalls, if any. In October 2005, we received $0.8 million from Allergan for the final “true up” calculation for the last six months of the agreement. In March 2005, we made a payment of $0.2 million to Allergan based upon the “true up” calculation for the year ended December 31, 2004. These payments have been recorded as an increase/decrease to cost of sales in the accompanying consolidated statements of operations.

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

Critical Accounting Policies and Estimates

Revenue Recognition and Accounts Receivable

Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. We record revenue from product sales when title and risk of ownership have been transferred to the customer, which is typically upon delivery to the customer, with the exception of intraocular lenses distributed on a consignment basis, which is upon notification of implantation in a patient. We recognize procedural revenues and revenues from the sale of treatment cards to direct customers when we ship the treatment cards as we have no continuing obligations or involvement subsequent to shipment.

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

In the second quarters of 2006, 2005 and 2004, we performed the annual impairment tests of goodwill and non-amortizable intangible assets, and no impairment was indicated based on these tests.  Effective January 1, 2006, our operating segments consist of three businesses: Cataract/Implant, Laser Vision Correction and Eye Care.  Accordingly, the annual impairment review in the second quarter of 2006 was based on reporting units that are aligned with the current operating segments.

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

We also have an annual performance stock incentive program which provides the opportunity for certain executives to earn long-term incentive compensation awards based upon specified market performance measures. Awards are to be settled in a number of restricted stock shares or units equal to the value of the award amount divided by the fair market value of our common stock on the date the performance criteria is deemed to have been met. The fair value of the awards on the grant date is estimated using a lattice-based valuation model. The associated expense, if any, is recognized on a straight-line basis over the period which starts from the date the annual program is approved by the Board of Directors through the end of the expected vesting period of the restricted stock awards.

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

Comparing Fiscal Years Ended December 31, 2006, 2005 and 2004

The following table presents net sales and operating income by operating segment for 2006, 2005 and 2004, respectively:

	Net Sales			Operating Income
(In thousands)	2006	2005	2004	2006	2005	2004
Cataract/Implant	$519,025	$497,191	$413,422	$266,729	$212,879	$122,267
Laser Vision Correction	216,876	122,615	—	130,848	66,375	—
Eye Care	261,595	300,867	328,677	104,187	106,023	130,008

Total operating segments	$997,496	$920,673	$742,099	$501,764	$385,277	$252,275

Net sales for 2006 increased by $76.8 million, or 8.3%, to $997.5 million in 2006 from $920.7 million in 2005. The increase in 2006 was primarily the result of full year sales of products acquired in the VISX Acquisition in May 2005, subsequent international expansion of our LVC business, as well as increased sales of technologically advanced products due to continued market acceptance of the products offset by the negative impact of the eye care recall and our business rationalization efforts. The unfavorable impact from foreign currency fluctuations on net sales was $2.2 million in 2006. Our net sales and earnings in future periods may be negatively impacted during times of a strengthening U.S. dollar.

Net sales from our cataract/implant segment increased by 4.4% in 2006 compared with 2005. This increase was driven largely by increased sales of our branded promoted products, including the Tecnis and ReZoom intraocular lenses and increased sales of phacoemulsification products.  Net sales were negatively impacted by decreased sales of non-promoted older-technology intraocular lenses and non-promoted viscoelastics. We believe that global sales of cataract/implant products will continue to grow due to increased sales of the Tecnis and ReZoom intraocular lenses. We expect the growth to be partially offset by decreased sales of our older intraocular lenses as we continue our strategy of promoting our higher-technology intraocular lenses, Tecnis and ReZoom.

Net sales from our LVC segment increased 76.9% in 2006 compared with 2005, reflecting the full year benefit of the May 2005 VISX acquisition, growth in CustomVue procedures and strong international system sales.  Net sales of acquired VISX products approximated $206.2 million in 2006 compared with approximately $111.1 million in 2005.

Net sales from our eye care segment decreased by 13.1% in 2006 compared with 2005 primarily due to the impact of the recall, decreased sales of hydrogen peroxide-based products, principally in Europe and Japan, where the migration to single-bottle cleaning regimens continues, and decreased sales of multipurpose solutions in Japan due to an increase in the market for daily disposable lenses.  As previously discussed, sales in 2006 were negatively impacted by the recall.

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

The net unfavorable impact on net sales from foreign currency fluctuations in all geographic regions was $2.2 million in 2006. Our net sales and earnings in future periods may be negatively impacted during times of a strengthening U.S. dollar. Net sales in the Americas include the favorable impact of foreign currency fluctuations of $2.7 million in 2006 primarily due to currencies in Canada and Latin America. Net sales in Europe/Africa/Middle East include the favorable impact of foreign currency fluctuations of $3.2 million primarily due to changes in the U.S. dollar versus the euro in 2006. Net sales in Japan include the unfavorable impact of foreign currency fluctuations of $7.7 million resulting from changes in the U.S. dollar versus the Japanese yen in 2006. Net sales in Asia Pacific include the unfavorable impact of foreign currency fluctuations of $0.4 million in 2006.

Net sales in the U.S. represented 41.6%, 32.9%, and 25.2% of total net sales in 2006, 2005 and 2004, respectively. Additionally, sales in Japan represented 13.9%, 18.9%, and 25.8% of total net sales in 2006, 2005 and 2004, respectively. No other country, or any single customer, generated over 10% of total net sales in any of these years.

Net sales for 2005 increased by $178.6 million, or 24.1%, to $920.7 million in 2005 from $742.1 million in 2004. The increase in 2005 was primarily the result of sales of products acquired in the VISX Acquisition in May 2005 and the full year impact of the purchase of the Pfizer ophthalmic surgical business in June 2004, as well as increased sales of technologically advanced products due to continued market acceptance. Net sales of acquired VISX products, included in the LVC segment, approximated $111.1 million in 2005. Net sales of acquired Pfizer ophthalmic surgical products, included in the cataract/implant segment, were $168.4 million in 2005 and $75.8 million in 2004. These increases were partially offset by declines in our older non-promoted and discontinued products and eye care sales in Japan and Europe.

Net sales from our cataract/implant segment increased by 20.2% in 2005 compared with 2004. This increase was driven largely by net sales of acquired Pfizer ophthalmic surgical products described above and increased sales of our branded promoted products, including the Healon family of viscoelastics, Tecnis and ReZoom intraocular lenses, and increased sales of Sensar intraocular lenses and phacoemulsification products. Net sales were negatively impacted by decreased sales of non-promoted older-technology intraocular lenses and non-promoted viscoelastics.

Net sales from our LVC segment in 2005 primarily comprised products from the VISX acquisition. Microkeratomes comprised the remaining portion of LVC net sales in 2005. Sales of microkeratomes were included in the cataract/implant segment in 2004 and were not significant.

Net sales from our eye care segment decreased by 8.5% in 2005 compared with 2004 primarily due to decreased sales of hydrogen peroxide-based products, principally in Europe and Japan, where the migration to single-bottle cleaning regimens continued, and decreased sales of multipurpose solutions in Japan due to an increase in the market for daily disposable lenses. The favorable impact from foreign currency fluctuations during the first nine months of 2005 were offset by a negative impact in the fourth quarter of 2005.

The net unfavorable impact on net sales from foreign currency fluctuations in all geographic regions was $0.2 million in 2005. The favorable impact from foreign currency fluctuations during the first nine months of 2005 were offset by a negative impact in the fourth quarter of 2005.  Net sales in the Americas include the favorable impact of foreign currency fluctuations of $2.3 million in 2005 primarily due to currencies in Canada and Latin America. Net sales in Europe/Africa/Middle East include the unfavorable impact of foreign currency fluctuations of $1.0 million primarily due to the strengthening of the U.S. dollar versus the euro in 2005. Net sales in Japan include the unfavorable impact of foreign currency fluctuations of $3.2 million resulting from the strengthening of the U.S. dollar versus the Japanese yen in 2005. Net sales in Asia Pacific include the favorable impact of foreign currency fluctuations of $1.7 million in 2005.

Income and expenses. The following table sets forth certain statement of operations items as a percentage of net sales:

	Year Ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	38.0	38.4	41.3
Gross margin	62.0	61.6	58.7
Other operating costs and expenses:
Selling, general and administrative	40.6	43.1	44.4
Research and development	6.6	6.7	6.1
In-process research and development	—	53.3	3.8
Business repositioning	4.7	3.2	—
Net gain on legal contingencies	(9.7)	—	—
Operating income (loss)	19.8	(44.7)	4.4
Interest expense	3.0	3.2	3.6
Unrealized loss (gain) on derivative instruments	0.1	(0.3)	—
Loss due to early retirement of convertible senior subordinated notes	1.9	0.2	15.7
Other non-operating expense, net	0.3	—	1.4
Earnings (loss) before income taxes	14.5%	(47.8)%	(16.3)%
Net earnings (loss)	8.0%	(49.2)%	(17.4)%

Gross margin. Our gross margin percentage increased as a percentage of net sales by 0.4 percentage points to 62.0% in 2006 from 61.6% in 2005.  The increase in gross margin was largely driven by sales growth in the higher margin Healon family of viscoelastics and sales of acquired VISX products.  Gross profit for 2006 included a charge of $16.3 million, or a 1.6 percentage point impact on gross margin, for inventory provisions associated with our product rationalization and business repositioning plan. The eye care recall also had a negative impact of $19.0 million from sales returns, inventory provisions and other charges, or a 1.9 percentage point impact on gross margin.  Our gross margin percentage increased as a percent of net sales by 2.9 percentage points to 61.6% in 2005 from 58.7% in 2004. Gross profit for 2005 included a charge of $12.6 million, or a 1.4 percentage point impact on gross margin, for inventory provisions associated with our product rationalization and business repositioning plan.

Selling, general and administrative. Selling, general and administrative expenses as a percentage of net sales was 40.6% in 2006, compared to 43.1% in 2005. Selling, general and administrative expenses in 2006 include approximately $1.8 million in acquisition and integration-related charges, amortization expense of $40.0 million related to acquired intangible assets and $5.9 million related to the eye care recall. Selling, general and administrative expenses in 2006 also include a $1.5 million charge associated with the termination of a distributor agreement in India that we had with our former parent, Allergan. Stock-based compensation expense under SFAS 123R included in selling, general and administrative expenses was $14.8 million in 2006. Selling, general and administrative expenses decreased as a percent of net sales by 1.3 percentage points to 43.1% in 2005 from 44.4% in 2004. Selling, general and administrative expenses in 2005 include approximately $14.6 million in acquisition and integration-related charges and amortization expense of $26.7 million related to acquired intangible assets. Selling, general and administrative expenses in 2005 also include an $8.6 million charge associated with the termination of a distributor agreement in India that we had with our former parent, Allergan.  In addition, selling, general and administrative expenses in 2005 were impacted by selling costs associated with acquired VISX products of $16.2 million.

Research and development. Research and development expenditures as a percentage of net sales in 2006 remained relatively constant as compared to 2005 and as a percentage of net sales increased slightly in 2005 as compared to 2004. Our research and development strategy is to develop proprietary products for vision correction that are safe and effective and address unmet needs. We are currently focusing on new advancements that build on our Tecnis, Healon and Sovereign technologies, corneal and lens-based solutions to presbyopia and dry eye products.

In-process research and development.  In 2005, we incurred an in-process research and development (IPR&D) charge of $488.5 million related to the VISX Acquisition.  This charge represented the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. The Company recorded $449.2 million of this amount in the second quarter of 2005 and $39.3 million in the third quarter of 2005. The additional charge in the third quarter of 2005 resulted primarily from the completion of the IPR&D valuation. The fair value assigned to IPR&D comprised the following projects: High Myopia for CustomVue - $14.7 million, Excimer Laser Improvements - $56.2 million and Presbyopia - $417.6 million.  The fair value of these projects was determined by performing a discounted cash flow analysis using the “income” approach.  Net cash flows attributable to these projects were discounted to their present values at a rate commensurate with the perceived risk, which for these projects ranged from 19.0 to 21.0 percent.  High myopia for CustomVue was forecasted to be approved for sale in the U.S. in late 2005.  FDA approval was received in September 2005.  A procedure to treat presbyopia is forecasted to be approved for sale in the U.S. in mid-2007.  Management’s best estimate of additional research and development expenses needed prior to expected FDA approval for these procedures ranges from $4 million to $6 million.  Additional research and development expenses in the range of $8 million to $10 million represent management’s best estimate as to the additional R&D expenses to bring excimer laser system improvements to market. Forecasted discounted cash flows for each product once launched include estimates for normal sustaining engineering and maintenance R&D.  These projects are currently on track for the expected approval dates.  However, the major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining the necessary approvals. We can provide no assurance that the approvals will be received on this schedule or at all.

Business repositioning costs.  On October 31, 2005, our Board of Directors approved a product rationalization and repositioning plan covering the discontinuation of non-strategic cataract surgical and eye care products and the elimination or redeployment of resources that support these product lines. The plan also includes organizational changes and potential reductions in force in manufacturing, sales and marketing associated with these product lines, as well as organizational changes in research and development and other corporate functions designed to align the organization with our strategy and strategic business unit organization. The plan further calls for increasing our investment in key growth opportunities, specifically our refractive implant product line and international laser vision correction business, and accelerating the implementation of productivity initiatives.  In 2006, we incurred $62.7 million of pre-tax charges, which included $16.3 million for inventory, manufacturing related and other charges included in cost of sales and $46.4 million included in operating expenses for severance, relocation and other one-time termination benefits of $13.7 million, productivity and brand repositioning costs of $37.6 million, offset by net asset disposal gains of $2.8 million and a net credit from settlement of contractual obligations of $2.1 million.  We incurred $42.3 million in pre-tax charges during the fourth quarter of 2005 which included $12.6 million for inventory, manufacturing related and other charges included in cost of sales and $29.7 million included in operating expenses for severance, relocation and other one-time termination benefits of $14.0 million, asset write-downs of $9.2 million, contractual obligations of $2.7 million and accelerated productivity and brand repositioning costs of $3.8 million. The cumulative charges incurred of $105.0 million were within the range previously announced. We do not expect to incur additional charges associated with this plan.

Net gain on legal contingencies.  We recognized a net gain on legal contingencies of $96.9 million in 2006, primarily from settlement of pending patent litigation, net of costs incurred. On July 7, 2006, we entered into a settlement agreement with Alcon, Inc., Alcon Laboratories, Inc., and Alcon Manufacturing Ltd. (collectively, “Alcon”) regarding all pending patent litigation between us and Alcon. The settlement required Alcon to pay us a lump-sum payment of $121 million which was received in July 2006 and was accounted for in the third quarter.  The parties agreed to dismiss all pending patent litigation in Delaware and Texas, agreed not to sue each other regarding the patents at issue in those cases, and cross-licensed patents covering existing features of commercially available phacoemulsification products.

Operating income. Operating income (loss) was $197.7 million, $(411.3) million and $33.0 million in 2006, 2005 and 2004, respectively. Operating income as a percentage of net sales, or operating margin, was 19.8% in the year ended December 31, 2006. Our 2006 operating income was impacted by a $96.9 million net gain related to the settlement of legal matters discussed above, an aggregate $66.0 million in net charges associated with rationalization and repositioning initiatives, acquisitions, integrations, and termination of a distributor contract.  Operating income was impacted by a $19.2 million charge for stock-based compensation expense under SFAS 123R. Operating income was also negatively impacted by $24.9 million related to the eye care recall. The $411.3 million operating loss in 2005 reflected the impact of $536.9 million in charges related primarily to acquisitions, recapitalizations, and product rationalizations and repositioning actions.

Operating income from our Cataract/Implant business increased by $53.9 million in the year ended December 31, 2006, due to the increase in net sales and favorable mix of higher margin products discussed above, along with the favorable impact of cost containment measures taken in connection with our business repositioning plan. Operating income from our LVC business increased by $64.5 million in the year ended December 31, 2006, due to sales of products acquired from VISX in May 2005. Operating income from our Eye Care business decreased by $1.8 million in the year ended December 31, 2006, primarily due to the recall and continued softness in the market for hydrogen peroxide based products, partially offset by lower selling and promotional costs attributable to discontinued products and cost savings from business repositioning actions.

Operating income from our cataract/implant segment increased by $90.6 million in 2005 compared with 2004 due to the increase in net sales and favorable mix of higher margin products discussed above, along with the favorable impact of cost containment measures taken in connection with our business repositioning plan. Operating income from our cataract/implant segment for 2004 included a charge of $28.1 million for manufacturing profit capitalized in inventory and expensed related to the Pfizer Acquisition. Operating income from our LVC business of $66.4 million resulted from the impact of products acquired from VISX in May 2005. Operating income from our eye care segment decreased by $24.0 million in 2005 compared with 2004 primarily due to the unfavorable impact from continued softness in the market for hydrogen peroxide based products, primarily in Japan.

Non-operating expense. Interest expense was $30.3 million, $29.3 million and $26.9 million in 2006, 2005 and 2004, respectively. Interest expense in 2006 includes a pro-rata write-off of debt issuance costs of $3.3 million primarily associated with the termination of the term loan. Interest expense in 2005 includes a pro-rata write-off of debt issuance costs of $5.8 million primarily associated with the termination of the term loan, partially offset by the recognition of a realized gain on interest rate swaps of $0.8 million. We anticipate interest expense to increase in 2007 relative to 2006 due to the anticipated additional debt in connection with the pending acquisition of IntraLase and a full year of interest on our 3.25% notes.

We recorded an unrealized loss (gain) on derivative instruments of $1.3 million, $(2.6) million and $0.4 million in 2006, 2005 and 2004, respectively. We record as “unrealized loss (gain) on derivative instruments” the mark to market adjustments on the outstanding foreign currency options and forward contracts which we entered into to reduce the volatility of expected earnings in currencies other than the U.S. dollar.

During the year ended December 31, 2006, we entered into an accelerated share repurchase arrangement with a third party to use the proceeds from the issuance of the 3.25% Notes to purchase $500.0 million of AMO common stock at a volume weighted price per share over the term of the agreement.  During 2006, the third party had delivered to us in the aggregate, 10.5 million shares of AMO common stock.  The impact of the shares repurchased under this arrangement in 2006 reduced stockholders’ equity by $500.0 million, which included $0.1 million for the par value of Common Stock, additional paid-in capital of $247.2 million and accumulated deficit of $252.7 million.  Repurchased shares were retired upon delivery to us.  In addition, during 2006, we repurchased $148.9 million of aggregate principal amount of convertible senior subordinates notes ($103.9 million of the principal amount of the 2.5% notes and $45.0 million of the principal amount of the 1.375% notes) utilizing borrowings under our senior credit facility.  We incurred a loss on debt extinguishment of $18.8 million, and wrote off debt issuance costs of $3.3 million in 2006 in conjunction with the note repurchases.

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

In 2004, the loss due to exchange of the 3 ½% convertible senior subordinated notes of $116.3 million is comprised of a non-cash charge of $111.7 million and a cash charge of $4.6 million.  In the second quarter of 2004, we exchanged approximately 5.8 million shares of common stock and $4.6 million of cash for approximately $108.6 million in aggregate principal amount of these notes.  Because these notes we not convertible into equity at such time, a non-cash charge of $107.2 million and a cash charge of $4.6 million was recorded.  The $107.2 million non-cash charge was comprised of a charge of $89.1 million representing the difference between the fair market value of 5.3 million shares of common stock issued in exchange for the notes and the principal amount of notes exchanged and a charge of $18.1 million representing the fair market value of 0.5 million shares of common stock issued as a premium.  The $4.6 million cash charge represented cash issued as a premium.  In the remainder of 2004, we exchanged approximately 1.2 million shares of common stock for approximately $22.8 million in aggregate principal amount of these notes.  As a result, a non-cash charge of $4.5 million representing the fair value of shares issued as a premium was recorded.

Other net non-operating expense was $2.6 million for 2006. Other non-operating expense of $0.3 million for 2005.  Other non-operating expense of $10.6 million for 2004 included $10.8 million paid for the repurchase of the 9 ¼% senior subordinated notes and early debt extinguishment costs and fees of $0.1 million aggregating $10.9 million partially offset by foreign exchange gains and interest income.

Income taxes.  In 2006, we recorded a provision for income taxes of $65.3 million on pre-tax income of $144.8 million.  The pre-tax income in 2006 included a net gain on legal contingencies of $96.9 million, for which we recorded income tax expense of $39.9 million, and charges of $18.8 million associated with the repurchase of convertible notes, which resulted in the recognition of partial deferred tax benefit of $3.9 million.  Additionally, we recorded a deferred tax benefit of $6.3 million from stock-based compensation of $19.2 million under SFAS 123R.  We have provided a tax provision at 41.5% on the remaining pre-tax income.  The increase in the tax rate on remaining pre-tax income is due to the impact of the recall, repositioning and the related impact on realization of foreign tax credits.  Income taxes are provided on taxable income at the statutory rates applicable to such income and we have provided for U.S. federal income taxes and anticipated foreign withholding taxes on the undistributed earnings of non-U.S. subsidiaries.

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

The American Jobs Creation Act of 2004 was signed into law in October 2004, which allowed companies to elect to repatriate cash into the United States in 2005 at a special, temporary effective tax rate of 5.25 percent. Based on our evaluation of the amount of foreign earnings that we have elected to treat under this special provision, the income tax benefit of the repatriation was $5.7 million in 2005.

The lower tax rate in 2005 reflected continuing implementation of our long-term tax strategies, as well as final adjustments of previously accrued pre-spin-off taxes attributable to our business in 2002 and payable to Allergan pursuant to a pre-spin tax sharing agreement. These adjustments included a $1.4 million benefit from the resolution of a discrete item in the third quarter of 2005, which was recorded in the income tax provision.

We believe our future effective income tax rate may vary depending on our mix of domestic and international taxable income or loss and the various tax and treasury methodologies we implement, including our policy regarding repatriation of future accumulated foreign earnings.

In 2004, we recorded a provision for income taxes of $8.2 million even though we had a pre-tax loss of $121.2 million. We recorded such provision as no tax benefit has been recognized for the IPR&D charge of $28.1 million nor for the aggregate charge of $116.3 million related to the exchange of the 3 ½% convertible senior subordinated notes. We provided a tax provision at 35% on the remaining income in 2004.  The lower tax rate in 2004 reflected continuing implementation of our long-term tax strategies.

Net earnings (loss). Net earnings (loss) was $79.5 million, $(453.2) million and $(129.4) million in 2006, 2005 and 2004, respectively. Net earnings in 2006 was primarily due to the full year of operating results attributable to the VISX acquisition, the net gain on legal contingencies, partially offset by business repositioning costs, stock-based compensation expense under SFAS 123R and net charges incurred for the early retirement of convertible senior subordinated debt.  The net loss in 2005 included an aggregate after-tax charge of $536.9 million, primarily due to the VISX Acquisition, business repositioning costs, integration related costs, and termination of a distributor agreement in India, write-off of debt issuance costs and exchange of the 3 ½% convertible senior subordinated notes, partially offset by tax benefits from the American Jobs Creation Act of 2004 and final adjustments with Allergan.

The net loss in 2004 included an aggregate after-tax charge of $175.5 million related to the following: the manufacturing profit capitalized in inventory and expensed related to the Pfizer Acquisition; the charge to terminate a distributor contract following the decision to move to a direct sales model in Belgium as a result of the Pfizer Acquisition and severance paid to employees considered redundant upon completion of the Pfizer Acquisition; the in-process research and development charge related to the Pfizer Acquisition; the pro-rata write-off of debt issuance costs and write-off of original issue discount net of a net realized gain on interest rate swaps; and the charges related to the repurchase of the 9 ¼%  senior subordinated notes and the exchange of the 3 ½% convertible senior subordinated notes.

Liquidity and Capital Resources

We assess our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms. As of December 31, 2006, we had cash and equivalents of $34.5 million.

Historically, we have generated cash from operations in excess of working capital requirements, and we expect to do so in the future. Net cash provided by operating activities in 2006 was $224.8 million compared to $20.8 million in 2005 and $39.7 million in 2004.  Operating cash flow improved in 2006 compared to 2005 largely as a result of settlement of legal contingencies, the non-cash impact of stock-based compensation, depreciation and amortization and loss on exchange of convertible notes.  Other improvements included timing of collections on trade receivables and payments for interest on outstanding debt and income taxes, as well as the favorable impact of the VISX acquisition. These improvements were partially offset by an increase in cash payments to finalize business repositioning actions in 2006 and recall costs.  Operating cash flow decreased in 2005 compared to 2004 due to increases in cash paid for income taxes, timing of accounts payable payments and inventory buildup, partially offset by the favorable impact of the VISX acquisition and timing of accounts receivable collections.  The inventory buildup was due in part to “bridging” stock related to the recent transfer of eye care manufacturing from Allergan and the increases in the size and scope of our global manufacturing network.

Net cash used in investing activities was $40.4 million, $79.9 million, and $482.2 million in 2006, 2005 and 2004, respectively.  The majority of 2006 capital expenditures were for the Uppsala, Sweden manufacturing facility to separate the facility from existing Pfizer operations and related upgrades, and for upgrades to our eye care product manufacturing facility in Madrid, Spain. The 2005 capital expenditures are primarily comprised of expenditures to upgrade our viscoelastics manufacturing facility in Uppsala, Sweden.  The 2005 amount includes $36.9 million net cash paid primarily for the acquisition of VISX.  The 2004 capital expenditures are primarily comprised of expansion of our manufacturing facilities in preparation for the transition away from the Allergan manufacturing agreement, expenditures at the acquired manufacturing facilities and construction of research and development facilities at our leased headquarters. The 2004 amount also includes the $456.7 million Pfizer Acquisition purchase price, which was financed with a portion of the proceeds from the issuance of $350.0 million of 2 ½% convertible senior subordinated notes and a $250.0 million term loan. Expenditures for property, plant and equipment totaled $29.0 million, $23.1 million, and $17.5 million in 2006, 2005, and 2004, respectively.  Expenditures for demonstration (demo) and bundled equipment, primarily phacoemulsification and microkeratome surgical equipment, were $10.8 million, $11.1 million, and $6.8 million in 2006, 2005, and 2004, respectively. We maintain demo and bundled equipment to facilitate future sales of similar equipment and related products to our customers. Expenditures for capitalized internal-use software were $3.2 million, $8.8 million, and $2.4 million in 2006, 2005, and 2004, respectively. The 2005 software expenditures were due to acquisition related integrations and improvements to support common global technology platforms. We capitalize internal-use software costs after technical feasibility has been established. In 2007, we expect to invest approximately $50.0 million to $60.0 million in property, plant and equipment, demo and bundled equipment, and capitalized software as part of the overall expansion of our business.

Net cash used in financing activities was $189.8 million in 2006, which primarily comprised $227.7 million of debt repayments and financing related costs of $11.1 million, offset by $42.2 million from the sale of stock to employees and $6.7 million of excess tax benefits.  Proceeds of $500.0 million from the issuance of the 3.25% convertible senior subordinated notes were used to repurchase 10.5 million shares of AMO common stock.

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

At December 31, 2006, approximately $8.4 million of the revolving credit facility was reserved to support letters of credit issued on our behalf for normal operating purposes and we had approximately $291.6 million undrawn and available revolving loan commitments.

At December 31, 2005, we had $10.0 million of borrowings outstanding under a short-term loan from Bank of Ireland to our subsidiary, AMO Ireland. This loan was supported by a $10.0 million letter of credit and was paid in its entirety on February 21, 2006 and is no longer available for borrowing.

Our senior credit facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios. Certain covenants under the senior credit facility may limit the incurrence of additional indebtedness. The senior credit facility prohibits dividend payments. We were in compliance with these covenants at December 31, 2006.  Our senior credit facility is collateralized by a first priority perfected lien on, and pledge of, all of the combined company’s present and future property and assets (subject to certain exclusions), 100% of the stock of the domestic subsidiaries, 66% of the stock of the foreign subsidiaries and all present and future intercompany debts.

Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from some of our non-U.S. subsidiaries may result in additional tax costs. However, these cash balances are generally available without legal restriction to fund ordinary business operations.

We believe that the net cash provided by our operating activities, supplemented as necessary with borrowings available under our revolving credit facility and existing cash and equivalents, will provide sufficient resources to fund the expected 2007 capital expenditures, and to meet our working capital requirements, debt service and other cash needs over the next year.

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

Foreign currency fluctuations. Approximately 58%, 67%, and 75% of our revenues in the years ended December 31, 2006, 2005 and 2004, respectively, were derived from operations outside the United States, and a significant portion of our cost structure is denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

Contractual obligations. The following represents a list of our material contractual obligations and commitments as of December 31, 2006:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(in millions)
Long-term debt, principal amount	$—	$—	$—	$851.1	$851.1
Cash commitments for interest payments	23.8	47.7	47.7	333.6	452.8
Operating lease obligations	16.1	17.0	8.2	21.8	63.1
IT services	3.6	—	—	—	3.6
Other purchase obligations, primarily purchases of inventory and capital equipment	62.0	4.6	—	—	66.6

Off-balance sheet arrangements.  We had no off-balance sheet arrangements at December 31, 2006.

New Accounting Standards

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”).and is effective for fiscal years beginning after December 15, 2006.  FIN 48 clarifies the accounting for uncertainties in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” by prescribing guidance for the recognition, derecognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction.  FIN 48 requires that any liability created for unrecognized tax benefits be disclosed.  The application of FIN 48 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets.  The Company will be required to adopt FIN 48 as of January 1, 2007.  If there are changes in the net assets of the Company as a result of the application of FIN 48, the cumulative effects, if any, will be recorded as an adjustment to retained earnings.  We are currently evaluating the impact of adoption of FIN 48 and have not yet determined the effect on our earnings or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS No. 157 on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The adoption of SAB No. 108 in 2006 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders’ equity. We adopted SFAS No. 158 in the fourth quarter of fiscal 2006.  The impact of the adoption of this new accounting standard is disclosed in Note 10 to the consolidated financial statements.  The effect on the balance sheet as of December 31, 2006 from the adoption of SFAS No. 158 was based on the funded status of the defined benefit plans as of September 30, 2006, the measurement date of the plans’ assets and obligations.  We will be required to change the measurement date to December 31 in fiscal year 2008.

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

Interest rate risk. At December 31, 2006, our debt comprises domestic borrowings of $851.1 million of fixed rate debt.

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

The tables below present information about our debt obligations and interest rate derivatives for the years ended December 31, 2006 and 2005:

December 31, 2006

	Maturing in
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Market Value
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$246,105	$246,105	$238,722
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$105,000	$105,000	$99,554
Weighted Average Interest Rate	—	—	—	—	—	1.375%	1.375%
Fixed Rate	$—	$—	$—	$—	$—	$500,000	$500,000	$455,950
Weighted Average Interest Rate	—	—	—	—	—	3.25%	3.25%
Total Debt Obligations	$—	$—	$—	$—	$—	$851,105	$851,105	$794,226
Weighted Average Interest Rate	—	—	—	—	—	2.80%	2.80%

December 31, 2005

	Maturing in
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Market Value
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$350,000	$350,000	$376,705
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$150,000	$150,000	$150,948
Weighted Average Interest Rate	—	—	—	—	—	1.375%	1.375%
Variable Rate	$10,000	$—	$—	$—	$—	$—	$10,000	$10,000
Weighted Average Interest Rate	4.61%	—	—	—	—	—	4.61%
Variable Rate	$50,000	$—	$—	$—	$—	$—	$50,000	$50,000
Weighted Average Interest Rate	6.22%	—	—	—	—	—	6.22%
Total Debt Obligations	$60,000	$—	$—	$—	$—	$500,000	$560,000	$587,653
Weighted Average Interest Rate	5.95%	—	—	—	—	2.16%	2.57%

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

We use foreign currency option contracts, which provide for the sale of foreign currencies to offset foreign currency exposures expected to arise in the normal course of our business. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. The principal currencies subject to this process are the Japanese yen and the euro. The foreign exchange forward contracts are entered into to protect the value of foreign currency denominated monetary assets and liabilities and the changes in the fair value of the foreign currency forward contracts were economically designed to offset the changes in the revaluation of the foreign currency denominated monetary assets and liabilities. These forward contracts are denominated in currencies which represent material exposures. The changes in the fair value of foreign currency option and forward contracts are recorded through earnings as “Unrealized loss (gain) on derivative instruments” while any realized gains or losses on expired contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of operations. Any premium cost of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized over the life of the options.

At December 31, 2006, there are no outstanding interest rate swaps.

The following tables provide information about our foreign currency derivative financial instruments outstanding as of December 31, 2006 and 2005. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	December 31, 2006		December 31, 2005
	Notional Amount	Average Contract or Strike Rate	Notional Amount	Average Contract or Strike Rate
	(in $ millions)		(in $ millions)

Foreign currency forward contracts:
Receive US$/Pay Foreign Currency:
Swedish Krona	$8.8	6.85	$31.5	7.94
U.K. Pound	—	—	5.2	1.72
Canadian Dollar	9.5	1.16	—	—
Australia Dollar	7.1	1.27	—	—
Swiss Franc	—	—	1.5	1.31
Japanese Yen	7.1	118.8	—	—
Pay US$/Receive Foreign Currency:
Japanese Yen	—	—	3.0	117.45
Euro	—	—	5.9	1.19
Swiss Franc	3.7	1.22	—	—
Canadian Dollar	—	—	3.4	1.17
Australia Dollar	—	—	2.9	0.73

Total Notional	$36.2		$53.4
Estimated Fair Value	$—		$—

Foreign currency purchased put options:
Japanese Yen	$72.0	118.00	$66.2	117.83
Euro	50.8	1.24	40.2	1.18
Foreign currency sold call options:
Japanese Yen	81.3	104.50	60.0	106.60
Euro	53.1	1.29	43.0	1.26

Total Notional	$257.2		$209.4
Estimated Fair Value	$(0.6)		$1.1

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of December 31, 2006 and 2005. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The impact of foreign exchange risk management transactions on income was a net realized gain (loss) of $2.3 million, $(2.0) million and $(1.9) million in 2006, 2005 and 2004, respectively, which are recorded in “Other, net” on the accompanying consolidated statements of operations.

Item 8: Financial Statements and Supplementary Data

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2005
	(In thousands, except share data)
ASSETS
Current assets
Cash and equivalents	$34,522	$40,826
Trade receivables, net	232,408	238,761
Inventories	127,532	104,820
Deferred income taxes	41,698	66,476
Income tax receivable	15,045	—
Other current assets	26,938	28,122
Total current assets	478,143	479,005
Property, plant and equipment, net	132,756	115,725
Deferred income taxes	13,260	12,626
Other assets	69,365	52,473
Intangible assets, net	471,664	495,609
Goodwill	848,709	825,284
Total assets	$2,013,897	$1,980,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and short-term borrowings	$—	$60,000
Accounts payable	53,897	64,045
Accrued compensation	41,896	43,406
Other accrued expenses	120,384	90,666
Income taxes	—	1,434
Deferred income taxes	1,276	565
Total current liabilities	217,453	260,116
Long-term debt, net of current portion	851,105	500,000
Deferred income taxes	185,844	182,179
Other liabilities	43,504	28,365
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 240,000,000 shares authorized; 59,512,106 and 67,832,010 shares issued	595	678
Additional paid-in capital	1,409,475	1,586,864
Accumulated deficit	(730,800)	(557,586)
Accumulated other comprehensive income (loss)	36,745	(19,870)
Less treasury stock, at cost (1,397 and 1,397 shares)	(24)	(24)
Total stockholders’ equity	715,991	1,010,062
Total liabilities and stockholders’ equity	$2,013,897	$1,980,722

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Net sales	$997,496	$920,673	$742,099
Cost of sales	379,325	353,325	306,164
Gross profit	618,171	567,348	435,935
Selling, general and administrative	404,802	396,599	329,197
Research and development	66,099	61,646	45,616
In-process research and development	—	490,750	28,100
Business repositioning	46,417	29,680	—
Net gain on legal contingencies	(96,896)	—	—
Operating income (loss)	197,749	(411,327)	33,022
Non-operating expense (income):
Interest expense	30,272	29,332	26,933
Unrealized loss (gain) on derivative instruments	1,290	(2,563)	403
Loss due to early retirement of Convertible Senior Subordinated Notes (note 6)	18,783	1,885	116,282
Other, net	2,588	316	10,620
	52,933	28,970	154,238
Earnings (loss) before income taxes	144,816	(440,297)	(121,216)
Provision for income taxes	65,345	12,900	8,154
Net earnings (loss)	$79,471	$(453,197)	$(129,370)
Net earnings (loss) per share:
Basic	$1.25	$(8.28)	$(3.89)
Diluted	$1.21	$(8.28)	$(3.89)
Weighted average number of shares outstanding:
Basic	63,383	54,764	33,284
Diluted	65,571	54,764	33,284

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Retained	Accumulated
			Additional		Earnings	Other
	Common Stock		Paid-In	Unearned	(Accumulated	Comprehensive	Treasury Stock			Comprehensive
	Shares	Par Value	In Capital	Compensation	Deficit)	Income (Loss)	Shares	Amount	Total	Income (Loss)
	(in thousands)
Balance at December 31, 2003	29,379	$294	$54,128	$(64)	$24,981	$13,868	(1)	$(15)	$93,192

Comprehensive loss
Net loss					(129,370)				(129,370)	$(129,370)
Foreign currency translation adjustments						55,799			55,799	55,799
Unrealized gain on derivative instrument qualifying as cash flow hedge, net of $112 of tax						207			207	207
Total comprehensive loss										$(73,364)
Issuance of common stock in connection with convertible note exchanges	7,021	70	243,881						243,951
Issuance of common stock under stock option plan	490	5	4,934						4,939
Issuance of common stock under stock purchase plans	171	2	3,051						3,053
Issuance of restricted stock	8		265	(265)					—
Expense of compensation plan				219					219
Tax benefits from employee stock plans			4,288						4,288
Purchase of treasury stock, at cost								(8)	(8)

Balance at December 31, 2004	37,069	$371	$310,547	$(110)	$(104,389)	$69,874	(1)	$(23)	$276,270
Comprehensive loss
Net loss					(453,197)				(453,197)	$(453,197)
Foreign currency translation adjustments						(89,537)			(89,537)	(89,537)
Reclassification adjustment for realized gain on derivative instrument qualifying as cash flow hedge, net of $112 of tax						(207)			(207)	(207)
Total comprehensive loss										$(542,941)
Issuance of common stock in connection with convertible note exchanges	453	4	10,126						10,130
Issuance of common stock under stock option plan	2,305	23	41,388						41,411
Issuance of common stock under stock purchase plans	144	1	4,429						4,430
Issuance of restricted stock	74	1	4,008	(4,008)					1
Cancellation of restricted stock			(49)	49					—
Issuance of common stock under VISX acquisition	27,787	278	1,202,907						1,203,185
Expense of compensation plan				1,245					1,245
Tax benefits from employee stock plans			16,332						16,332
Transfer of restricted stock to treasury stock								(1)	(1)

Balance at December 31, 2005	67,832	$678	$1,589,688	$(2,824)	$(557,586)	$(19,870)	(1)	$(24)	$1,010,062
Comprehensive income
Net earnings					79,471				79,471	$79,471
Foreign currency translation adjustments						58,036			58,036	58,036
Total comprehensive income										$137,507
Adjustment for initial adoption of FAS 158, net of taxes						(1,421)			(1,421)
Issuance of common stock under stock option plan	1,799	18	37,276						37,294
Issuance of common stock under stock purchase plans	154	2	4,927						4,929
Issuance of restricted stock	225	2	(2)						—
Cancellation of restricted stock	(7)	—							—
Stock repurchase	(10,491)	(105)	(247,210)		(252,685)				(500,000)
Reclassification of unearned compensation balance			(2,824)	2,824					—
Tax benefits from employee stock plans			8,386						8,386
Stock-based compensation expense			19,234						19,234

Balance at December 31, 2006	59,512	$595	$1,409,475	$—	$(730,800)	$36,745	(1)	$(24)	$715,991

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Cash flows provided by operating activities
Net earnings (loss):	$79,471	$(453,197)	$(129,370)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Amortization and write-off of original issue discount and debt issuance costs	7,051	9,284	11,028
Amortization and write-off of net realized gain on interest rate swaps	—	(773)	(3,466)
Depreciation and amortization	70,598	51,588	23,616
Deferred income taxes	29,985	(5,104)	(16,737)
Tax benefit from issuance of stock under stock plans	—	—	4,288
In-process research and development	—	490,750	28,100
Loss on exchange of convertible senior subordinated notes	18,783	1,670	111,702
Loss on investments and assets	2,204	13,165	1,047
Unrealized loss (gain) on derivatives	1,290	(2,563)	403
Stock based compensation expense	19,234	1,245	219
Changes in assets and liabilities, net of effect of acquisition:
Trade receivables	13,918	(27,780)	(48,459)
Inventories	(20,378)	(14,720)	13,198
Other current assets	(6,190)	(7,170)	(1,514)
Accounts payable	(11,823)	(27,328)	39,759
Accrued expenses and other liabilities	27,647	6,684	7,294
Income taxes	(6,880)	(16,802)	5,775
Other non-current assets	(116)	1,887	(7,215)
Net cash provided by operating activities	224,794	20,836	39,668

Cash flows from investing activities
Acquisition of business, net of cash acquired	—	(36,867)	(456,709)
Additions to property, plant and equipment	(29,023)	(23,097)	(17,492)
Proceeds from sale of property, plant and equipment	2,609	48	1,172
Additions to capitalized internal-use software	(3,191)	(8,816)	(2,415)
Additions to demonstration and bundled equipment	(10,756)	(11,135)	(6,778)
Net cash used in investing activities	(40,361)	(79,867)	(482,222)

Cash flows from financing activities
Short-term borrowings (repayments), net	(60,000)	60,000	—
Repayment of long-term debt	(167,678)	(194,166)	(149,243)
Financing related costs	(11,063)	(8,459)	(16,553)
Proceeds from issuance of long-term debt	500,000	150,000	600,000
Proceeds from issuance of common stock	42,223	45,841	7,992
Repurchase and retirement of common stock	(500,000)	—	—
Excess tax benefits from stock-based compensation	6,718	—	—
Other	—	773	(8)
Net cash (used in) provided by financing activities	(189,800)	53,989	442,188

Effect of exchange rates on cash and equivalents	(937)	(3,587)	3,717
Net (decrease) increase in cash and equivalents	(6,304)	(8,629)	3,351
Cash and equivalents at beginning of year	40,826	49,455	46,104
Cash and equivalents at end of year	$34,522	$40,826	$49,455

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$14,781	$22,005	$21,472
Income taxes	25,675	34,805	14,225

Supplemental non-cash investing and financing activities:
Exchange of convertible notes into common stock	$—	$8,600	$131,400
Acquisition of VISX, Incorporated (Note 3)	—	1,203,185	—

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 1: Description of Business

Advanced Medical Optics, Inc. (AMO or the Company) develops, manufactures and markets medical devices for the eyes.  Effective January 1, 2006, the Company’s reportable segments are represented by three business units: cataract/implant, laser vision correction (LVC) and eye care.  Previously, the Company’s reportable segments were based on geographic regions which comprised the Americas, which included North and South America, Europe/Africa/Middle East, Japan and Asia Pacific, which excluded Japan and included New Zealand and Australia.  The cataract/implant business focuses on the four key products required for cataract surgery — foldable intraocular lenses, or IOL’s, implantation systems, phacoemulsification systems and viscoelastics.  The LVC business markets laser systems, diagnostic devices, treatment cards and microkeratomes for use in laser eye surgery.  The eye care business provides a full range of contact lens care products for use with most types of contact lenses.  These products include single-bottle, multi-purpose cleaning and disinfecting solutions, hydrogen peroxide-based disinfecting solutions, daily cleaners, enzymatic cleaners, contact lens rewetting drops, and in Europe and Asia, contact lenses.  The Company sells its products in approximately 60 countries and has direct operations in approximately 20 countries.

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

Goodwill and Long-Lived Assets

Goodwill represents the excess of acquisition costs over the fair value of net assets of purchased businesses. Intangible assets include licensing agreements, customer relationships and technology rights, which are amortized utilizing a straight-line method over their estimated useful lives ranging from 3 to 19 years, and non-amortizable trademarks.

The Company has adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), whereby goodwill and non-amortizable intangible assets are no longer amortized, but instead is subject to a periodic impairment review performed during the second quarter of each fiscal year. In a business combination, goodwill is allocated to the Company’s various reporting units, which are the same as the Company’s reportable operating segments, based on relative fair value of the assets acquired and liabilities assumed. The Company reviews the recoverability of its goodwill and non-amortizable intangible assets on an annual basis by comparing each unit’s fair value to the net book value of its assets. If the book value of the reporting unit’s assets exceeds its fair value, the goodwill is written down to its implied fair value.  In the second quarters of 2006, 2005 and 2004, the Company performed its annual impairment tests of its goodwill and non-amortizable intangible assets, and no impairment was indicated based on these tests.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS 144), the Company assesses potential impairment to its long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets.

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

Stock Based Compensation

Prior to January 1, 2006, the Company’s stock-based compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and the disclosure only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123). Accordingly, no compensation expense was recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. The fair value, as determined on the date of grant, of restricted stock awards was recognized as compensation expense ratably over the respective vesting period. Additionally, the ESPP qualified as a non-compensatory plan under APB 25; therefore, no compensation cost was recorded in relation to the discount offered to employees for purchases made under the ESPP.

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, requiring recognition of expenses equivalent to the fair value of stock-based compensation awards. The Company has elected to use the modified prospective application transition method as permitted by SFAS 123R and therefore has not restated the financial results reported in prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, the Company’s unearned compensation balance at January 1, 2006 was reclassified to additional paid-in capital upon the adoption of SFAS 123R.

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

Comprehensive Income (Loss)

Comprehensive income (loss) encompasses all changes in equity other than those with stockholders and consists of net earnings (loss), foreign currency translation adjustments, unrealized gains/losses on derivative instruments and pension obligations, if applicable.

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign	Change in net		Total accumulated
	currency	unrealized holding	Unrecognized losses	other
	translation	gains / losses on	and prior service	comprehensive
(in millions)	adjustment	derivatives	cost, net	income (loss)
Balance as of December 31, 2003	$13,868	$—	$—	$13,868
Net change during the year	55,799	207	—	56,006

Balance as of December 31, 2004	69,667	207	—	69,874
Net change during the year	(89,537)	(207)	—	(89,744)

Balance as of December 31, 2005	(19,870)	—	—	(19,870)
Net change during the year	58,036	—	—	58,036
Adoption of SFAS No. 158	—	—	(1,421)	(1,421)
Balance as of December 31, 2006	$38,166	$—	$(1,421)	$36,745

Recently Adopted and Issued Accounting Standards

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154).  SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 by the Company did not have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of our fiscal year 2007). The Company does not expect the adoption of EITF 06-3 to have a material impact on its results of operations, financial position or cash flow.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”).and is effective for fiscal years beginning after December 15, 2006.  FIN 48 clarifies the accounting for uncertainties in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” by prescribing guidance for the recognition, derecognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction.  FIN 48 requires that any liability created for unrecognized tax benefits be disclosed.  The application of FIN 48 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets.  The Company will be required to adopt FIN 48 as of January 1, 2007.  If there are changes in the net assets of the Company as a result of the application of FIN 48, the cumulative effects, if any, will be recorded as an adjustment to retained earnings.  The Company is currently evaluating the impact of its adoption of FIN 48 and has not yet determined the effect on its earnings or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 30, 2006.  The adoption of SAB No. 108 did not have a material impact on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders’ equity. We adopted SFAS No. 158 in the fourth quarter of fiscal 2006.  The impact of the adoption of this new accounting standard is disclosed in Note 10 to the consolidated financial statements.  The effect on the balance sheet as of December 31, 2006 from the adoption of SFAS No. 158 was based on the funded status of the defined benefit plans as of September 30, 2006, the measurement date of the plans’ assets and obligations.   The Company will be required to change the measurement date to December 31 in fiscal year 2008.

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

The above purchase price has been allocated based on the fair values of assets acquired and liabilities assumed and has been allocated as follows (in thousands):

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

•                  VISX historical operating margins

•                  Number of procedures and devices VISX has developed and had approved by the FDA

•                  VISX market share

•                  Contractual and non-contractual relationships with large groups of surgeons and

•                  Patents and exclusive licenses held.

A history of operating margins and profitability, a strong scientific, service and manufacturing employee base and a leading presence in the excimer laser market were among the factors that contributed to a purchase price resulting in the recognition of goodwill. The acquired goodwill, which is not deductible for tax purposes, has been allocated to the LVC segment.

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

The fair value of these projects was determined by performing a discounted cash flow analysis using the “income” approach. Net cash flows attributable to these projects were discounted to their present values at a rate commensurate with the perceived risk, which for these projects ranged from 19.0 to 21.0 percent. The following assumptions underlie the fair value as of the VISX Acquisition date:

•                    A high myopia procedure for CustomVue was forecasted to be approved for sale in the U.S. in late 2005. A procedure to treat presbyopia is forecasted to be approved for sale in the U.S. in mid-2007.  Additional research and development expenses will be incurred prior to expected FDA approval for these procedures. Forecasted discounted cash flows for each product once launched include estimates for normal sustaining engineering and maintenance R&D;

•                    Additional research and development expenses will be incurred to bring excimer laser system improvements to market. Like the other IPR&D projects, maintenance R&D and sustaining engineering costs were allocated to the forecasted cash flows once commercialized;

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

(1)                   The unaudited pro forma information for the year ended December 31, 2005 excludes the following non-recurring charges related to the VISX Acquisition: a $488.5 million in-process research and development charge and a $2.0 million charge for the amortization and write-off of debt issuance costs. The unaudited pro forma information also reflects an $11.7 million increase in amortization related to management’s estimate of the fair value of intangible assets acquired as the result of the VISX Acquisition and a $4.7 million increase in interest expense resulting from additional borrowings incurred to fund the cash portion of the VISX Acquisition and related costs and amortization of deferred financing costs. Approximately $11.0 million of merger charges incurred by VISX are not excluded from the unaudited pro forma information for the year ended December 31, 2005.

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

The weighted average number of shares outstanding used for the computation of basic earnings per share for the year ended December 31, 2004 reflects the issuance of 7.0 million shares of AMO’s common stock in the private exchanges of the 3½% Convertible Senior Subordinated Notes less the 3.6 million weighted average shares related to the private exchanges already included in basic shares outstanding. The weighted average number of shares outstanding used for the computation of basic earnings per share for the year ended December 31, 2004 also includes the 27.8 million shares issued to VISX stockholders as the result of the VISX Acquisition.

(4)                   The weighted average number of shares outstanding used for the computation of diluted earnings per share for the year ended December 31, 2005 includes the aggregate dilutive effect of approximately 3.3 million shares for stock options and awards, the remaining 3½% Convertible Senior Subordinated Notes and VISX options exchanged for AMO stock options

The weighted average number of shares outstanding used for the computation of diluted earnings per share for the year ended December 31, 2004 includes the aggregate dilutive effect of approximately 3.6 million shares for stock options and awards, the remaining 3½% Convertible Senior Subordinated Notes and VISX options exchanged for AMO stock options.

Note 4:  Product Rationalization and Business Repositioning

On October 31, 2005, the Company’s Board of Directors approved a product rationalization and repositioning plan covering the discontinuation of non-strategic cataract surgical and eye care products and the elimination or redeployment of resources that support these product lines. The plan also included organizational changes and potential reductions in force in manufacturing, sales and marketing associated with these product lines, as well as organizational changes in research and development and other corporate functions designed to align the organization with our strategy and strategic business unit organization.

The plan further called for increasing the Company’s investment in key growth opportunities, specifically the Company’s refractive implant product line and international laser vision correction business, and accelerating the implementation of productivity initiatives. Following an analysis of its IOL manufacturing capabilities in the second quarter of 2006, the Company has decided to consolidate certain operations. In addition, the Company expanded the scope of its eye care rationalization initiatives in order to maximize manufacturing capacity and seize growth opportunities.  Total cumulative charges of $105.0 million have been incurred through December 31, 2006.

For the year ended December 31, 2006, the Company incurred $62.7 million of pre-tax charges, which included $16.3 million for inventory, manufacturing related and other charges included in cost of sales and $46.4 million included in operating expenses. Charges included in operating expenses comprised productivity and brand repositioning costs of $37.6 million and  severance, relocation and other one-time termination benefits of $13.7 million, offset by net asset disposal gains of $2.8 million and a net credit from settlement of contractual obligations of $2.1 million.

The Company incurred $42.3 million in pre-tax charges during the fourth quarter of 2005 which included $12.6 million for inventory, manufacturing related and other charges included in cost of sales and $29.7 million included in operating expenses for severance, relocation and other one-timer termination benefits of $14.0 million, asset write-downs of $9.2 million, contractual obligations of $2.7 million and accelerated productivity and brand repositioning costs of $3.8 million.

Business repositioning charges and related activity in the accrual balances during the year ended December 31, 2006 were as follows (in thousands):

Business Repositioning Costs Reported In:	Balance at December 31, 2005	Costs Incurred	Cash Payments	Non-Cash Adjustments	Balance at December 31, 2006

Cost of sales —
Inventory, manufacturing and other charges	$—	$16,244	$—	$(16,244)	$—
Operating Expenses —
Severance, relocation and related costs	8,779	13,700	(11,080)	—	11,399
Net gain on asset disposals	—	(2,777)	—	2,777	—
Contractual obligations	2,641	(2,106)	(287)	—	248
Productivity initiatives and brand repositioning costs	883	37,600	(37,295)	—	1,188
	12,303	46,417	(48,662)	2,777	12,835
	$12,303	$62,661	$(48,662)	$(13,467)	$12,835

The Company incurred $42.3 million in pre-tax charges during the fourth quarter of 2005 as follows (in thousands);

Business Repositioning Costs Reported In:	Costs Incurred	Cash Payments	Non-Cash Adjustments	Balance at December 31, 2005
Cost of sales —
Inventory, manufacturing and other charges	$12,585	$—	$(12,585)	$—
Operating Expenses —
Severance, relocation and related costs	14,020	(5,241)	—	8,779
Asset write-downs	9,172	—	(9,172)	—
Contractual obligations	2,641	—	—	2,641
Productivity initiatives and brand repositioning costs	3,847	(2,964)	—	883
	29,680	(8,205)	(9172)	12,303
	$42,265	$(8,205)	$(21,757)	$12,303

Productivity initiatives and brand repositioning costs resulted from the Company’s investment in key growth opportunities, specifically the Company’s refractive implant product line, international laser vision correction business and expanded eye care rationalization, and the implementation of productivity improvements in manufacturing operations, distribution, customer service and corporate functions. Severance, relocation and related costs were incurred for worldwide workforce reductions due to the Company’s discontinuation of certain non-core products and infrastructure and process improvements associated with the Company’s productivity initiatives. The majority of these costs occurred in the United States, Japan and Europe. Net asset gains resulted from disposals of long-lived assets from certain discontinued non-core products and relocation of certain facilities, offset by asset write-downs which resulted from the impairment and disposal of long-lived assets from the reduction in expected future cash flows. The fair values of impaired assets were based on probability weighted expected cash flows as determined in accordance with SFAS 144.  The net credit from contractual obligations primarily resulted from the settlement with a vendor during the third quarter of 2006.

Note 5: Composition of Certain Financial Statement Captions

	December 31,
	2006	2005
	(in thousands)
Trade receivables, net
Trade receivables	$244,725	$247,849
Less allowance for doubtful accounts	12,317	9,088

	$232,408	$238,761

Inventories
Finished products, including consignment inventory of $13,958 and $11,890 in 2006 and 2005, respectively	$83,358	$66,492
Work in process	13,538	13,148
Raw materials	30,636	25,180

	$127,532	$104,820

Property, plant and equipment, net
Land	$9,566	$8,987
Buildings and leasehold improvements	93,575	79,502
Machinery, equipment and furniture	115,447	94,819

	218,588	183,308
Less accumulated depreciation and amortization	85,832	67,583

	$132,756	$115,725

Intangible assets, net

		December 31, 2006		December 31, 2005
(In thousands)	Useful Life (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizing Intangible Assets:
Licensing	3 - 5	$4,590	$(4,243)	$4,590	$(4,113)
Technology rights	8 - 19	364,219	(61,997)	348,379	(26,128)
Trademarks	13.5	16,933	(3,545)	14,689	(1,995)
Customer relationships	5	22,400	(7,093)	22,400	(2,613)
		408,142	(76,878)	390,058	(34,849)
Nonamortizing Tradename (VISX)	Indefinite	140,400	—	140,400	—
		$548,542	$(76,878)	$530,458	$(34,849)

The intangible assets balance increased due to the impact of foreign currency fluctuation. Amortization expense was $40.0 million, $26.9 million and $5.6 million in 2006, 2005 and 2004, respectively, and is recorded in selling, general and administrative in the accompanying consolidated statements of operations. Amortization expense is expected to be $39.0 million in 2007 and 2008, $38.8 million in 2009, $36.2 million in 2010, $34.3 million in 2011 and $143.9 million thereafter. Actual amortization expense may vary due to the impact of foreign currency fluctuations.

Goodwill

	December 31	December 31,
	2006	2005
	(In thousands)
Goodwill
Eye Care	$28,540	$28,817
Cataract/Implant	349,347	317,451
Laser Vision Correction	470,822	479,016
	$848,709	$825,284

Effective January 1, 2006, the Company’s reportable segments are represented by three business units: Cataract/Implant, Laser Vision Correction and Eye Care (See Note 14, “Business Segment Information”). The change in goodwill during the year ended December 31, 2006 is due to an adjustment of Laser Vision Correction goodwill of $7.4 million as a result of excess tax benefits from the exercise of converted VISX stock options that were fully vested at the acquisition date and the impact of foreign currency fluctuations on the Eye Care and Cataract/Implant segments.  The Company performed its annual impairment test of goodwill during the second quarter of 2006 and determined there was no impairment.

Note 6: Debt

(In thousands)	Average Rate of Interest	December 31, 2006	December 31, 2005

Convertible Senior Subordinated Notes due 2024	2.50%	$246,105	$350,000
Convertible Senior Subordinated Notes due 2025	1.375%	105,000	150,000
Convertible Senior Subordinated Notes due 2026	3.25%	500,000	—
Short term borrowings	5.95%	—	60,000

		851,105	560,000
Less current maturities		—	60,000

Total debt, net of current portion and short term borrowings		$851,105	$500,000

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

During the second quarter of 2005, the Company paid approximately $44.5 million of the term loan. On June 30, 2005, the Company paid approximately $0.4 million of the term loan. On July 21, 2005, the Company repaid the balance of its term loan, including approximately $149.1 million of principal and approximately $1.2 million of accrued interest, using the net proceeds from the 1.375% convertible senior subordinated notes (see below) and existing cash. As a result of the repayment of the term loan, the Company wrote off remaining debt issuance costs of approximately $3.8 million in the third quarter of 2005.

On May 27, 2005, the Company borrowed approximately $200.0 million under the senior revolving credit facility to fund the cash portion of the VISX Acquisition. In June 2005, the Company repaid approximately $123.0 million of revolver borrowings with acquired VISX cash.

During 2006, the Company repurchased $148.9 million of aggregate principal amount of convertible senior subordinated notes ($103.9 million of the principal amount of the 2.5% Notes and $45.0 million of the principal amount of the 1.375% Notes) utilizing borrowings under its senior credit facility. The Company incurred a loss on debt extinguishment of $18.8 million, and wrote off debt issuance costs of $3.3 million in 2006 in conjunction with the note repurchases.

At December 31, 2006, approximately $8.4 million of the senior revolving credit facility was reserved to support letters of credit on the Company’s behalf for normal operating purposes and the Company has approximately $291.6 million undrawn and available of revolving loan commitments. At December 31, 2005, the Company had $50.0 million borrowings outstanding under the revolving credit facility. Approximately $18.7 million of the revolving credit facility was reserved to support letters of credit issued on the Company’s behalf for normal operating purposes. At December 31, 2005, the Company had $10.0 million of borrowings outstanding under a short-term loan from Bank of Ireland to an AMO subsidiary, AMO Ireland. This loan was supported by a $10.0 million letter of credit which was part of the $18.7 million of letters of credit noted above. This loan was paid in its entirety on February 21, 2006 and is no longer available for borrowing.

Borrowings under the revolving credit facility, if any, bear interest at current market rates plus a margin based upon the Company’s ratio of debt to EBITDA, as defined. The incremental interest margin on borrowings under the revolving credit facility decreases as the Company’s ratio of debt to EBITDA decreases to specified levels. Under the senior credit facility, certain transactions may trigger mandatory prepayment of borrowings, if any. Such transactions may include equity or debt offerings, certain asset sales and extraordinary receipts. The Company pays a quarterly fee (1.95% per annum at December 31, 2006) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.375% per annum at December 31, 2006) on the average unused portion of the revolving credit facility. The senior credit facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios. Certain covenants under the senior credit facility may limit the incurrence of additional indebtedness. The senior credit facility prohibits dividend payments.  The Company was in compliance with these covenants at December 31, 2006.  The senior credit facility is secured by a first priority perfected lien on, and pledge of, all of the combined company’s present and future property and assets (subject to certain exclusions), 100% of the stock of the domestic subsidiaries, 66% of the stock of foreign subsidiaries and all present and future intercompany debts.

3.25% Convertible Senior Subordinated Notes Due 2026 (3.25% Notes)

In June 2006, the Company completed a private placement of $500 million aggregate principal amount of its 3.25% Notes due August 1, 2026.  Interest on the 3.25% Notes is payable on February 1 and August 1 of each year, commencing on February 1, 2007.  The 3.25% Notes are convertible into 16.7771 shares of the Company’s common stock for each $1,000 principal amount of the 3.25% Notes (which represents an initial conversion price of approximately $59.61 per share), subject to adjustment. The 3.25% Notes may be converted, at the option of the holders, into cash or under certain circumstances, cash and shares of the Company’s common stock at any time on or prior to the trading day preceding July 1, 2014, only under the following circumstances:

•                  during the five business days after any five consecutive trading-day period in which the trading price per $1,000 principal amount of the 3.25% Notes for each day of such measurement period was less than 98% of the conversion value.  This conversion feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value was assigned at issuance and at December 31, 2006;

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

Beginning with the six-month interest period commencing August 1, 2014, the Company will pay contingent interest during any six-month interest period if the trading price of the 3.25% Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 3.25% Notes.  The contingent interest payable will equal 0.25% of the average trading price of $1,000 principal amount of the 3.25% Notes during the five trading days immediately preceding the first day of the applicable six-month interest period.  This contingent interest payment feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2006.

On or prior to August 1, 2014, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the 3.25% Notes in connection with such fundamental change transactions.  The amount of additional shares will be determined based on the price paid per share of the Company’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2006.

3½% Convertible Senior Subordinated Notes Due 2023 (3½% Notes)

On June 24, 2003, the Company issued $140.0 million of 3½% Notes due April 15, 2023. Interest on the 3½% Notes was payable on April 15 and October 15 of each year, commencing on October 15, 2003. The 3½% Notes were convertible into 48.69 shares of AMO’s common stock for each $1,000 principal amount of 3½% Notes (conversion price of $20.54 per share), subject to adjustment.

In the quarter ended June 25, 2004, the Company exchanged approximately 5.8 million shares of common stock and approximately $4.6 million in cash for approximately $108.6 million in aggregate principal amount of 3½% Notes in privately negotiated transactions with a limited number of holders (Private Exchanges). The Private Exchanges resulted in an aggregate increase of $216.4 million to common stock and additional paid-in capital. Because the 3½% Notes were not convertible into equity at the time of the Private Exchanges, a non-cash charge of approximately $107.2 million and a cash charge of approximately $4.6 million were recorded. The $107.2 million non-cash charge was comprised of a charge of $89.1 million representing the difference between the fair value of 5.3 million shares of common stock issued in exchange for the notes and the principal amount of notes exchanged and a charge of $18.1 million representing the fair value of 0.5 million shares of common stock issued as a premium. The $4.6 million cash charge represented cash issued as a premium. The Company also recorded a charge of approximately $3.2 million for the write-off of the pro-rata portion of capitalized debt related costs.  During the remainder of 2004, the Company exchanged approximately 1.2 million shares of common stock for approximately $22.8 million in aggregate principal amount of 3½% Notes. These exchanges resulted in an increase of $27.6 million to common stock and additional paid-in capital. A non-cash charge of $4.5 million representing the fair value of shares issued as a premium was recorded.

In the second quarter of 2005, the Company exchanged 160,695 shares of common stock for $3.0 million aggregate principal amount of the 3½% Notes in a privately negotiated transaction. The exchange resulted in an increase of $3.5 million to common stock and paid-in capital. A non-cash charge of $0.5 million representing the fair value of shares issued as a premium was recorded. In the fourth quarter of 2005, the Company exchanged 291,760 shares of common stock and approximately $0.4 million in cash for $5.6 million aggregate principal amount of the 3½% Notes in privately negotiated transactions. The exchange resulted in an aggregate increase of $6.6 million to common stock and paid-in capital. A non-cash charge of $1.2 million and a cash charge of $0.2 million representing the fair value of shares issued as a premium were recorded. As a result of the exchanges noted above, all of the 3½% Notes were retired in 2005.

2½% Convertible Senior Subordinated Notes Due 2024 (2½% Notes)

On June 22, 2004, the Company issued $350.0 million of 2½% Notes due July 15, 2024. Interest on the 2½% Notes is payable on January 15 and July 15 of each year, commencing on January 15, 2005. The 2½% Notes are convertible into 19.9045 shares of AMO’s common stock for each $1,000 principal amount of 2½% Notes (conversion price of approximately $50.24 per share), subject to adjustment. The 2½% Notes may be converted, at the option of the holders, on or prior to the final maturity date under certain circumstances, including:

•                    during any fiscal quarter commencing after September 24, 2004, if the closing sale price per share of AMO’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter;

•                    during the five business days after any five consecutive trading day period in which the trading price of the 2½% Notes for each day was less than 95% of the conversion value of the 2½% Notes; provided that holders may not convert their 2½% Notes in reliance on this provision after July 15, 2019, if on any trading day during such trading period the closing sale price per share of AMO’s common stock was between 100% and 130% of the then current conversion price. This conversion tenure represents an embedded derivative. However, based on the de minimis value associated with this feature, no value was assigned at issuance and at December 31, 2006 and 2005;

•                    upon the occurrence of specified ratings events with respect to the 2½% Notes. This conversion feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2006 and 2005;

•                    if the 2½% Notes have been called for redemption;

•                    if a fundamental change occurs; or

•                    upon the occurrence of specified corporate events.

Upon conversion, the Company has the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock.

The Company may redeem some or all of the 2½% Notes for cash, on or after January 20, 2010, for a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest, if any, to but excluding the redemption date.

The 2½% Notes contain put options, which may require the Company to repurchase all or a portion of the 2½% Notes on January 15, 2010, July 15, 2014, and July 15, 2019 at a repurchase price of 100% of the principal amount plus accrued and unpaid interest, including contingent interest (as described below), if any, to but excluding the repurchase date. The Company may choose to pay the repurchase price in cash, shares of common stock or a combination of cash and shares of common stock.

Under the indenture for the 2½% Notes, the Company may irrevocably elect to satisfy in cash the conversion obligation with respect to the principal amount of the 2½% Notes and the Company made such election prior to December 31, 2004. As such, any future dilutive effect of the 2½% Notes will be calculated under the net share settlement method. As a result of this election, the Company also is required to satisfy in cash its obligations to repurchase any 2½% Notes that holders may put to the Company on January 15, 2010, July 15, 2014 and July 15, 2019.

Beginning with the six-month interest period commencing January 15, 2010, holders of the 2½% Notes will receive contingent interest payments during any six-month interest period if the trading price of the 2½% Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2½% Notes. The contingent interest payable will equal 0.25% of the average trading price of $1,000 principal amount of 2½% Notes during the five trading days immediately preceding the first day of the applicable six-month interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2006 and 2005.

On or prior to January 15, 2010, upon the occurrence of a fundamental change, under certain circumstances, the Company will pay a make whole premium on 2½% Notes converted in connection with, or tendered for repurchase upon, the fundamental change. The make whole premium will be payable, in the same form of consideration into which the Company’s common stock has been exchanged or converted, on the repurchase date for the 2½% Notes after the fundamental change, both for 2½% Notes tendered for repurchase and for 2½% Notes converted in connection with the fundamental change. The amount of the make whole premium, if any, will be based on the Company’s stock price on the effective date of the fundamental change. This make whole premium feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2006 and 2005.

The Company utilizes a convertible bond pricing model and a probability weighted valuation model, as applicable, to determine the fair values of the embedded derivatives noted above.

The proceeds from the June 2004 term loan and a portion of the net proceeds from the 2½% Notes aggregating $450.0 million were used to fund the Pfizer Acquisition. In addition, approximately $80.8 million of the net proceeds from the 2½% Notes were used to consummate the June 2004 tender offer to purchase the remaining $70.0 million aggregate outstanding principal amount of the Company’s 9¼% senior subordinated notes and pay the related premium and consent fees. As a result of the purchase of the 9¼% senior subordinated notes, the Company recorded a charge of approximately $10.8 million for the premium and consent fees paid and a net gain of $0.7 million for the write-off of capitalized debt related costs and recognition of the realized gain on interest rate swaps.

1.375% Convertible Senior Subordinated Notes Due 2025 (1.375% Notes)

On July 18, 2005, the Company issued $150.0 million of 1.375% Notes due July 1, 2025. Interest on the 1.375% Notes is payable on January 1 and July 1 of each year, commencing on January 1, 2006. The 1.375% Notes are convertible into 21.0084 shares of AMO’s common stock for each $1,000 principal amount of the 1.375% Notes (conversion price of approximately $47.60 per share), subject to adjustment. The 1.375% Notes may be converted, at the option of the holders, into cash or under certain circumstances, cash and shares of AMO’s common stock at any time on or prior to the trading day preceding June 1, 2011, subject to prior redemption or repurchase only during the specified periods under the following circumstances:

•                    during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 1.375% Notes for each day of such measurement period was less than 103% of the conversion value, which equals the product of the closing sales price of AMO’s common stock and the conversion rate then in effect. This conversion feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the 1.375% Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance and at December 31, 2006 and 2005;

•                    if a fundamental change occurs; or

•                    upon the occurrence of specified corporate events.

On and after June 1, 2011, to (and including) the trading day preceding the maturity date, subject to prior redemption or repurchase, the 1.375% Notes will be convertible into cash and, if applicable, shares of AMO’s common stock regardless of the foregoing circumstances.

With respect to each $1,000 principal amount of the 1.375% Notes surrendered for conversion, the Company will deliver the conversion value to holders as follows: (1) an amount in cash (the “principal return”) equal to the lesser of (a) the aggregate conversion value of the 1.375% Notes to be converted and (b) $1,000, and (2) if the aggregate conversion value of the 1.375% Notes to be converted is greater than the principal return, an amount in shares equal to such aggregate conversion value, less the principal return.

The Company may redeem some or all of the 1.375% Notes for cash, on or after July 6, 2011, for a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest (as described below), if any, to but excluding the redemption date.

The 1.375% Notes contain put options, which may require the Company to repurchase in cash all or a portion of the 1.375% Notes on July 1, 2011, July 1, 2016, and July 1, 2021 at a repurchase price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest (as described below), if any, to but excluding the repurchase date.

Beginning with the six-month interest period commencing July 1, 2011, holders of the 1.375% Notes will receive contingent interest payments during any six-month interest period if the trading price of the 1.375% Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 1.375% Notes. The contingent interest payable will equal 0.25% of the average trading price of $1,000 principal amount of the 1.375% Notes during the five trading days immediately preceding the first day of the applicable six-month interest period. This contingent interest payment feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the 1.375% Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimis. Accordingly, no value was assigned at issuance and at December 31, 2006 and 2005.

On or prior to July 1, 2011, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the 1.375% Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of AMO’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the 1.375% Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance and at December 31, 2006 and 2005.

As of December 31, 2006, the aggregate maturities of total long-term debt of $851.1 million are due after 2011.

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

Interest Rate Risk Management

At December 31, 2006, the Company’s debt is comprised primarily of domestic borrowings of $851.1 million fixed rate debt.

In July 2004, the Company entered into an interest rate swap agreement, which effectively converted the interest rate on $125.0 million of term loan borrowings from a floating rate to a fixed rate. This interest rate swap qualified as a cash flow hedge and would have matured in July 2006. In April 2005, the Company terminated the interest rate swap.  Upon termination, the Company received approximately $0.8 million and included the related net gain of approximately $0.5 million, which includes the accrued but unpaid net amount between the Company and the swap counterparty, as a component of accumulated other comprehensive income in the second quarter of 2005. As a result of the repayment of the term loan in July 2005, the gain on the interest rate swap of $0.8 million was fully recognized as a reduction to the interest expense in the third quarter of 2005. At December 31, 2006, there are no outstanding interest rate swaps.

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

The Company uses foreign currency option contracts, which provide for the sale of foreign currencies to offset foreign currency exposures expected to arise in the normal course of the Company’s business. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. The principal currencies subject to this process are the Japanese yen and the euro. The foreign exchange forward contracts are entered into to protect the value of foreign currency denominated monetary assets and liabilities and the changes in the fair value of the foreign currency forward contracts were economically designed to offset the changes in the revaluation of the foreign currency denominated monetary assets and liabilities. These forward contracts are denominated in currencies which represent material exposures. The changes in the fair value of foreign currency option and forward contracts are recorded through earnings as “Unrealized loss (gain) loss on derivative instruments” while any realized gains or losses on expired contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of operations. Any premium cost of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized over the life of the options.

The following table provides information about our foreign currency derivative financial instruments outstanding as of December 31, 2006 and 2005, respectively. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	December 31, 2006		December 31, 2005
	Notional Amount	Average Contract or Strike Rate	Notional Amount	Average Contract or Strike Rate
	(in $ millions)		(in $ millions)
Foreign currency forward contracts:
Receive US$/Pay Foreign Currency:
Swedish Krona	$8.8	6.85	$31.5	7.94
U.K. Pound	—	—	5.2	1.72
Canadian Dollar	9.5	1.16	—	—
Australia Dollar	7.1	1.27	—	—
Swiss Franc	—	—	1.5	1.31
Japanese Yen	7.1	118.8	—	—
Pay US$/Receive Foreign Currency:
Japanese Yen	—	—	3.0	117.45
Euro	—	—	5.9	1.19
Swiss Franc	3.7	1.22	—	—
Canadian Dollar	—	—	3.4	1.17
Australia Dollar	—	—	2.9	0.73

Total Notional	$36.2		$53.4
Estimated Fair Value	$—		$—

Foreign currency purchased put options:
Japanese Yen	$72.0	118.00	$66.2	117.83
Euro	50.8	1.24	40.2	1.18
Foreign currency sold call options:
Japanese Yen	81.3	104.50	60.0	106.60
Euro	53.1	1.29	43.0	1.26

Total Notional	$257.2		$209.4
Estimated Fair Value	$(0.6)		$1.1

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of the Company’s exposure to market loss. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of December 31, 2006 and 2005, respectively. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The impact of foreign exchange risk management transactions on income was a net realized gain (loss) of $2.3 million, $(2.0) million and $(1.9) million in 2006, 2005 and 2004, respectively, which are recorded in “Other, net” in the accompanying consolidated statements of operations.

Fair Value of Financial Instruments

At December 31, 2006 and 2005, the Company’s financial instruments included cash and equivalents, trade receivables, accounts payable and borrowings. The carrying amount of cash and equivalents, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of long-term debt was estimated based on quoted market prices at year-end.

The carrying amount and estimated fair value of the Company’s financial instruments at December 31 were as follows (in thousands):

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt and short-term borrowings	$—	$—	$60,000	$60,000
Long-term debt	851,105	794,226	500,000	527,653

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

Under the manufacturing agreement, which ended on June 29, 2005, Allergan manufactured certain eye care products and VITRAX viscoelastics from the date of the June 29, 2002 spin-off. The Company purchased these products from Allergan at a price equal to Allergan’s fully allocated costs plus 10%. During 2005 and 2004, the Company purchased $41.9 million and $89.3 million, respectively, of product from Allergan. On an annual basis, a pricing “true up” calculation was performed during the first calendar quarter. This “true up” calculation was based upon the actual volume of products shipped by Allergan to AMO during the preceding year versus the forecasted volume submitted by AMO that was used to calculate the invoiced prices. During the year, the Company periodically reviewed the volume of purchases and accrued for estimated shortfalls, if any. The Company received $0.8 million from Allergan in October 2005 as the final “true-up” amount for the six months ended June 29, 2005.

The following table summarizes the charges from Allergan for the above-mentioned transitional services for 2005 and 2004 (in thousands):

	2005	2004
Selling, general and administrative expenses, net of $921 and $1,165 charged to Allergan	$—	$(198)

Research and development	—	185

Manufacturing “true up” payment (receipt), net	(637)	233

As of December 31, 2006, an interest-free relocation loan of $0.5 million, collateralized by real property, was outstanding from the chief executive officer. The principal amount of the loan is payable upon the earlier to occur of (a) 60 days following the chief executive officer’s termination of employment; (b) the date of the sale or other transfer of the property or (c) July 3, 2007. This relocation loan is evidenced by a promissory note dated July 3, 2002, prior to the adoption of the Sarbanes-Oxley Act of 2002.

Note 9: Income Taxes

The Company’s income before provision for income taxes was generated from the United States and international operations as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Earnings (loss) before income taxes:
U.S.	$87,803	$(497,583)	$(105,537)
Foreign	57,013	57,286	(15,679)
Earnings (loss) before income taxes	$144,816	$(440,297)	$(121,216)

The Company’s provision for income taxes consists of the following:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Income tax expense:
Current
U.S. federal	$25,413	$130	$8,780
Foreign	8,723	17,846	15,739
U.S. state and Puerto Rico	1,224	28	372
Total current	35,360	18,004	24,891

Deferred:
U.S. federal	25,646	(903)	(13,286)
Foreign	1,201	(3,062)	(2,665)
U.S. state and Puerto Rico	3,138	(1,139)	(786)
Total deferred	29,985	(5,104)	(16,737)
Total	$65,345	$12,900	$8,154

The reconciliations of the U.S. federal statutory tax rate to the Company’s effective tax rate are as follows:

	Year Ended December 31,
	2006	2005	2004
Statutory rate of tax expense	35.0%	(35.0)%	(35.0)%
State taxes, net of U.S. tax benefit	1.6	(0.3)	(1.5)
In-process research and development charges	—	39.0	8.1
Convertible note exchanges	1.9	0.1	31.2
Other permanent items	(0.8)	(2.4)	1.5
Foreign income, including U.S. tax effect of foreign earnings and dividends, net of foreign tax credits	6.3	2.1	—
Net change in valuation allowance	0.6	(0.4)	1.5
Other	0.5	(0.3)	0.9
Effective tax rate	45.1%	2.8%	6.7%

Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2006 and 2005, were as follows:

	As of December 31,
	2006	2005
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$4,013	$23,265
Reserves and accrued expenses	3,685	6,854
Capitalized expenses	1,937	204
Intercompany profit in inventory	7,029	12,281
Net benefit on foreign earnings, including foreign tax credits	11,984	26,220
Federal and State tax credits	3,142	3,691
Inventory reserves and variances	5,726	4,932
Fixed assets, net of accumulated depreciation	644	—
All other	4,698	5,123
	42,858	82,570
Less: valuation allowance	(8,645)	(7,913)
Total deferred tax asset	34,213	74,657
Deferred tax liabilities
Capitalized intangible assets	164,054	175,420
Fixed assets, net of accumulated depreciation	—	1,104
All other	2,321	1,775
Total deferred tax liabilities	166,375	178,299
Net deferred tax liability	$(132,162)	$(103,642)

Deferred taxes have been provided for U.S. federal and state income taxes and anticipated foreign withholding taxes on undistributed earnings of non-U.S. subsidiaries.

During 2006, the Company utilized approximately $50.0 million and $8.2 million of federal and various state tax net operating losses, respectively. As of December 31, 2006, the Company has approximately $13.2 million of various foreign net operating losses available for carryforward that will begin to expire in 2013 if not utilized.

In addition, as of December 31, 2006, the Company has approximately $19.1 million of foreign tax credit carryforwards that will begin to expire in 2014. Based on the Company’s position that all foreign earnings will be taxed in the U.S. and the projected future earnings of the Company’s foreign subsidiaries, management believes it is “more likely than not” that the Company will realize the benefit of these foreign tax credits.

As of December 31, 2006, the Company has approximately $1.2 million in federal research and development credits which will begin to expire in 2020. In addition, at December 31, 2006, the Company has approximately $1.9 million in various state credits which do not expire.

In 2006, a valuation allowance has been provided on certain foreign tax loss carryforwards ($3.9 million), certain foreign deferred tax assets ($1.5 million) and certain U.S. long-term deferred tax assets ($3.2 million) as ultimate utilization is less than more likely than not. In 2005, a valuation allowance had been provided on certain foreign tax loss carryforwards ($5.6 million) and certain U.S. long-term deferred tax assets ($2.3 million) as ultimate utilization is less than more likely than not.

The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. At December 31, 2006 management believes that it is “more likely than not” that it will realize the benefit of its deferred tax assets. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

The American Jobs Creation Act of 2004 (the “Act”), signed into law in October 2004, allowed companies to elect to repatriate cash into the United States in 2005 at a special, temporary effective tax rate of 5.25 percent. On December 6, 2005, the Board of Directors approved management’s plan for reinvestment and repatriation of specific foreign earnings under the Act. The Company repatriated $48.6 million under the provisions of the Act. Since the Company provides taxes currently on foreign earnings, the election of this provision enabled the Company to realize a tax benefit of $5.7 million in the fourth quarter of 2005.

During 2005, the Company realized final adjustments to accrued, pre-spin-off taxes attributable to its business and payable to Allergan pursuant to a tax sharing agreement. These adjustments included a $1.4 million benefit from the resolution of a discrete item in the third quarter, which was recorded in the income tax provision.

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

Note 10: Employee Retirement and Other Benefit Plans

Pension and Postretirement Benefit Plans

The Company sponsors defined benefit pension plans in Japan and in certain European countries.

Components of net periodic benefit cost under the Japan and European pension plans in 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004
Service cost	$2,304	$1,822	$1,815
Interest cost	557	471	467
Expected return on plan assets	(225)	(207)	(197)
Amortization of transition amount	—	—	2
Amortization of prior service cost	55	63	63
Recognized net actuarial loss	43	—	36
Recognized curtailment gain	(530)	—	—
Recognized settlement gain	(13)	—	—
Net periodic benefit cost	$2,191	$2,149	$2,186

The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	2006	2005	2004
Discount rate:
Japan	2.00%	2.00%	1.80%
European plans	4.25%	5.25%	5.50%
Expected return on plan assets:
Japan	2.30%	2.50%	3.00%
European plans (unfunded plans)	N/A	N/A	N/A
Rate of compensation increase:
Japan	3.00%	3.00%	3.00%
European plans	3.50%	3.00%	3.30%

As discussed in Note 2, the Company adopted SFAS No. 158 as of December 31, 2006. SFAS No. 158 requires that the Company recognize on a prospective basis the funded status of its defined benefit pension plans on the consolidated balance sheet and recognize as a component of accumulated other comprehensive income (loss), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. The impact of the adoption of the new accounting standard in 2006 was not significant.

Components of the change in benefit obligation, change in plan assets and funded status for the Company’s defined benefit pension plans for December 31, 2006, and 2005 were as follows (in thousands):

	2006	2005
Change in benefit obligation:
Benefit obligation, beginning of period	$18,608	$16,170
Service cost	2,304	1,822
Interest cost	557	471
Plan curtailments	(1,004)	—
Plan settlement	(2,830)	—
Actuarial loss	1,278	2,665
Benefits paid	(44)	(166)
Impact of foreign currency translation	961	(2,354)

Benefit obligation, end of period	$19,830	$18,608

Change in plan assets:
Fair value of plan assets, beginning of period	$9,819	$8,041
Actual return on plan assets	1,023	1,348
Company contribution	1,777	1,848
Plan Settlement	(2,830)	—
Benefits paid	(44)	(166)
Impact of foreign currency translation	(106)	(1,252)

Fair value of plan assets, end of period	$9,639	$9,819

Funded status of plans	(10,191)	(8,789)
Unrecognized net actuarial loss	—	1,799
Unrecognized prior service cost	—	340
Fourth quarter contributions	(559)	517

Accrued benefit cost	$(10,750)	$(6,133)

The funded status of the pension benefits presented was measured as of September 30. The Company adopted this measurement date to conform to its internal cost management systems. Assumptions used in determining benefit obligations are as follows:

	2006	2005
Discount rate:
Japan	2.20%	2.00%
European plans	4.50%	4.25%
Rate of compensation increase:
Japan	3.00%	3.00%
European plans	3.50%	3.50%

The accumulated benefit obligation for the defined benefit plans was $13.1 million and $12.8 million at December 31, 2006 and 2005, respectively.

There are no assets in the European plans. The Japan pension plan asset allocation as of the measurement date (September 30) and the target asset allocation, presented as a percentage of total Japan pension plan assets, were as follows:

	2006	2005	Target Allocation
Equity securities	56.7%	51.4%	45-55%
Debt securities	36.5%	42.5%	45-55%
Cash	2.0%	0.0%	0%
Other	4.8%	6.1%	5-10%
Total	100.0%	100.0%

As of September 30, 2006, the Japan plan assets are invested using a passive investment strategy. Asset allocations and investment performance is reviewed by the Benefits Committee with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements. The expected long-term rate of return on plan assets assumption is based on numerous factors including historical rates of return, long-term inflation assumptions, current and future financial market conditions and expected asset allocation.

The Company expects to contribute $1.0 million to its defined benefit plans in 2007.

The following estimated future benefit payments are expected to be paid in the years indicated (in thousands):

Year	Amount
2007	$261
2008	276
2009	374
2010	296
2011	349
2012-2015	3,648

Savings and Investment Plan

AMO employees in the U.S. and Puerto Rico are eligible to participate in the Advanced Medical Optics, Inc. 401(k) Plan (the Plan). Under the Plan, participants’ contributions, up to 8% of compensation, qualify for a 50% Company match. Participants are immediately vested in their contributions and are 100% vested in Company contributions after three years of service. The Company also provides an annual profit sharing contribution. Participants vest ratably over five years in the Company’s profit sharing contributions. The Company contributed $9.1 million, $6.7 million and $5.4 million in 2006, 2005 and 2004, respectively, to the Plan.

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

In addition, the Company entered into an accelerated share repurchase arrangement with a third party to use the proceeds from the issuance of the 3.25% Notes to purchase $500.0 million of AMO common stock at a volume weighted price per share over the term of the agreement. During 2006, the third party had delivered to the Company in the aggregate, 10.5 million shares of AMO common stock. The impact of the shares received under this arrangement in 2006 reduced stockholders’ equity by $500.0 million, which included $0.1 million for the par value of Common Stock, additional paid-in capital of $247.2 million and accumulated deficit of $252.7 million. Repurchased shares were retired upon delivery to the Company.

Stock-Based Compensation

AMO has an Incentive Compensation Plan (ICP) that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company has two Employee Stock Purchase Plans (ESPP) for United States and international employees, respectively, which allow employees to purchase AMO common stock. A total of 5 million shares of common stock have been authorized for issuance under the ICP. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) as discussed below.

Stock-Based Compensation Expense

Total stock-based compensation expense included in the consolidated statements of operations for the year ended December 31, 2006 is as follows (in thousands):

Year Ended December 31, 2006

Cost of sales	$2,251
Operating Expenses -
Research and development	2,152
Selling, general and administrative	14,831
16,983
Pre-tax expense	19,234
Income tax benefit	(6,323)
Net of tax expense	$12,911

At December 31, 2006, total pre-tax compensation costs related to unvested stock-based awards granted to employees and directors under the Company’s ICP and ESPP which are not yet recognized were approximately $28.8 million, net of estimated forfeitures. These costs are expected to be recognized over a weighted-average period of 2.75 years.

Net cash proceeds from the exercise of stock options were approximately $37.3 million for the year ended December 31, 2006. In accordance with SFAS 123R, the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows in the Company’s consolidated statement of cash flows. During the year ended December 31, 2006, the Company recorded $6.7 million of excess tax benefits as a financing cash inflow. The Company issues new shares to satisfy option exercises.

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

The fair value of the Company’s stock-based compensation granted to employees for the year ended December 31, 2006 was estimated using the following weighted-average assumptions:

	Stock Options	Employee Stock Purchase Plans
Expected life in years	6.1	0.5
Expected volatility	29%	27%
Risk-free interest rate	5%	5%
Expected dividends	—	—

The weighted average fair value of options granted under the ICP was $17.68 for the year ended December 31, 2006. Under the ESPP, the weighted average fair value of grants was $9.56 for the year ended December 31, 2006.

Stock Options

Stock options granted to employees are generally exercisable at a price equal to the fair market value of the common stock on the date of the grant and vest at a rate of 25% per year beginning twelve months after the date of grant. Grants under these plans expire ten years from the date of grant.

The following is a summary of stock option activity (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2005	8,858	$22.79
Granted	679	45.31
Exercised	(1,799)	20.73
Forfeitures and cancellations	(96)	33.16
Expirations	(14)	23.25
Outstanding at December 31, 2006	7,628	$25.16	6.28	$76,743
Vested and expected to vest at December 31, 2006	7,519	$24.97	6.29	$76,913
Exercisable at December 31, 2006	5,348	$19.81	5.46	$82,293

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2006. During the year ended December 31, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $43.1 million determined as of the date of option exercise.

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$5.00—$9.99	1,865,604	4.89	$8.71	1,865,604	$8.71
$10.00—$17.99	1,271,618	5.00	13.81	1,120,026	13.81
$18.00—$27.99	700,251	4.48	24.69	694,251	24.70
$28.00—$33.99	1,561,816	1.93	32.65	1,058,424	32.15
$34.00—$50.99	2,228,510	8.28	40.28	609,774	37.84

Employee Stock Purchase Plans

Under the ESPP, eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the closing price of the Company’s common stock on the first or last day of the six-month purchase period. In the second quarter of 2006, 78,000 shares of common stock were issued under the ESPP in the aggregate amount of $2.4 million and 72,637 shares of common stock were issued under the ESPP in the aggregate amount of $2.5 million as of the most recent purchase period ended on October 31, 2006. As of December 31, 2006 employee withholdings under the ESPP aggregated $0.6 million.

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

The following table summarizes the restricted stock award activity for the year ended December 31, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at December 31, 2005	101	$38.79
Granted	286	45.30
Vested	(36)	38.23
Forfeited	(13)	42.57
Nonvested stock at December 31, 2006	338	$44.19

Performance-Based Awards

In February 2006, the Company’s Board of Directors approved a 2006 performance award program under the Company’s incentive compensation plan (the 2006 Program), which provides the opportunity for certain executives to earn long-term incentive compensation awards based upon specified measures. The potential maximum aggregate award value for the 2006 program was $2.7 million. The award determination was based upon the Total Shareholder Return (TSR) (the increase or decrease in the Company’s common stock price) over a two-year period beginning January 1, 2005 compared to a peer group composed of various entities within the bio-technology and medical device industries. Awards would have been determined to be earned if the Company’s TSR was in excess of the 50th percentile of the peer group. When the TSR equals the 75th percentile of the peer group, the maximum amount would have been earned. Awards were to be settled in a number of restricted stock shares or units equal to the value of the award amount divided by the fair market value of the Company’s common stock on the date the performance criteria is deemed to have been met. The restricted stock shares or units will have the same terms and conditions as other restricted shares or units issued under the Company’s ICP. The estimated fair value of the 2006 Program was $0.8 million on the grant date using a lattice-based valuation model.   Since the specified measures were not achieved, no awards of stock or units were granted and no compensation expense was recognized in 2006.

Pro-forma Disclosures under SFAS 123 for Periods Prior to Fiscal 2006

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	2005	2004
Net loss:
As reported:	$(453,197)	$(129,370)
Stock-based compensation expense included in reported net earnings , net of tax	834	99
Stock-based compensation expense determined under fair value based method, net of tax	(11,800)	(7,117)
Pro forma net loss	$(464,163)	$(136,388)
Loss per share:
As reported:
Basic	$(8.28)	$(3.89)
Diluted	$(8.28)	$(3.89)
Pro forma:
Basic	$(8.48)	$(4.10)
Diluted	$(8.48)	$(4.10)

For the purpose of the weighted-average estimated fair value calculations, the fair value of the Company’s stock-based compensation granted to employees for the years ended December 31, 2005 and 2004 was estimated using the following weighted-average assumptions:

	Stock Options		ESPP
	2005	2004	2005	2004
Expected life (in years)	5.0	4.9	0.5	0.5
Expected volatility	36.0%	42.3%	35.3%	37.3%
Risk-free interest rate	3.8%	3.8%	3.9%	1.2%
Expected dividends	—	—	—	—

The weighted average fair value of options granted under the ICP was $14.52 and $14.05 for the years ended December 31, 2005 and 2004, respectively. Under the ESPP, the weighted average fair value of grants was $9.09 and $6.35 for the years ended December 31, 2005 and 2004, respectively.

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

The table below presents the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(in thousands, except per share amounts)
Basic and diluted net earnings (loss)	$79,471	$(453,197)	$(129,370)

Basic common shares outstanding	63,383	54,764	33,284
Effect of dilutive securities:
Stock options and awards	2,188	—	—

Diluted common shares outstanding	65,571	54,764	33,284

Basic earnings (loss) per share	$1.25	$(8.28)	$(3.89)

Diluted earnings (loss) per share	$1.21	$(8.28)	$(3.89)

For 2006, options to purchase 284,000 shares of common stock were excluded as the effect would be anti-dilutive. For 2005, the dilutive effect of stock options and stock purchase plan awards of approximately 2,674,000 shares and the dilutive effect of the 3 ½% Notes of approximately 290,000 shares have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive. For 2004, the dilutive effect of stock options and stock purchase plan awards of approximately 2,125,000 shares and the dilutive effect of the 3 ½% Notes of approximately 3,559,000 shares have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive.

The Company will settle in cash the principal amount of the 3.25% Notes, 2 ½% Notes and the 1.375% Notes.  In addition, there were no potentially diluted common shares associated with the 3.25% Notes, 2 ½% Notes and the 1.375% Notes as the Company’s year end stock price was less than the conversion prices of the notes.

Note 13: Commitments and Contingencies

The Company leases certain facilities, office equipment and automobiles and provides for payment of taxes, insurance and other charges on certain of these leases. Rental expense was $17.6 million, $17.8 million, and $20.4 million in 2006, 2005 and 2004, respectively.

Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year as of December 31, 2006, are as follows: $16.1 million in 2007; $10.9 million in 2008; $6.1 million in 2009; $4.3 million in 2010; $3.9 million in 2011 and $21.8 million thereafter.

In August 2002, the Company entered into an information technology services outsourcing agreement expiring in November 2007. Future annual payments under this agreement are $3.6 million in 2007.

The Company recognized a net gain on legal contingencies of $96.9 million in 2006, primarily from settlement of pending patent litigation, net of costs incurred. On July 7, 2006, the Company entered into a settlement agreement with Alcon, Inc., Alcon Laboratories, Inc., and Alcon Manufacturing Ltd. (collectively, “Alcon”) regarding all pending patent litigation between AMO and Alcon. The settlement required Alcon to pay AMO a lump-sum payment of $121 million which was received in July 2006 and was accounted for in the third quarter.  The parties agreed to dismiss all pending patent litigation in Delaware and Texas, agreed not to sue each other regarding the patents at issue in those cases, and cross-licensed patents covering existing features of commercially available phacoemulsification products.

On January 4, 2005, Dr. James Nielsen filed a complaint against the Company and Allergan, Inc. in the U.S. District Court of the Northern District of Texas, Dallas Division, for infringement of U.S. Patent No. 5,158,572. Dr. Nielsen alleges that the Company’s Array multifocal intraocular lens infringes the patent. He is seeking damages and a permanent injunction.  The trial in this matter was scheduled to begin on November 6, 2006, but this date has been vacated.  A new trial date has not yet been scheduled.

The Company does not believe, based on current knowledge, that the foregoing legal proceeding is likely to have a material adverse effect on its financial position, results of operations or cash flows. However, the Company may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company or its subsidiaries, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Through 2005, the Company’s reportable segments were based on geographic regions which comprised the Americas, which included North and South America, Europe/Africa/Middle East, Japan and Asia Pacific, which excluded Japan and included New Zealand and Australia. Effective January 1, 2006, the Company’s has reorganized its reportable segments to reflect the way it manages its business, represented by its three business units: Cataract/Implant, Laser Vision Correction and Eye Care. Sales and operating results for the prior period have been conformed to reflect the current period presentation of reportable segments. The cataract/implant segment markets four key products required for cataract surgery — foldable intraocular lenses, or IOLs, implantation systems, phacoemulsification systems and viscoelastics. The laser vision correction segment markets laser systems, diagnostic devices, treatment cards and microkeratomes for use in laser eye surgery. Sales of microkeratomes were included in the cataract/implant segment in 2004 and were not significant. The eye care segment provides a full range of contact lens care products for use with most types of contact lenses. These products include single-bottle, multi-purpose cleaning and disinfecting solutions, hydrogen peroxide-based disinfecting solutions, daily cleaners, enzymatic cleaners, contact lens rewetting drops and, in Europe and Asia, contact lenses.

The Company evaluates segment performance based on operating income (loss) excluding certain costs such as business repositioning costs, non-recurring acquisition related costs and stock-based compensation expense. Research and development costs, manufacturing operations and related variances, inventory provision/repricing costs and supply chain costs are managed on a global basis and are considered corporate costs. The Company presents the measure which management believes is determined in accordance with the measurement principles consistent with those used in measuring the corresponding amounts in the consolidated financial statements. Because operating segments are generally defined by the products they manufacture and sell, they do not make sales to each other. Depreciation and amortization, excluding amortization of intangible assets, related to the manufacturing of goods is included in operating income. The Company does not discretely allocate assets to its operating segments, nor does the Company’s chief operating decision maker evaluate operating segments using discrete asset information.

	Net Sales			Operating Income
(In thousands)	2006	2005	2004	2006	2005	2004
Operating segments:

Cataract/Implant	$519,025	$497,191	$413,422	$266,729	$212,879	$122,267

Laser Vision Correction	216,876	122,615	—	130,848	66,375	—

Eye Care	261,595	300,867	328,677	104,187	106,023	130,008

Total segments	997,496	920,673	742,099	501,764	385,277	252,275

Manufacturing operations	—	—	—	(24,061)	(17,291)	(20,105)

Research and development	—	—	—	(66,099)	(61,646)	(45,616)

In-process research and development	—	—	—	—	(490,750)	(28,100)

Business repositioning	—	—	—	(62,661)	(42,265)	—

Global supply chain	—	—	—	(61,330)	(48,118)	(37,758)

General corporate	—	—	—	(89,864)	(136,534)	(87,674)

Total	$997,496	$920,673	$742,099	$197,749	$(411,327)	$33,022

Depreciation and amortization expense by segment comprised the following (in thousands):

	Depreciation and Amortization
(In thousands)	2006	2005	2004
Cataract/Implant	$6,431	$7,457	$5,270

Laser Vision Correction	4,908	2,971	—

Eye Care	128	218	255

Total segments	11,467	10,646	5,525

Manufacturing operations	23,916	20,717	13,544

General corporate	35,215	20,225	4,547

Total	$70,598	$51,588	$23,616

Geographic Area Information

	Net Sales
(In thousands)	2006	2005	2004
United States:
Cataract/Implant	$172,157	$148,563	$134,247
Laser Vision Correction	167,228	97,524	—
Eye Care	75,877	56,403	52,635
Total United States	415,262	302,490	186,882

Americas, excluding United States:
Cataract/Implant	34,882	26,643	20,139
Laser Vision Correction	9,419	4,062	—
Eye Care	12,268	10,904	10,562
Total Americas, excluding United States	56,569	41,609	30,701

Europe/Africa/Middle East:
Cataract/Implant	189,845	193,204	152,917
Laser Vision Correction	17,125	9,465	—
Eye Care	82,234	95,926	103,806
Total Europe/Africa/Middle East	289,204	298,595	263,723

Japan:
Cataract/Implant	71,271	75,095	62,856
Laser Vision Correction	4,667	2,599	—
Eye Care	62,722	96,595	128,679
Total Japan	138,660	174,289	191,535

Asia Pacific:
Cataract/Implant	50,870	53,686	36,263
Laser Vision Correction	18,437	8,965	—
Eye Care	28,494	41,039	32,995
Total Asia Pacific	97,801	103,690	69,258
Total	$997,496	$920,673	$742,099

The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 41.6%, 32.9% and 25.2% of total net sales for the years ended December 31, 2006, 2005 and 2004, respectively. Additionally, sales in Japan represented 13.9%, 18.9% and 25.8% of total net sales for the years ended December 31, 2006, 2005 and 2004, respectively. No other country, or single customer, generated over 10% of total net sales in the periods presented.

	Property, Plant and Equipment			Other Long-Lived Assets
(In thousands)	2006	2005	2004	2006	2005	2004
United States	$25,168	$27,759	$23,885	$50,570	$36,131	$27,901
Americas, excluding United	564	629	120	2,303	2,144	1,817
Europe/Africa/Middle East	88,549	66,017	72,130	8,105	5,980	4,220
Japan	832	1,132	1,965	2,942	3,785	4,618
Asia Pacific	17,643	20,188	20,539	5,445	4,433	3,269

Total	$132,756	$115,725	$118,639	$69,365	$52,473	$41,825

Note 15: Quarterly Results (Unaudited)

	First Quarter(c)	Second Quarter(d)	Third Quarter(e)	Fourth Quarter(f)	Total Year
	(in thousands, except per share data)
2006 (a)
Net sales	$238,228	$257,041	$258,602	$243,625	$997,496
Gross profit	151,393	164,668	163,128	138,982	618,171
Net earnings (loss)	2,629	(2,703)	87,154	(7,609)	79,471
Basic earnings (loss) per share	0.04	(0.04)	1.47	(0.13)	1.25
Diluted earnings (loss) per share	0.04	(0.04)	1.42	(0.13)	1.21
2005 (b)
Net sales	$192,519	$227,092	$248,233	$252,829	$920,673
Gross profit	122,080	139,614	160,781	144,873	567,348
Net earnings (loss)	13,826	(438,115)	(31,215)	2,307	(453,197)
Basic earnings (loss) per share	0.37	(9.53)	(0.47)	0.03	(8.28)
Diluted earnings (loss) per share	0.35	(9.53)	(0.47)	0.03	(8.28)

(a)                   Fiscal quarters in 2006 ended on March 31, June 30, September 29 and December 31.

(b)                  Fiscal quarters in 2005 ended on March 25, June 24, September 30 and December 31.

(c)                   Includes charges of $35.2 million recorded during the first quarter of fiscal 2006, which comprised $3.2 million for inventory provisions and other manufacturing charges associated with discontinued products, $29.3 million related to its current business repositioning initiatives, $2.3 million in other write-offs and $0.4 million in an unrealized loss on derivative instruments.

(d)                  Includes charges of $52.7 million recorded during the second quarter of fiscal 2006, which comprised $18.2 million related to the company’s note repurchases, $17.7 million related to current business repositioning initiatives, $14.3 million for inventory provisions, manufacturing and distribution charges related to discontinued products and other charges, and $2.5 million in an unrealized loss on derivative instruments.  Includes a $451.5 million in-process research and development charge, debt recapitalization related costs of $2.4 million and $4.7 million in charges associated with recent acquisitions and integrations in the second quarter of fiscal 2005.

(e)                   Includes a pre-tax net gain of $102.9 million related to the settlement of legal matters in the third quarter of fiscal 2006. The third-quarter results in fiscal 2006 also included pre-tax net charges of $4.0 million associated with recently completed business rationalization and repositioning initiatives, $3.9 million associated with note repurchases and $2.3 million in an unrealized gain on derivative instruments.  Includes a $39.3 million in-process research and development charge, debt recapitalization related charges of $3.8 million, an $8.6 million charge for the termination of a distributor agreement and $9.7 million in charges associated with recent acquisitions and integrations in the third quarter of fiscal 2005 and a $1.4 million benefit from the resolution of a discrete item as the result of final adjustments to accrued, pre-spin-off taxes attributable to the Company’s business and payable to Allergan pursuant to a pre-spin tax sharing agreement.

(f)                     As a result of the eye care recall in the fourth quarter of fiscal 2006, eye care sales included approximately $9.5 million in returns. Gross profit was impacted by $19.0 million in returns and costs.  In addition, the Company incurred the final $1.2 million in charges associated with business repositioning initiatives in the fourth quarter of fiscal 2006.  Includes $42.3 million in charges associated with product rationalization and repositioning initiatives, debt recapitalization related costs of $1.4 million, $4.0 million in charges associated with recent acquisitions and integrations and a tax benefit of $5.7 million for repatriation of foreign earnings in the fourth quarter of fiscal 2005.

Note 16:  Pending Acquisition of IntraLase

On January 5, 2007, AMO entered into an agreement with IntraLase Corp. (IntraLase) to acquire IntraLase for approximately $808 million in cash.  IntraLase manufactures femtosecond laser systems utilized in LASIK surgery.  Under terms of the agreement, approved by the boards of directors of both companies, following the receipt of fairness opinions from their respective financial advisors, AMO will pay $25 in cash per share of IntraLase stock and the individually determined cash value per share of outstanding stock options. AMO has arranged committed financing from a consortium of banks to complete the transaction. AMO expects the transaction to be completed early in the second quarter of 2007. The transaction is subject to IntraLase stockholder approval as well as regulatory approvals and other customary closing conditions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Advanced Medical Optics, Inc:

We have completed integrated audits of Advanced Medical Optics, Inc.’s 2006, 2005, and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1)  present fairly, in all material respects, the financial position of Advanced Medical Optics, Inc. and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” as of January 1, 2006 and changed the manner in which it accounts for share-based compensation in fiscal 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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
February 28, 2007

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

Changes in Internal Control over Financial Reporting

Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

AMO’s independent registered public accounting firm has issued an attestation report on our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. This report begins on page 87.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item, including that required pursuant to Item 401 of Regulation S-K, is included under the headings “Election of Directors” and “Executive Officers” in our proxy statement for the 2007 annual meeting of stockholders (the “Proxy Statement”), which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2006 and which is incorporated herein by reference.

The information required by Item 405 of Regulation S-K is included in the Proxy Statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The information required by pertinent provisions of Items 406 and 407 of Regulation S-K is included in the Proxy Statement under the section entitled “Corporate Governance” and is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by Item 402 and by pertinent provisions of Item 407 of Regulation S-K is included in the Proxy Statement under the sections entitled “Election of Directors,” “Executive Officers,” and “Corporate Governance,” and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is included in the Proxy Statement under the sections entitled “Executive Officers” and “Ownership of Our Stock,” and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is included in the Proxy Statement under the section entitled “Corporate Governance” and is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

The section entitled “Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)                                  Index to Financial Statements

Page No.

1. Financial Statements included in Part II of this report:

Consolidated Balance Sheets at December 31, 2006 and December 31, 2005	48

Consolidated Statements of Operations for Each of the Years in the Three-Year Period Ended December 31, 2006	49

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for Each of the Years in the Three-Year Period Ended December 31, 2006	50

Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 2006	51

Notes to Consolidated Financial Statements	52-87

Report of Independent Registered Public Accounting Firm	88

Page No.
2. Schedules Supporting the Consolidated Financial Statements:

Schedule numbered in accordance with Rule 5-04 of Regulation S-X: II Valuation and Qualifying Accounts	S-8

All other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(b)                                 Item 601 Exhibits

Reference is made to the Index of Exhibits beginning at page S-3 of this report.

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

Date: February 28, 2007	ADVANCED MEDICAL OPTICS, INC.

	By	/s/ JAMES. V. MAZZO
James V. Mazzo
Chairman of the Board, President and Chief Executive Officer

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

Date: February 28, 2007	By	/s/ JAMES. V. MAZZO
James V. Mazzo
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2007	By	/s/ RICHARD A. MEIER
Richard A. Meier
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Date: February 28, 2007	By	/s/ ROBERT F. GALLAGHER
Robert F. Gallagher
Senior Vice President. Chief Accounting Officer and Controller
(Principal Accounting Officer)

Date: February 26, 2007	By	/s/ CHRISTOPHER G. CHAVEZ
Christopher G. Chavez, Director

Date: February 28, 2007	By	/s/ ELIZABETH H. DÁVILA
Elizabeth H. Dávila, Director

Date: February 26, 2007	By	/s/ WILLIAM J. LINK, PH.D.
William J. Link, Ph.D., Director

Date: February 27, 2007	By	/s/ MICHAEL A. MUSSALLEM
Michael A. Mussallem, Director

Date: February 28, 2007	By	/s/ DEBORAH J. NEFF
Deborah J. Neff, Director

Date: February 28, 2007	By	/s/ JAMES O. ROLLANS
James O. Rollans, Presiding Director

Exhibits and Financial Statement Schedules

(a) Exhibits

Exhibit No.	Description of Exhibit
3.1 (a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 2 to Registration Statement on Form 10 (“Form 10”) filed on May 6, 2002).
3.1 (b)	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Quarterly Report on Form 10-Q filed on August 3, 2005).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Amendment No. 2 to Form 10 filed on May 6, 2002).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 2 to Form 10 filed on May 6, 2002).
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

4.7

Indenture, dated as of June 13, 2006, between Advanced Medical Optics, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on June 13, 2006).

4.8

Registration Rights Agreement dated as of June 13, 2006, among Advanced Medical Optics, Inc., Goldman Sachs & Co., Banc of America Securities, UBS Securities LLC, PNC Capital Markets LLC, and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on June 13, 2006).

4.9

First Supplemental Indenture, dated as of August 15 2006, between Advanced medical Optics, Inc. and U.S. Bank national Association, as Trustee (incorporated by reference to Exhibit 4.9 to Form S-3, Automatic Shelf Registration, filed on August 18, 2006).

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

10.4	Employment Agreement, dated as of January 18, 2002, by and between Advanced Medical Optics, Inc. and James Mazzo (incorporated by reference to Exhibit 10.8 of Form 10).*
10.5 (a)	Form of Employment Agreement between Advanced Medical Optics, Inc. and those parties identified on Exhibit 10.5(b) (incorporated by reference to Exhibit 10.9(a) of Form 10).*
10.5 (b)	Updated Schedule of parties to the Employment Agreement filed as Exhibit 10.5(a) (incorporated by reference to Exhibit 10.6(b) of Annual Report on Form 10-K filed on March 2, 2005).*
10.5 (c)

Employment Agreement, dated as of June 28, 2002, by and between Advanced Medical Optics, Inc. and Holger Heidrich (incorporated by reference to Exhibit 10.20 of Form S-4 Registration Statement filed on August 8, 2002).*

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 of Form S-4 Registration Statement filed on August 8, 2002).*
10.7 (a)

Form of Change in Control Agreement between Advanced Medical Optics, Inc. and those parties identified on Exhibit 10.7(b) (incorporated by reference to Exhibit 10.7 of Current Report on Form 8-K filed on May 18, 2005).*

10.7 (b)	Schedule of executive officers party to the Change in Control Agreement filed as Exhibit 10.7(a).*
10.8 (a)	Advanced Medical Optics, Inc. 2002 Bonus Plan (incorporated by reference to Exhibit 10.8 of Form S-4 Registration Statement filed on August 8, 2002).*
10.8 (b)	First Amendment to Advanced Medical Optics, Inc. 2002 Bonus Plan (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed on November 8, 2002).*
10.8 (c)	2006 Performance Objective under the Advanced Medical Optics, Inc. 2002 Bonus Plan (incorporated by reference to Exhibit 10.8(e) of Annual Report on Form 10-K filed on March 14, 2006).*
10.8 (d)	2007 Performance Objective under the Advanced Medical Optics, Inc. 2002 Bonus Plan.*
10.9 (a)	Advanced Medical Optics, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.1 of Form S-8 Registration Statement filed on June 21, 2002).*
10.9 (b)	First Amendment to Advanced Medical Optics, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.10(b) of Annual Report on Form 10-K filed on March 14, 2003).*
10.9 (c)	Second Amendment to Advanced Medical Optics, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q filed on November 6, 2003)*
10.9 (d)	Third Amendment to Advanced Medical Optics, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.9(d) of Annual Report on Form 10-K filed on March 14, 2006).*
10.9 (e)	Fourth Amendment to Advanced Medical Optics, Inc. 401(k) Plan.*

10.10 (a)

Amended and Restated Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit A to Proxy Statement for the 2004 Annual Meeting of Stockholders filed on April 15, 2004).*

10.10 (b)

First Amendment to Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 23, 2004).*

10.11 (a)	Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 99.10 of Form S-8 Registration Statement filed on May 27, 2005).*
10.11 (b)

Form of Nonqualified Stock Option Grant Terms and Conditions under Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on May 18, 2005).*

10.11 (c)

Form of Employee Restricted Unit Grant Terms and Conditions under Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K filed on May 18, 2005).*

10.11 (d)

Form of Employee Restricted Stock Grant Terms and Conditions under Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K filed on May 18, 2005).*

10.11 (e)

Form of Nonemployee Director Restricted Stock Grant Agreement under Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K filed on May 18, 2005).*

10.11 (f)

Form of Performance Award Agreement under Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 of Current Report on Form 8-K filed on May 18, 2005).*

10.12 (a)	Advanced Medical Optics, Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of Form S-8 Registration Statement filed on June 21, 2002).*
10.12 (b)	First Amendment to Advanced Medical Optics, Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed on November 2, 2004).*
10.12 (c)	Amended and Restated Advanced Medical Optics, Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.8 of Form S-8 Registration Statement filed on May 27, 2005).*
10.13 (a)	Advanced Medical Optics, Inc. International Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of Form S-8 Registration Statement filed on June 21, 2002).*
10.13 (b)	First Amendment to Advanced Medical Optics, Inc. 2002 International Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q filed on November 2, 2004).*
10.13 (c)	Amended and Restated Advanced Medical Optics, Inc. 2002 International Stock Purchase Plan (incorporated by reference to Exhibit 99.9 of Form S-8 Registration Statement filed on May 27, 2005).*
10.14 (a)	Advanced Medical Optics, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of Form S-8 Registration Statement filed on June 21, 2002).*
10.14 (b)	First Amendment to Advanced Medical Optics, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 of Quarterly Report on Form 10-Q filed on November 6, 2003).*

10.15	Advanced Medical Optics, Inc. 2005 Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 of Annual Report on Form 10-K filed on March 2, 2005).*
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

10.19 (a)

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

10.19 (b)

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

10.19 (c)

Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 27, 2005, among Advanced Medical Optics, Inc., the Guarantors party thereto, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and Bank of America, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K filed on May 31, 2005).

10.19 (d)

Third Amendment to Second Amended and Restated Credit Agreement, dated as of June 5, 2006, among Advanced Medical Optics, Inc., the certain of its subsidiaries as the Guarantors, the Lenders (as defined in the Second Amended and Restated Credit Agreement dated as of June 25, 2004 and filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 3, 2004), and Bank of America, N.A., as Administrative Agent on behalf of itself and the Lenders (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q filed on August 9, 2006).

10.20

Manufacturing and Supply Agreement, dated November 10, 2003, by and between Advanced Medical Optics, Inc. and Nicholas Piramal India Limited (confidential portions have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.28 of Annual Report on Form 10-K filed on March 12, 2004).

10.21

Stock and Asset Purchase Agreement, dated as of April 21, 2004, by and between Pfizer Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed on May 3, 2004).

10.22 (a)

Agreement and Plan of Merger, dated as of November 9, 2004, by and among Advanced Medical Optics, Inc., Vault Merger Corporation, and VISX, Incorporated (“VISX Merger Agreement”) (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on November 10, 2004).

10.22 (b)

Amendment No. 1, dated as of December 3, 2004, by and among Advanced Medical Optics, Inc., Vault Merger Corporation, and VISX, Incorporated), to amend the VISX Merger Agreement (incorporated by reference to Exhibit 2.2 of Form S-4 Registration Statement filed on December 6, 2004).

10.22 (c)

Amendment No. 2, dated as of March 17, 2005, by and among Advanced Medical Optics, Inc., Vault Merger Corporation, and VISX, Incorporated, to amend the VISX Merger Agreement, as amended (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on March 22, 2005).

10.23	VISX, Incorporated 2001 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 99.2 of Form S-8 Registration Statement filed on May 27, 2005).*
10.24	VISX, Incorporated 2000 Stock Plan (incorporated by reference to Exhibit 99.4 of Form S-8 Registration Statement filed on May 27, 2005).*
10.25	VISX, Incorporated 1995 Director Option and Stock Deferral Plan (incorporated by reference to Exhibit 99.5 of Form S-8 Registration Statement filed on May 27, 2005).*
10.26	VISX, Incorporated 1995 Stock Plan (incorporated by reference to Exhibit 99.6 of Form S-8 Registration Statement filed on May 27, 2005).*
10.27

Lease dated July 16, 1992 between VISX, Incorporated and Sobrato Interests, a California limited partnership, as amended on October 2, 1992, March 8, 1996 and March 29, 2002 (incorporated by reference to Exhibit 10.7 of VISX, Incorporated’s Current Report on Form 8-K filed on November 18, 2004).

10.28	Lease Agreement dated February 9, 2007, between Advanced Medical Optics, Inc. and TriNet Milpitas Associates, LLC for the premises located at 510 Cottonwood Drive, Milpitas, California.
10.29

Confidential Settlement Agreement, dated as of June 30, 2006, between Advanced Medical Optics, Inc. and Alcon, Inc., Alcon Laboratories, Inc. and Alcon Manufacturing Ltd. (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed on August 9, 2006).

10.30

Master Confirmation between Advanced Medical Optics, Inc. and Goldman, Sachs & Co. dated as of June 7, 2006 (confidential portions have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q filed on August 9, 2006).

10.31

Supplemental Confirmation between Advanced Medical Optics, Inc. and Goldman, Sachs & Co. dated as of June 7, 2006 (confidential portions have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.4 of Quarterly Report on Form 10-Q filed on August 9, 2006).

10.32

Agreement and Plan of Merger, dated as of January 5, 2007, by and among Advanced Medical Optics, Inc., Ironman Merger Corporation, a wholly owned subsidiary of Advanced Medical Optics, Inc., and IntraLase Corp. (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on January 10, 2007).

10.33

Bank Facilities commitment Letter, dated January 5, 2007, from UBS Loan Finance LLC, UBS Securities LLC, Bank of America, N.A., Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. to Advanced Medical Optic, Inc. (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on January 10, 2007).

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

SCHEDULE II

ADVANCED MEDICAL OPTICS, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(IN MILLIONS)

Allowance	Balance			Balance
For Doubtful	Beginning			at End
Accounts	of Year	Additions(a)	Deductions(b)	of Year
2006	$9.1	$3.6	$(0.4)	$12.3
2005	7.4	2.6	(0.9)	9.1
2004	8.6	2.3	(3.5)	7.4

(a)             Includes $2.0 million additions from VISX Acquisition and $0.6 million charged to earnings in 2005.

(b)            Accounts written off.