Form 10-Q
period 2007-03-30
ADVANCED MEDICAL OPTICS INC
filed 2007-05-09
CIK 1168335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 30, 2007

or

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

As of April 30, 2007, there were 59,940,915 shares of common stock outstanding.

ADVANCED MEDICAL OPTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 30, 2007

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Advanced Medical Optics, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	March 30, 2007	March 31, 2006
Net sales	$251,673	$238,228
Cost of sales (Note 3)	94,167	86,835

Gross profit	157,506	151,393
Selling, general and administrative	109,518	95,439
Research and development	19,164	16,973
In-process research and development	1,580	—
Business repositioning costs, net (Note 3)	—	29,254

Operating income	27,244	9,727

Non-operating expense:
Interest expense	6,164	4,507
Unrealized loss on derivative instruments	383	438
Other, net	1,216	1,004

	7,763	5,949

Earnings before income taxes	19,481	3,778
Provision for income taxes	7,372	1,149

Net earnings	$12,109	$2,629

Net earnings per share:
Basic	$0.20	$0.04
Diluted	$0.20	$0.04

Weighted average number of shares outstanding:
Basic	59,399	68,228
Diluted	61,044	71,026

See accompanying notes to unaudited consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	March 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and equivalents	$43,899	$34,522
Trade receivables, net	216,131	232,408
Inventories	127,600	127,532
Deferred income taxes	41,744	41,698
Income tax receivable	18,680	15,045
Other current assets	22,114	26,938

Total current assets	470,168	478,143
Property, plant and equipment, net	135,354	132,756
Deferred income taxes	11,861	13,260
Other assets	74,168	69,365
Intangible assets, net	467,023	471,664
Goodwill	848,113	848,709

Total assets	$2,006,687	$2,013,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,679	$53,897
Accrued compensation	28,784	41,896
Other accrued expenses	106,315	120,384
Deferred income taxes	1,245	1,276

Total current liabilities	184,023	217,453
Long-term debt	851,105	851,105
Deferred income taxes	181,486	185,844
Other liabilities	51,810	43,504
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 240,000,000 shares authorized; 59,825,012 and 59,512,106 shares issued	598	595
Additional paid-in capital	1,421,622	1,409,475
Accumulated deficit	(718,411)	(730,800)
Accumulated other comprehensive income	34,478	36,745
Treasury stock, at cost (1,397 shares)	(24)	(24)

Total stockholders’ equity	738,263	715,991

Total liabilities and stockholders’ equity	$2,006,687	$2,013,897

See accompanying notes to unaudited consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 30, 2007	March 31, 2006
Cash flows from operating activities:
Net earnings	$12,109	$2,629
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	975	839
Depreciation and amortization	17,116	16,482
In-process research and development	1,580	—
Loss on investments and assets	375	2,539
Deferred income taxes	(1,474)	(1,500)
Unrealized loss on derivatives	383	438
Share-based compensation	4,746	5,071
Changes in assets and liabilities (net of effect of business acquired):
Trade receivables, net	19,741	15,594
Inventories	1,680	(3,331)
Other current assets	4,761	2,882
Accounts payable	(7,703)	(8,260)
Accrued expenses and other liabilities	(27,284)	(24,595)
Income taxes	3,123	(3,626)
Other non-current assets and liabilities	(5,312)	(5,948)

Net cash provided by (used in) operating activities	24,816	(786)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(13,540)	—
Additions to property, plant and equipment	(7,188)	(6,575)
Proceeds from sale of property, plant and equipment	21	—
Additions to capitalized internal-use software	(915)	—
Additions to demonstration and bundled equipment	(1,942)	(2,406)

Net cash used in investing activities	(23,564)	(8,981)

Cash flows from financing activities:
Net repayment of short-term debt	—	(15,000)
Proceeds from issuance of common stock	5,989	15,918
Excess tax benefits from share-based compensation	1,082	5,229

Net cash provided by financing activities	7,071	6,147
Effect of exchange rates on cash and equivalents	1,054	401

Net increase (decrease) in cash and equivalents	9,377	(3,219)
Cash and equivalents at beginning of period	34,522	40,826

Cash and equivalents at end of period	$43,899	$37,607

See accompanying notes to unaudited consolidated financial statements.

Advanced Medical Optics, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting only of normal, recurring adjustments) for a fair statement of the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited consolidated financial statements of Advanced Medical Optics, Inc. (the “Company” or “AMO”) for the year ended December 31, 2006. The results of operations for the three months ended March 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

All material intercompany balances have been eliminated.

Reclassification

Certain prior period amounts have been reclassified to conform with current period presentation.

Recently Adopted and Issued Accounting Standards

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007 and recorded an increase in retained earnings of $0.3 million related to the cumulative effect of adoption. The components of the cumulative effect of adoption included an increase of $1.8 million in the gross liability for unrecognized tax benefits, an increase in gross deferred tax assets of $3.5 million and a decrease in goodwill of $1.4 million.

As of the adoption date, the Company had unrecognized tax benefits of $30.1 million of which $20.2 million, if recognized, would affect the effective tax rate. As of March 30, 2007, the Company had unrecognized tax benefits of $31.3 million of which $21.1 million, if recognized, would affect the effective tax rate. The difference primarily relates to timing differences and amounts arising from business combinations which, if recognized, would be recorded to goodwill.

We conduct business globally and, as a result, the Company or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Ireland, Japan, Germany, China, and Netherlands. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 1999.

The Company anticipates that the total amount of liability for unrecognized tax benefits may change due to the settlement of audits and the expiration of statute of limitations in the next 12 months. Quantification of such change cannot be estimated at this time.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of the date of adoption, the Company had a liability for interest and penalties of $1.4 million (net of tax). As of March 30, 2007, the Company had a liability for interest and penalties of $1.6 million (net of tax).

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact (if any) of SFAS No. 159 on its financial statements.

Note 2: Common Stock

AMO has an Incentive Compensation Plan (“ICP”) that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company has two Employee Stock Purchase Plans (“ESPP”) for United States and international employees, respectively, which allow employees to purchase AMO common stock.

Share-Based Compensation Expense

Total share-based compensation expense included in the unaudited consolidated statements of operations for the three months ended March 30, 2007 and March 31, 2006 was as follows (in thousands):

	Three Months Ended March 30, 2007	Three Months Ended March 31, 2006
Cost of sales	$581	$540

Operating Expenses -
Research and development	590	480
Selling, general and administrative	3,575	4,051

	4,165	4,531

Pre-tax expense	4,746	5,071
Income tax benefit	(1,474)	(1,683)

Net of tax expense	$3,272	$3,388

Stock Options

Stock options granted to employees are exercisable at a price equal to the fair market value of the common stock on the date of the grant and generally vest at a rate of 25% per year beginning twelve months after the date of grant. Grants under these plans expire ten years from the date of grant.

The Company issues new shares to satisfy option exercises.

The following is a summary of stock option activity (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	7,628	$25.16
Granted	18	38.34
Exercised	(310)	19.26
Forfeitures and cancellations	(20)	36.26
Expirations	(3)	36.33

Outstanding at March 30, 2007	7,313	25.40	6.08	$86,306

Vested and expected to vest at March 30, 2007	7,205	25.21	6.09	$86,362

Exercisable at March 30, 2007	5,047	$19.87	5.23	$87,475

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

The plan further called for increasing the Company’s investment in key growth opportunities, specifically the Company’s refractive implant product line and international laser vision correction business, and accelerating the implementation of productivity initiatives. Following an analysis of its IOL manufacturing capabilities in the second quarter of 2006, the Company decided to consolidate certain operations. In addition, the Company expanded the scope of its eye care rationalization initiatives in order to maximize manufacturing capacity and seize growth opportunities. The plan was completed in the fourth quarter of 2006. Total cumulative charges of $105.0 million were incurred through December 31, 2006.

In the three months ended March 31, 2006, we incurred $32.4 million of pre-tax charges, which included $3.2 million for inventory and manufacturing related charges included in cost of sales and $29.2 million included in operating expenses.

Charges included in operating expenses comprised productivity and brand repositioning costs of $26.2 million, severance, relocation and other one-time termination benefits of $1.6 million and asset write-downs of $1.4 million. Business repositioning charges and related activity in the accrual balances during the three months ended March 30, 2007 were as follows (in thousands):

Business Repositioning Costs:	Balance at December 31, 2006	Costs Incurred	Cash Payments	Non-Cash Adjustments	Balance at March 30, 2007
Severance, relocation and related costs	$11,399	$—	$(2,322)	$—	$9,077
Contractual obligations	248	—	(94)	—	154
Productivity initiatives and brand repositioning costs	1,188	—	(128)	—	1,060

	$12,835	$—	$(2,544)	$—	$10,291

Note 4: Composition of Certain Financial Statement Captions

Inventories:

(In thousands)	March 30, 2007	December 31, 2006
Finished goods, including consignment inventory of $8,805 and $13,958 in 2007 and 2006, respectively	$76,287	$83,358
Work in process	10,156	13,538
Raw materials	41,157	30,636

	$127,600	$127,532

Intangible assets, net

		March 30, 2007		December 31, 2006
(In thousands)	Useful Life (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable Intangible Assets:
Patent	17	$350	$(6)	$—	$—
Licensing	3 — 5	4,590	(4,275)	4,590	(4,243)
Technology rights	8 — 19	369,165	(70,374)	364,219	(61,997)
Trademarks	13.5	16,624	(3,818)	16,933	(3,545)
Customer relationships	5	22,580	(8,213)	22,400	(7,093)

		413,309	(86,686)	408,142	(76,878)
Nonamortizable Tradename (VISX)	Indefinite	140,400	—	140,400	—

		$553,709	$(86,686)	$548,542	$(76,878)

The amortizable intangible assets balance increased due to the impact of foreign currency fluctuation and $6.5 million of acquired intangible assets as a result of the acquisition of WaveFront Sciences, Inc. (WFSI). Amortization expense was $10.1 million and $9.7 million for the three months ended March 30, 2007 and March 31, 2006, respectively, and is recorded in selling, general and administrative in the accompanying unaudited consolidated statements of operations. Amortization expense is expected to be $40.2 million in 2007 and 2008, $39.9 million in 2009, $37.3 million in 2010 and $35.5 million in 2011. Actual amortization expense may vary due to the impact of foreign currency fluctuations.

Goodwill

(In thousands)	Balance at December 31, 2006	Excess Tax Benefits Adjustments	Foreign Currency Adjustments	WaveFront Acquisition	FIN 48 Adjustments	Balance at March 30, 2007
Goodwill:
Eye Care	$28,540	$—	$268	$—	$—	$28,808

Cataract/Implant	349,347	—	(3,577)	—	—	345,770

Laser Vision Correction (LVC)	470,822	(677)	—	4,790	(1,400)	473,535

	$848,709	$(677)	$(3,309)	$4,790	$(1,400)	$848,113

The change in goodwill during the three months ended March 30, 2007 included an adjustment of Laser Vision Correction goodwill of $0.7 million as a result of excess tax benefits from the exercise of converted VISX stock options that were fully vested at the acquisition date and a decrease of $3.3 million from foreign currency fluctuations in the Eye Care and Cataract/Implant segments. In addition, during the current quarter the Company recorded $4.8 million of goodwill from the acquisition of WFSI, which was included in the LVC segment. As a result of the adoption of FIN 48, the Company decreased goodwill by $1.4 million as a result of a reduction in the liability for unrecognized tax benefits accounted for in connection with the VISX acquisition. The Company will perform its annual impairment test of goodwill during the second quarter of 2007.

In January 2007, The Company acquired WFSI, an optical medical device research and development company, for approximately $14 million, excluding future contingent consideration noted below. The purchase price included $1.6 million of in-process research and development (IPR&D) which was expensed in the quarter ended March 30, 2007, as it represented the fair value of projects that had not reached technological feasibility and had no alternative future use at the date of acquisition. The purchase agreement also provides for additional future payments of approximately $6 million that are contingent on successful achievement of certain milestones. The acquisition of WFSI was not material to the historical consolidated financial position, results of operations or cash flows of the Company.

Note 5: Debt

(In thousands)	Average Rate of Interest	March 30, 2007	December 31, 2006
Convertible Senior Subordinated Notes due 2024 (“2 1/2% Notes”), with put dates of January 15, 2010, July 15, 2014 and July 15, 2019	2.500%	$246,105	$246,105
Convertible Senior Subordinated Notes due 2025 (“1.375% Notes”), with put dates of July 1, 2011, July 1, 2016 and July 1, 2021	1.375%	105,000	105,000
Convertible Senior Subordinated Notes due 2026 (“3.25% Notes), with put dates of August 1, 2014, August 1, 2017 and August 1, 2021	3.250%	500,000	500,000

Total long-term debt		$851,105	$851,105

All of the convertible notes issued by the Company may be converted, at the option of the holders, on or prior to the final maturity date under certain circumstances, none of which had occurred as of March 30, 2007. Upon conversion of the convertible notes, the Company will satisfy in cash the conversion obligation with respect to the principal amount of the convertible notes, with any remaining amount of the conversion obligation to be satisfied in shares of common stock. As a result of this election, the Company also is required to satisfy in cash its obligations to repurchase any convertible notes that holders may put to the Company on the respective dates noted in the table above.

At March 30, 2007, approximately $8.4 million of the Company’s senior revolving credit facility was reserved to support letters of credit issued on the Company’s behalf for normal operating purposes and the Company has approximately $291.6 million undrawn and available revolving loan commitments.

Borrowings under the revolving credit facility, if any, bear interest at current market rates plus a margin based upon the Company’s ratio of debt to EBITDA, as defined. The incremental interest margin on borrowings under the revolving credit facility decreases as the Company’s ratio of debt to EBITDA decreases to specified levels. Under the senior credit facility, certain transactions may trigger mandatory prepayment of borrowings, if any. Such transactions may include equity or debt offerings, certain asset sales and extraordinary receipts. The Company pays a quarterly fee (1.95% per annum at March 30, 2007) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.375% per annum at March 30, 2007) on the average unused portion of the revolving credit facility.

The senior credit facility provided that the Company maintain certain financial and operating covenants which included, among other provisions, maintaining specific leverage and coverage ratios. Certain covenants under the senior credit facility may limit the incurrence of additional indebtedness. The senior credit facility prohibited dividend payments. The Company was in compliance with these covenants at March 30, 2007. The senior credit facility was collateralized by a first priority perfected lien on, and pledge of, all of the combined Company’s present and future property and assets (subject to certain exclusions), 100% of the stock of the domestic subsidiaries, 66% of the stock of foreign subsidiaries and all present and future intercompany debts.

As of March 30, 2007, the aggregate maturities of total long-term debt of $851.1 million are due after 2011.

Subsequent to March 30, 2007, the Company terminated the senior revolving credit facility described above and obtained new senior credit facilities on April 2, 2007 consisting of a $300 million revolving credit facility and a $450 million term loan. The Company also issued additional senior subordinated notes as further described in Note 12.

Note 6: Related Party Transactions

As of March 30, 2007, an interest-free relocation loan of $0.5 million, collateralized by real property, was outstanding from the chief executive officer. The principal amount of the loan is payable upon the earlier to occur of (a) 60 days following the chief executive officer’s termination of employment; (b) the date of the sale or other transfer of the property or (c) July 3, 2007. This relocation loan is evidenced by a promissory note dated July 3, 2002, prior to the adoption of the Sarbanes-Oxley Act of 2002.

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

During the three months ended March 30, 2007, the Company included the dilutive effect of stock options and stock purchase plan awards of approximately 1,645,000 shares. During the three months ended March 30, 2007, there were 2,057,378 antidilutive stock options excluded from the computation of dilutive shares outstanding. During the three months ended March 31, 2006, there were no antidilutive stock options. There were no potentially diluted common shares associated with the 2  1/2% Notes, 1.375% Notes and the 3.25% Notes as the Company’s quarter-end stock price was less than the conversion prices of the notes.

Note 8: Other Comprehensive Income (Loss)

The following table summarizes the components of comprehensive income (loss) (in thousands):

	Three Months Ended
	March 30, 2007			March 31, 2006
	Before-tax amount	Income tax	Net-of-tax amount	Before-tax amount	Income Tax	Net-of-tax amount
Foreign currency translation adjustments	$(2,267)	$—	$(2,267)	$7,581	$—	$7,581
Net earnings			12,109			2,629

Total comprehensive income			$9,842			$10,210

Note 9: Business Segment Information

The operating segments are segments for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

The Company’s reportable segments are represented by three business units: Cataract/Implant, Laser Vision Correction and Eye Care. The cataract/implant segment markets four key products required for cataract surgery — foldable intraocular lenses, or IOLs, implantation systems, phacoemulsification systems and viscoelastics. The laser vision correction segment markets laser systems, diagnostic devices, and treatment cards. The eye care segment provides a full range of contact lens care products for use with most types of contact lenses. These products include single-bottle, multi-purpose cleaning and disinfecting solutions, hydrogen peroxide-based disinfecting solutions, daily cleaners, enzymatic cleaners and contact lens rewetting drops.

The Company evaluates segment performance based on operating income excluding certain costs such as business repositioning costs, non-recurring acquisition-related costs and share-based compensation expense. Research and development costs, manufacturing variances, inventory provision/repricing costs and supply chain costs are managed on a global basis and are considered corporate costs. The Company presents the measure which management believes is determined in accordance with the measurement principles consistent with those used in measuring the corresponding amounts in the unaudited consolidated financial statements. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other. Depreciation and amortization related to the manufacturing of goods is included in gross profit. The Company does not discretely allocate assets to its operating segments, nor does the Company’s chief operating decision maker evaluate operating segments using discrete asset information.

Business Segments

	Net Sales		Operating Income (Loss)
	Three Months Ended		Three Months Ended
(In thousands)	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Operating segments:
Cataract/Implant	$127,749	$120,444	$67,990	$55,266
Laser Vision Correction	64,615	60,955	39,576	42,860
Eye Care	59,309	56,829	21,616	21,363

Total segments	251,673	238,228	129,182	119,489
Manufacturing operations	—	—	(10,655)	(2,994)
Research and development	—	—	(19,164)	(16,973)
In-process research and development	—	—	(1,580)	—
Business repositioning	—	—	—	(32,432)
Global supply chain	—	—	(17,290)	(13,812)
General corporate	—	—	(53,249)	(43,551)

Total	$251,673	$238,228	$27,244	$9,727

Geographic Area Information

	Net Sales
	Three Months Ended
(In thousands)	March 30, 2007	March 31, 2006
United States:
Cataract/Implant	$41,722	$38,098
Laser Vision Correction	50,795	49,917
Eye Care	17,211	14,215

Total United States	109,728	102,230
Americas, excluding United States:
Cataract/Implant	9,029	8,412
Laser Vision Correction	2,316	2,110
Eye Care	2,804	2,685

Total Americas, excluding United States	14,149	13,207
Europe/Africa/Middle East:
Cataract/Implant	51,547	46,385
Laser Vision Correction	6,225	4,099
Eye Care	20,024	15,905

Total Europe/Africa/Middle East	77,796	66,389
Japan:
Cataract/Implant	13,355	14,958
Laser Vision Correction	1,480	816
Eye Care	13,689	16,129

Total Japan	28,524	31,903
Asia Pacific:
Cataract/Implant	12,096	12,591
Laser Vision Correction	3,799	4,013
Eye Care	5,581	7,895

Total Asia Pacific	21,476	24,499

Total	$251,673	$238,228

The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 43.6% and 42.9% of total net sales for the three months ended March 30, 2007 and March 31, 2006, respectively. Additionally, sales in Japan represented 11.3% and 13.4% of total net sales for the three months ended March 30, 2007 and March 31, 2006, respectively. No other country, or single customer, generated over 10% of total net sales in the periods presented.

Note 10: Commitments and Contingencies

On January 4, 2005, Dr. James Nielsen filed a complaint against the Company and Allergan, Inc. in the U.S. District Court of the Northern District of Texas, Dallas Division, for infringement of U.S. Patent No. 5,158,572. Dr. Nielsen alleges that the Company’s Array multifocal intraocular lens infringes the patent. He is seeking damages and a permanent injunction. The matter is set for trial in the Court’s four-week docket beginning December 3, 2007.

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

Note 11: Pension Benefit Plans

The Company sponsors defined benefit pension plans in Japan and in certain European countries. Components of net periodic benefit cost under these plans were (in thousands):

	Three Months Ended
	March 30, 2007	March 31, 2006
Service cost	$551	$569
Interest cost	174	137
Expected return on plan assets	(80)	(61)
Amortization of prior service cost	11	15
Amortization of net actuarial loss	26	10

Net periodic benefit cost	$682	$670

Note 12: Subsequent Events

Acquisition of IntraLase

On April 2, 2007, AMO acquired IntraLase Corp. (IntraLase) for total consideration of approximately $813 million in cash. IntraLase manufactures femtosecond laser systems utilized in LASIK surgery. Under terms of the agreement, AMO paid $25 in cash per share of IntraLase stock totaling $742 million and $71 million to settle the individually determined cash value per share of outstanding stock options.

Debt and Guarantor Subsidiaries

In April 2007, the Company issued $250 million of 7 1/2% Senior Subordinated Notes due May 1, 2017 (the 7 1/2% Notes). Interest on the 7 1/2% Notes is payable on May 1 and November 1 of each year, commencing on November 1, 2007. The 7 1/2% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2012 at various redemption prices, together with accrued and unpaid interest and additional interest, if any, to the redemption date. In addition, at any time on or before May 1, 2010, the Company may, at its option and subject to certain requirements, use the cash proceeds from one or more qualified equity offerings by the Company to redeem up to 35% of the aggregate principal amount of the Notes issued under the Indenture at a redemption price equal to 107.5% of the principal amount, together with accrued and unpaid interest, if any, thereon to the redemption date.

In connection with the issuance of the 7 1/2% Notes, certain of the Company’s subsidiaries (the Guarantor Subsidiaries) jointly, fully, severally and unconditionally guaranteed such Notes. The following presents the condensed consolidating financial information separately for:

i.	Advanced Medical Optics, Inc. (the “Parent Company”), the issuer of the guaranteed obligations;

ii.	Guarantor subsidiaries, on a combined basis, as specified in the Indenture;

iii.	Non-guarantor subsidiaries, on a combined basis, as specified in the Indenture;

iv.	Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate the investments in our subsidiaries and (c) record consolidating entries; and

v.	Advanced Medical Optics, Inc. and Subsidiaries on a consolidated basis.

Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and Guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation.

Condensed Consolidating Balance Sheet – March 30, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Cash and equivalents	$4,146	$2,621	$37,132	$—	$43,899
Trade receivables, net	354	70,334	145,443	—	216,131
Inventories	11,810	110,697	103,012	(97,919)	127,600
Other current assets	70,212	272,338	38,241	(298,253)	82,538

Total current assets	86,522	455,990	323,828	(396,172)	470,168
Property, plant and equipment	15,155	3,069	117,130	—	135,354
Goodwill and intangibles, net	29,673	830,701	495,080	(40,318)	1,315,136
Other assets	63,851	23,156	46,189	(47,167)	86,029
Investment in subsidiaries	1,679,925	1,208,306	2,153,683	(5,041,914)	—

Total assets	$1,875,126	$2,521,222	$3,135,910	$(5,525,571)	$2,006,687

Liabilities and stockholders’ equity:
Accounts payable and other current liabilities	$86,889	$181,788	$228,383	$(313,037)	$184,023

Total current liabilities	86,889	181,788	228,383	(313,037)	184,023
Long-term debt, net of current portion	851,105	—	—	—	851,105
Other liabilities	198,869	7,974	72,928	(46,475)	233,296

Total liabilities	1,136,863	189,762	301,311	(359,512)	1,268,424
Total stockholders’ equity	738,263	2,331,460	2,834,599	(5,166,059)	738,263

Total liabilities and stockholders’ equity	$1,875,126	$2,521,222	$3,135,910	$(5,525,571)	$2,006,687

Condensed Consolidating Balance Sheet – December 31, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Cash and equivalents	$344	$1,187	$32,991	$—	$34,522
Trade receivables, net	723	77,906	153,779	—	232,408
Inventories	10,166	106,976	101,498	(91,108)	127,532
Other current assets	70,163	256,612	37,543	(280,637)	83,681

Total current assets	81,396	442,681	325,811	(371,745)	478,143
Property, plant and equipment	15,212	2,620	114,924	—	132,756
Goodwill and intangibles, net	29,673	828,849	501,851	(40,000)	1,320,373
Other assets	29,874	20,870	32,572	(691)	82,625
Investment in subsidiaries	1,638,781	1,203,100	2,162,731	(5,004,612)	—

Total assets	$1,794,936	$2,498,120	$3,137,889	$(5,417,048)	$2,013,897

Liabilities and stockholders’ equity:
Accounts payable and other current liabilities	$58,715	$206,799	$263,012	$(311,073)	$217,453

Total current liabilities	58,715	206,799	263,012	(311,073)	217,453
Long-term debt, net of current portion	851,105	—	—	—	851,105
Other liabilities	169,125	783	59,440	—	229,348

Total liabilities	1,078,945	207,582	322,452	(311,073)	1,297,906
Total stockholders’ equity	715,991	2,290,538	2,815,437	(5,105,975)	715,991

Total liabilities and stockholders’ equity	$1,794,936	$2,498,120	$3,137,889	$(5,417,048)	$2,013,897

Condensed Consolidating Statement of Operations – Three months ended March 30, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$54,868	$155,920	$201,543	$(160,658)	$251,673
Operating costs and expenses:
Cost of sales	33,594	89,683	122,787	(151,897)	94,167
Selling, general and administrative	11,576	37,980	62,120	(2,158)	109,518
Research and development	3,303	4,683	11,178	—	19,164
In-process research & development	—	1,580	—	—	1,580

Operating income	6,395	21,994	5,458	(6,603)	27,244
Non-operating expense (income), net	6,533	(600)	872	958	7,763
Equity in earnings of subsidiaries	(19,768)	(5,206)	—	24,974	—

Earnings before income taxes	19,630	27,800	4,586	(32,535)	19,481
(Benefit) provision for income taxes	(40)	6,482	930	—	7,372

Net earnings	$19,670	$21,318	$3,656	$(32,535)	$12,109

Condensed Consolidating Statement of Operations – Three months ended March 31, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$73,163	$153,845	$202,805	$(191,585)	$238,228
Operating costs and expenses:
Cost of sales	48,009	87,750	136,159	(185,083)	86,835
Selling, general and administrative	14,562	32,827	50,364	(2,314)	95,439
Research and development	3,078	5,116	8,779	—	16,973
Business repositioning	11,720	5,389	12,145	—	29,254

Operating (loss) income	(4,206)	22,763	(4,642)	(4,188)	9,727
Non-operating expense (income), net	3,095	(860)	3,572	142	5,949
Equity in (earnings) losses of subsidiaries	(13,032)	181	—	12,851	—

Earnings (loss) before income taxes	5,731	23,442	(8,214)	(17,181)	3,778
(Benefit) provision for income taxes	(1,228)	3,974	(1,597)	—	1,149

Net earnings (loss)	$6,959	$19,468	$(6,617)	$(17,181)	$2,629

Condensed Consolidating Statement of Cash Flows – Three months ended March 30, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(2,007)	$15,918	$10,905	$—	$24,816
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(13,540)	—	—	(13,540)
Additions to property, plant and equipment	(362)	(749)	(6,077)	—	(7,188)
Proceeds from sale of property, plant and equipment	—	—	21	—	21
Additions to capitalized internal-use software	(900)	(15)	—	—	(915)
Additions to demonstration and bundled equipment	—	(181)	(1,761)	—	(1,942)

Net cash used in investing activities	(1,262)	(14,485)	(7,817)	—	(23,564)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,989	—	—	—	5,989
Excess tax benefit from stock-based compensation	1,082	—	—	—	1,082

Net cash provided by financing activities	7,071	—	—	—	7,071

Effect of exchange rates on cash and equivalents	—	—	1,054	—	1,054

Net increase in cash and equivalents	3,802	1,433	4,142	—	9,377
Cash and equivalents at beginning of period	344	1,187	32,991	—	34,522

Cash and equivalents at end of period	$4,146	$2,620	$37,133	$—	$43,899

Condensed Consolidating Statement of Cash Flows – Three months ended March 31, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(17,699)	$2,437	$14,476	$—	$(786)
Cash flows from investing activities:
Capital contribution	—	(1,400)	—	1,400	—
Additions to property, plant and equipment	(536)	(230)	(5,809)	—	(6,575)
Additions to demonstration and bundled equipment	—	(580)	(1,826)	—	(2,406)

Net cash used in investing activities	(536)	(2,210)	(7,635)	1,400	(8,981)
Cash flows from financing activities:
Capital contribution	—	—	1,400	(1,400)	—
Short-term borrowings, net	(5,000)	—	(10,000)	—	(15,000)
Proceeds from issuance of common stock	15,918	—	—	—	15,918
Excess tax benefit from stock-based compensation	5,229	—	—	—	5,229

Net cash provided by (used in) financing activities	16,147	—	(8,600)	(1,400)	6,147
Effect of exchange rates on cash and equivalents	—	—	401	—	401

Net (decrease) increase in cash and equivalents	(2,088)	227	(1,358)	—	(3,219)
Cash and equivalents at beginning of period	3,106	985	36,735	—	40,826

Cash and equivalents at end of period	$1,018	$1,212	$35,377	$—	$37,607

ADVANCED MEDICAL OPTICS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended March 30, 2007

The following discussion and analysis presents the factors that had a material effect on AMO’s cash flows and results of operations during the three months ended March 30, 2007, and the Company’s financial position at that date. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Certain Factors and Trends Affecting AMO and Its Businesses.” The following discussion should be read in conjunction with the 2006 Form 10-K and the unaudited consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

OVERVIEW

We are a global leader in the development, manufacture and marketing of medical devices for the eye. We have three major product lines: cataract / implant, laser vision correction, and eye care. In the cataract / implant market, we focus on the four key products required for cataract surgery — foldable intraocular lenses, or IOLs, implantation systems, phacoemulsification systems and viscoelastics. In the laser vision correction market, we market laser systems, diagnostic devices and treatment cards. Our eye care product line provides a full range of contact lens care products for use with most types of contact lenses. These products include single-bottle, multi-purpose cleaning and disinfecting solutions, hydrogen peroxide-based disinfecting solutions, daily cleaners, enzymatic cleaners and contact lens rewetting drops.

We have operations in approximately 20 countries and sell our products in approximately 60 countries in the following four regions:

•	Americas (North and South America);

•	Europe, Africa and Middle East;

•	Japan; and

•	Asia Pacific (excluding Japan, but including Australia and New Zealand).

Eye Care Recall

In November 2006, we announced the anticipated financial impact associated with the voluntary recall of certain eye care product lots and the related manufacturing capacity constraints caused by a production-line issue at our manufacturing plant in China. The recall negatively impacted sales in the first quarter of 2007 due to sales returns of $0.2 million. We also estimated approximately $16.9 million in lost sales during the current quarter as a result of the recall and expect to lose approximately $3 million to $7 million in sales in the remainder of 2007. We incurred approximately $4.5 million in recall-related costs, of which approximately $2.1 million was recorded in cost of goods sold, $2.1 million was recorded in selling, general and administrative expenses and $0.3 million was included in non-operating expenses. In the remainder of 2007, we expect to incur approximately $15 to $20 million in costs. These costs are due to manufacturing start-up related expenses and unabsorbed overhead as production continues to ramp up in the second quarter of 2007 and to spending on marketing programs to re-launch products and recapture market share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Actual results could differ from those estimates. Certain of these significant accounting policies are considered to be critical accounting policies as more fully described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Management believes that at March 30, 2007 there has been no material change to this information, with the exception of income taxes as described below.

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

Effective January 1, 2007 we adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. As a multinational corporation, we are subject to taxation in many jurisdictions, our income tax returns in several locations are being examined by the local taxation authorities and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.

RESULTS OF OPERATIONS

The following table presents net sales and operating income by operating segment for the three months ended March 30, 2007 and March 31, 2006, respectively:

	Net Sales		Operating Income
	Three Months Ended		Three Months Ended
(In thousands)	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Cataract/Implant	$127,749	$120,444	$67,990	$55,266
Laser Vision Correction	64,615	60,955	39,576	42,860
Eye Care	59,309	56,829	21,616	21,363

Total operating segments	$251,673	$238,228	$129,182	$119,489

Net sales. Total net sales increased 5.6% in the three months ended March 30, 2007, compared to the same period last year. The increase in net sales in the three months ended March 30, 2007 primarily resulted from increases in all of our operating segments, partially offset by the negative impact of the eye care recall. Net sales include a favorable foreign currency impact of 2.5% in the three months ended March 30, 2007. Our sales and earnings may be favorably impacted during times of a weakening U.S. dollar. Total net sales in the U.S. and Japan represented 43.6% and 11.3%, respectively, of total net sales in the three months ended March 30, 2007. No other country, or single customer, generated over 10% of total net sales in the periods presented.

Net sales from our Cataract/Implant business increased by 6.1% in the three months ended March 30, 2007, compared with the same period last year. The increase in net sales was primarily the result of increased sales of intraocular lenses (IOL), partially offset by a decrease in sales of viscoelastics and phacoemulsification systems. Reimbursement and competitive pressures in certain European markets and in Japan negatively impacted viscoelastic products. Total IOL sales increased by 13.6% to $75.9 million, driven by our proprietary Tecnis aspheric monofocal IOL and our refractive implant portfolio. Monofocal IOL sales increased 11.5%, to $63.0 million, reflecting continued strong growth of the Tecnis IOL franchise. Our refractive IOL sales increased 25.3% to $12.9 million, reflecting demand for our ReZoom, Tecnis Multifocal,

Verisyse and Veriflex IOLs. Net sales from phacoemulsification systems were down 5.4% to $20.3 million in the three months ended March 30, 2007, compared with the same period last year due to lower equipment sales ahead of the planned introduction of the new WhiteStar SignatureTM phacoemulsification system, partially offset by growth in surgical pack sales. Net sales growth in the Americas of 9.1% in the three months ended March 30, 2007, was due to strong demand for our core products, partially offset by decreases in sales of older-technology intraocular lenses and viscoelastics. Sales in Europe/Africa/Middle East increased by 11.1% in the three months ended March 30, 2007 primarily due to continued strong IOL sales driven by our proprietary Tecnis aspheric monofocal IOL and our refractive implant portfolio. Sales in Japan declined by 10.7% in the three months ended March 30, 2007. Sales in Asia Pacific declined by 3.9% in the three months ended March 30, 2007. The sales declines in Japan and Asia Pacific were due to decreasing sales of viscoelastics, demonstrating the continued competitiveness and price sensitivity of this segment and a decrease in sales of our phacoemulsification systems ahead of the planned introduction of the new WhiteStar SignatureTM phacoemulsification system. Net sales in our Cataract/Implant business reflect a favorable foreign currency impact of 3.4% in the three months ended March 30, 2007, largely from fluctuations of the euro versus the U.S. dollar.

Net sales from our Laser Vision Correction (LVC) business increased by 6.0% to $64.6 million in the three months ended March 30, 2007, compared with the same period last year. The increase reflects higher demand for our CustomVue procedures and strong international system sales. Net sales in the Americas increased by 2.1% due to higher procedural volume and favorable shift toward CustomVue procedures, and 51.9% in Europe/Africa/Middle East and 81.4% in Japan, primarily as a result of our international expansion strategy for the LVC business. Net sales in Asia Pacific decreased slightly in the three months ended March 30, 2007 compared with the same period last year. The foreign currency impact in the three months ended March 30, 2007 was negligible.

Net sales from our Eye Care business increased by 4.4% in the three months ended March 30, 2007, compared with the same period last year. The increase in net sales of eye care products in the three months ended March 30, 2007 was primarily due to strong sales of our multipurpose solutions reflecting favorable market share growth trends in the United States, partially offset by decreased sales of hydrogen peroxide-based products, principally in Europe and Japan, where the migration to single-bottle cleaning regimens continues, and decreased sales of multipurpose solutions in Asia Pacific and Japan reflecting the impacts of the voluntary recall and temporary shutdown of our manufacturing plant in China in late 2006. Net sales in Asia Pacific and Japan decreased by 29.3% and 15.1%, respectively. Net sales increased in Europe/Africa/Middle East by 25.9% and in the Americas by 18.4% in the three months ended March 30, 2007, due to increased demand for our multipurpose products, largely attributable to our strategy to increase our sampling programs, selling efforts to practitioners and their staffs and favorable market share in the U.S. related to the residual effect of the withdrawal of a competitor’s product in the second quarter of 2006. Net sales in our Eye Care business included a favorable foreign currency impact of 2.6% in the three months ended March 30, 2007, largely resulting from fluctuations of the euro versus the U.S. dollar.

Gross margin and gross profit. Our gross margin percentage was 62.6% in the three months ended March 30, 2007, compared with 63.5% in the same period last year. Gross profit for the three months ended March 30, 2007 included a $2.3 million negative impact from the recall and a $4.7 million charge to discontinue the Amadeus microkeratome distributor agreement. Gross profit for the three months ended March 31, 2006 included approximately $3.2 million of inventory and manufacturing related charges incurred in connection with our business repositioning plan.

Selling, general and administrative. Selling, general and administrative expenses increased as a percent of net sales by 3.5 percentage points to 43.5% and in the three months ended March 30, 2007, compared with 40.0% in the three months ended March 31, 2006. This increase includes a $2.1 million charge in recall-related expenses in the current quarter. The overall increase reflects our focus on being the “Complete Refractive Solution” to differentiate us from other market participants as we combine our refractive offering, expertise and service capabilities, as well as continuing our LVC international expansion. Selling, general and administrative expenses for the three months ended March 31, 2006 included a $2.3 million charge associated with the termination of a distributor agreement in India.

Research and development. Research and development expenditures decreased as a percent of net sales by 0.5 percentage points to 7.6% in the three months ended March 30, 2007, compared with the same period last year. We recognized an impairment charge of $1.0 million in the three months ended March 31, 2007 in connection with a research and development licensing arrangement. We expect our research and development costs as a percentage of sales to be approximately 6.5% of net sales for 2007. Our research and development strategy is to develop proprietary products for vision correction that are safe and effective and address unmet needs. We are currently focusing on new advancements that build on our Tecnis, Healon and Sovereign technologies, corneal and lens-based solutions to presbyopia, projects from the acquisition of WaveFront Sciences, Inc. (WFSI) and dry eye products.

In-process research and development. In the three months ended March 30, 2007, we recorded a $1.6 million in-process research and development (IPR&D) charge from the WFSI acquisition. This charge represented the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use.

Business repositioning. In the three months ended March 31, 2006, we incurred $32.4 million of pre-tax charges, which included $3.2 million for inventory and manufacturing related charges included in cost of sales and $29.2 million included in operating expenses. Charges included in operating expenses comprised productivity and brand repositioning costs of $26.2 million, severance, relocation and other one-time termination benefits of $1.6 million and asset write-downs of $1.4 million. The business repositioning and product rationalization plan was completed in the fourth quarter of 2006.

Operating Income. Operating income as a percentage of net sales, or operating margin, was 10.8% in the three months ended March 30, 2007. Operating income of $27.2 million in the three months ended March 30, 2007 includes charges of $4.2 million in share-based compensation expense under SFAS 123R, $4.7 million related to the discontinuation of a distributor contract, $1.0 million impairment related to a R&D licensing agreement, $4.4 million impact from the recall and $1.6 million for IPR&D related to the WFSI acquisition. The net impact from these items reduced operating margin by 6.3 percentage points in the three months ended March 30, 2007. Operating income of $9.7 million in the three months ended March 31, 2006, included $32.4 million of business repositioning charges, $2.3 million of asset write-offs described above and $4.5 million in incremental share-based compensation expense from the adoption of SFAS 123R. These charges reduced operating margin by 16.5 percentage points in the three months ended March 31, 2006.

Operating income from our Cataract/Implant business increased by $12.7 million in the three months ended March 30, 2007 due to the increase in net sales of IOL products discussed above. Operating income from our LVC business decreased by $3.3 million in the three months ended March 30, 2007 primarily due to costs associated with the WFSI acquisition. Operating income from our Eye Care business increased by $0.3 million in the three months ended March 30, 2007 primarily due to the strong sales of multi-purpose products, offset by the negative impact of the recall and continued softness in the market for hydrogen peroxide based products in Japan and Europe.

Non-operating expense. Interest expense was $6.2 million in the three months ended March 30, 2007, compared with $4.5 million in the three months ended March 31, 2006. The increase was due to the issuance of $500 million in convertible debt in June 2006. We anticipate interest expense to increase in 2007 relative to 2006 due to the issuance of more than $700 million in debt in April 2007 in connection with the acquisition of IntraLase.

We recorded an unrealized loss on derivative instruments of $0.4 million in the three months ended March 30, 2007 and March 31, 2006. We record as “unrealized (gain) loss on derivative instruments” the mark to market adjustments on the outstanding foreign currency options and forward contracts which we enter into as part of our overall risk management strategy to reduce the volatility of expected earnings in currencies other than the U.S. dollar. The losses in the first three months of 2007 were largely attributable to euro and Japanese yen instruments.

Income taxes. We recorded a provision for income taxes of $7.4 million in the three months ended March 30, 2007 resulting in an effective tax rate of 37.8% for the current period. The results for the quarter included $1.6 million of IPR&D charges related to the purchase of WFSI and a $1.0 million write-off associated with a research and development agreement for which no tax benefits were recorded. In addition, the effective tax rate reflected a benefit from stock-based compensation expense currently being recognized under SFAS 123R at an estimated effective rate of approximately 31.1%. A provision with an estimated effective rate of 33.0% was recorded based on all other pre-tax income.

The effective tax rate for the three months ended March 31, 2006 was 30.4%. The effective tax rate reflects a benefit from stock-based compensation expense being recognized under SFAS 123R at an effective tax rate of 33.3%, and a provision on all other pre-tax income at an effective tax rate of 32.0%.

The higher rate in 2007 reflects an estimated increase in the relative mix of domestic versus international taxable income. The projected change in mix includes the impact of lower international income related to the continued effect of the recall in the quarter. Our future effective income tax rate may vary depending on our mix of domestic and international taxable income or loss and the various tax and treasury methodologies that we implement, including our policy regarding repatriation of future accumulated foreign earnings. The acquisition of IntraLase in the second quarter of 2007 will also have a significant impact on our effective tax rate due to the non-deductible in-process research and development charge and to a lesser extent, the inclusion of IntraLase in our operating results for the remainder of 2007 will change the relative mix of domestic versus international taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms. As of March 30, 2007, we had cash and equivalents of $43.9 million.

Historically, we have generated cash from operations in excess of working capital requirements, and we expect to do so in the future. Net cash provided by operating activities was $24.8 million in the three months ended March 30, 2007 compared to cash used in operating activities of $0.8 million in the three months ended March 31, 2006. Operating cash flow improved in the three months ended March 30, 2007 compared to the three months ended March 31, 2006 largely due to lower payments totaling $2.5 million related to the business repositioning plan in the three months ended March 30, 2007 compared with $26.8 million in the same period last year. Operating cash flow in the current quarter was also impacted by the timing of accounts receivable collections, rate of inventory turnover and the payment of current liabilities.

Net cash used in investing activities was $23.6 million and $9.0 million in the three months ended March 30, 2007 and March 31, 2006, respectively. Expenditures for property, plant and equipment totaled $7.2 million and $6.6 million in the three months ended March 30, 2007 and March 31, 2006, respectively. Expenditures in the three months ended March 30, 2007 primarily comprised expenditures to upgrade and expand our Eye Care manufacturing facility in China and continuation of upgrades to our manufacturing facilities in Puerto Rico and Uppsala, Sweden. Expenditures in the three months ended March 31, 2006 primarily comprised expenditures to upgrade our viscoelastics manufacturing facility in Uppsala, Sweden. Expenditures in the three months ended March 30, 2007 also included $13.5 million for the acquisition of WFSI. Expenditures for demonstration (demo) and bundled equipment, primarily phacoemulsification and microkeratome surgical equipment, were $1.9 million and $2.4 million in the three months ended March 30, 2007 and March 31, 2006, respectively. We maintain demo and bundled equipment to facilitate future sales of similar equipment and related products to our customers. Expenditures for capitalized internal-use software were $0.9 million in the three months ended March 30, 2007, which primarily comprised a company-wide system upgrade as part of the overall expansion of our business. We capitalize internal-use software cost after technical feasibility has been established. In 2007, we expect to invest approximately $60.0 million to $65.0 million in property, plant and equipment, demo and bundled equipment, and capitalized software as part of the overall expansion of our business including the incremental impact from the IntraLase acquisition capital spending.

Net cash provided by financing activities was $7.1 million in the three months ended March 30, 2007. We received proceeds of $6.0 million from the sale of stock to employees and $1.1 million excess tax benefits from share-based compensation. Net cash provided by financing activities of $6.1 million in the three months ended March 31, 2006 primarily comprised $15.9 million of proceeds from the sale of stock to employees and $5.2 million excess tax benefits from share-based compensation, reduced by $15.0 million of repayments under the senior revolving credit facility.

At March 30, 2007, approximately $8.4 million of the senior revolving credit facility was reserved to support letters of credit issued on our behalf for normal operating purposes and we had approximately $291.6 million undrawn and available revolving loan commitments. Our senior credit facility provided that we maintain certain financial and operating covenants which included, among other provisions, maintaining specific leverage and coverage ratios. Certain covenants under the senior credit facility may limit the incurrence of additional indebtedness. The senior credit facility prohibited dividend payments. We were in compliance with these covenants at March 30, 2007. Our senior credit facility was collateralized by a first priority perfected lien on, and pledge of, all of the combined company’s present and future property and assets (subject to certain exclusions), 100% of the stock of the domestic subsidiaries, 66% of the stock of foreign subsidiaries and all present and future intercompany debts.

Subsequent to March 30, 2007, the Company terminated the senior revolving credit facility described above and obtained new senior credit facilities on April 2, 2007 consisting of a $300 million revolving credit facility and a $450 million term loan.

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

Foreign currency fluctuations. Approximately 56.4% of our revenues for the three months ended March 30, 2007 were derived from operations outside the United States and a significant portion of our cost structure is denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

The impact of foreign currency fluctuations on sales resulted in an increase of $6.0 million for the three months ended March 30, 2007. These fluctuations were due primarily to the fluctuations of the euro versus the U.S. dollar. The impact of foreign currency fluctuations on sales resulted in decrease of $9.4 million for the three months ended March 31, 2006. These fluctuations were due primarily to fluctuations of the Japanese yen and the euro versus the U.S. dollar.

Contractual obligations. We have contractual obligations for long-term debt, interest on long-term debt, operating lease obligations, service contracts and other purchase obligations that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2006. Since December 31, 2006, there have been no material changes to the table of Contractual Obligations of the Company, outside of the ordinary course of business, except for the presentation of our liability for unrecognized tax benefits. As discussed in Note 1 in the Notes to Unaudited Consolidated Financial Statements, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. As of the adoption date, we had a liability of $28.7 million for unrecognized tax benefits, including related interest and penalties. At March 30, 2007, we had a liability of $30.0 million for unrecognized tax benefits, including related interest and penalties, which is expected to be paid after one year. We are unable to determine when cash settlement with a taxing authority will occur.

Off-balance sheet arrangements. We had no off-balance sheet arrangements at March 30, 2007 as defined in Regulation S-K Item 303(a)(4).

Recent Accounting Standards

In February, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the impact (if any) of SFAS No. 159 on our financial statements.

Certain Factors and Trends Affecting AMO and Its Businesses

Our disclosure and analysis in this report contain forward-looking information about our company’s financial results and estimates, business prospects and future products that involve substantial risks and uncertainties. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, product approvals or approved indications, reimbursement rates, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, and the outcome of contingencies, such as legal proceedings, financial results, and the expected results and benefits of our strategic initiatives. Among the factors that could cause actual results to differ materially are the following:

•	risks associated with our ability to realize the benefits of the IntraLase Corp. (“IntraLase”) acquisition;

•	uncertainties associated with the research and development and regulatory processes;

•	our ability to make and successfully integrate acquisitions or enter into strategic alliances;

•	exposure to risks associated with doing business outside of the United States, where we conduct a significant amount of our sales and operations;

•	foreign currency risks and fluctuation in interest rates;

•	our ability to introduce new commercially successful products in a timely and effective manner;

•	our ability to maintain a sufficient and timely supply of products we manufacture;

•	our reliance on sole source suppliers for raw materials and other products;

•	intense competition from companies with substantially more resources and a greater marketing scale;

•	risks and expenses associated with our ability to protect our intellectual property rights;

•	risks and expenses associated with intellectual property litigation and infringement claims;

•	unexpected losses due to product liability claims, product recalls or corrections, or other litigation;

•	our ability to maintain our relationships with health care providers;

•

risks, uncertainties and delays associated with extensive government regulation of our business, including risks associated with regulatory compliance, quality systems standards, and complaint-handling, as well as reimbursement;

•	our ability to attract, hire and retain qualified personnel;

•	risks associated with indemnification obligations and potential tax liabilities associated with our spin-off from Allergan;

•	our significant debt, which contains covenants limiting our business activities;

•	changes in market acceptance of laser vision correction;

•	the possibility of long-term side effects and adverse publicity regarding laser correction surgery; and

•	the effect of weak or uncertain general economic conditions on the ability of individuals to afford laser vision correction.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the 2006 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1A of the Form 10-K under the heading “Risk Factors.” We incorporate that section of that Form 10-K in this filing and encourage investors to refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Interest rate risk. At March 30, 2007, our debt comprised domestic borrowings of $851.1 million of fixed rate debt.

The tables below present information about our debt obligations as of March 30, 2007 and December 31, 2006:

March 30, 2007

	Maturing in							Fair Market Value
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$246,105	$246,105	$246,068
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$105,000	$105,000	$103,476
Weighted Average Interest Rate	—	—	—	—	—	1.375%	1.375%
Fixed Rate	$—	$—	$—	$—	$—	$500,000	$500,000	$471,370
Weighted Average Interest Rate	—	—	—	—	—	3.25%	3.25%
Total Debt Obligations	$—	$—	$—	$—	$—	$851,105	$851,105	$820,914
Weighted Average Interest Rate	—	—	—	—	—	2.80%	2.80%

December 31, 2006

	Maturing in
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Market Value
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$246,105	$246,105	$238,722
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$105,000	$105,000	$99,554
Weighted Average Interest Rate	—	—	—	—	—	1.375%	1.375%
Fixed Rate	$—	$—	$—	$—	$—	$500,000	$500,000	$455,950
Weighted Average Interest Rate	—	—	—	—	—	3.25%	3.25%
Total Debt Obligations	$—	$—	$—	$—	$—	$851,105	$851,105	$794,226
Weighted Average Interest Rate	—	—	—	—	—	2.80%	2.80%

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

The following tables provide information about our foreign currency derivative financial instruments outstanding as of March 30, 2007 and December 31, 2006, respectively. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	March 30, 2007		December 31, 2006
	Notional Amount	Average Contract or Strike Rate	Notional Amount	Average Contract or Strike Rate
	(in $millions)		(in $millions)
Foreign currency forward contracts:
Pay US$/Receive Foreign Currency:
Swiss Franc	$4.1	1.21	$3.7	1.22
U.K. Pound	15.7	0.51	—	—
Receive US$/Pay Foreign Currency:
Swedish Krona	28.6	6.99	8.8	6.85
Japanese Yen	4.3	117.50	7.1	118.80
Canadian Dollar	7.8	1.16	9.5	1.16
Australia Dollar	4.8	1.24	7.1	1.27

Total Notional	$65.3		$36.2

Estimated Fair Value	$(0.1)		$—

Foreign currency purchased put options:
Japanese Yen	$89.8	118.00	$72.0	118.00
Euro	37.1	1.24	50.8	1.24

Foreign currency sold call options:
Japanese Yen	101.4	104.50	81.3	104.50
Euro	38.4	1.28	53.1	1.29

Total Notional	$266.7		$257.2

Estimated Fair Value	$(0.9)		$(0.6)

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of March 30, 2007 and December 31, 2006, respectively. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective. In addition, our management evaluated our internal control over financial reporting and there have been no changes during the most recent fiscal quarter ended March 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On January 4, 2005, Dr. James Nielsen filed a complaint against us and Allergan, Inc. in the U.S. District Court of the Northern District of Texas, Dallas Division, for infringement of U.S. Patent No. 5,158,572. Dr. Nielsen alleges that our Array multifocal intraocular lens infringes the patent. He is seeking damages and a permanent injunction. The matter is set for trial in the Court’s four-week docket beginning December 3, 2007.

We do not believe, based on current knowledge, that the foregoing legal proceeding is likely to have a material adverse effect on our financial position, results of operations or cash flows. However, we may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company or its subsidiaries, we may incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on our financial position, results of operations or cash flows.

While we are involved from time to time in litigation arising in the ordinary course of business, including product liability claims, we are not currently aware of any other actions against us or Allergan relating to the optical medical device business that we believe would have a material adverse effect on our business, financial condition, results of operations or cash flows. We may be subject to future litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling its products. We operate in an industry susceptible to significant product liability claims. Product liability claims may be asserted against us in the future arising out of events not known to us at the present time. Under the terms of the contribution and distribution agreement affecting the spin-off, Allergan agreed to assume responsibility for, and to indemnify us against, all current and future litigation relating to its retained businesses and we agreed to assume responsibility for, and to indemnify Allergan against, all current and future litigation related to the optical medical device business.

Item 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, except for the following items:

LASIK surgeons may not adopt our femtosecond laser product offering as an attractive alternative to the microkeratome for creating the corneal flap, or adoption may be slower than anticipated.

LASIK surgeons may not continue to adopt our femtosecond laser product offering, or may adopt our technology at a slower rate than we have anticipated, unless they determine, based on experience, clinical data and studies and published journal articles, including peer review articles, that our product offering provides significant benefits or an attractive alternative over the traditional method of creating the corneal flap using the microkeratome. In addition, we believe that recommendations and support of our laser by influential LASIK surgeons are essential for its market acceptance and adoption. If we do not receive support from such surgeons or from the data and experience of users, it may become difficult to have additional LASIK surgeons adopt our product offering. In such circumstances, we may not achieve expected revenues or profits. In order for the adoption rate of our technology to meet our expectations, patients must also continue to be willing to pay for LASIK surgery using our femtosecond product offering despite it being more expensive than LASIK surgery with the microkeratome. LASIK surgeons typically receive more income per eye when using our product offering instead of the traditional microkeratome.

Presently unknown side effects related to the use of our femtosecond laser could emerge in the future.

Use of the IntraLase FS laser to create the LASIK flap is a relatively new technique. Consequently there is no long term follow up data beyond five years that might reveal unknown side effects or complications associated specifically with this technique. The possibility of unfavorable side effects, and any concomitant adverse publicity, could seriously harm our business. In addition to the potential side effects and complications associated with LASIK generally, some LASIK surgeons have observed incidents of transient light sensitivity in patients treated with our system, although this has affected only a small percentage of patients and appears to resolve quickly with treatment. Any future reported adverse outcomes or pattern of side effects involving the use of our laser specifically, or with respect to LASIK procedures generally, could have a material adverse effect on our business, financial condition and results of operations.

Measures we take to ensure collection of femtosecond laser per procedure charges may be inadequate.

Generating per procedure revenues from our installed base of femtosecond lasers is a key aspect of our business. We charge our customers a per procedure fee for each eye treated. This fee is inclusive of a disposable patient interface, which is intended to be used on a single eye and discarded. We typically charge our customers procedure fees based on our shipments to them of per procedure disposable interfaces.

We believe that a small percentage of our customers, in an effort to avoid procedure fees, have in the past used a single patient interface to treat multiple eyes. If this practice (or other fee avoidance practices) were to continue or to proliferate, it could have a material adverse effect on our business.

Our proprietary IntraLASIK software contains a feature which requires the laser to periodically be reprogrammed in order to perform additional procedures. We have introduced technology which allows us to do this remotely using secure activation techniques. Over 90 percent of IntraLase lasers have been upgraded to new software versions that require either remote electronic activation when the customers order procedures or an IntraLase-generated activation code used by the customers at their sites. Secure activation capabilities allow us to align the number of procedures available on the laser with the number of patient interfaces purchased to prevent reuse. However, if these capabilities prove inadequate, or if other fee avoidance methods are devised which we are unable to detect or counter, or if we are unable to enhance all of the lasers in our worldwide installed base, this could have a material adverse effect on our business. By way of example, circumstances that could potentially hamper our enforcement efforts include: theft or disclosure of confidential passwords, improper or unauthorized tampering with laser hardware or software, lack of cooperation from international distributors, inability to obtain access to lasers in the field, legal impediments imposed by foreign jurisdictions and/or counterfeit patient interfaces.

Item 6.	Exhibits

10.1	Fifth Amendment to Advanced Medical Optics, Inc. 401(k) Plan.

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard A. Meier pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James V. Mazzo and Richard A. Meier pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2007

ADVANCED MEDICAL OPTICS, INC.

/s/ RICHARD A. MEIER
Richard A. Meier
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

/s/ ROBERT F. GALLAGHER
Robert F. Gallagher
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Fifth Amendment to Advanced Medical Optics, Inc. 401(k) Plan.

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard A. Meier pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James V. Mazzo and Richard A. Meier pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.