Form 10-Q
period 2007-06-29
ADVANCED MEDICAL OPTICS INC
filed 2007-08-08
CIK 1168335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 29, 2007

or

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

Registrant’s telephone number, including area code: 714/247-8200

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

As of July 31, 2007, there were 60,458,073 shares of common stock outstanding.

ADVANCED MEDICAL OPTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 29, 2007

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Advanced Medical Optics, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net sales	$261,397	$257,041	$513,070	$495,269
Cost of sales (Note 4)	133,486	92,373	227,653	179,208

Gross profit	127,911	164,668	285,417	316,061
Selling, general and administrative	149,702	105,389	259,220	200,828
Research and development	20,680	16,565	39,844	33,538
Business repositioning (Note 4)	—	17,720	—	46,974
In-process research and development	85,400	—	86,980	—

Operating (loss) income	(127,871)	24,994	(100,627)	34,721

Non-operating expense (income):
Interest expense	22,040	8,028	28,204	12,535
Unrealized (gain) loss on derivative instruments, net	(78)	2,464	305	2,902
Loss due to early retirement of Convertible Senior Subordinated Notes	—	15,798	—	15,798
Other, net	1,521	544	2,737	1,548

	23,483	26,834	31,246	32,783

(Loss) earnings before income taxes	(151,354)	(1,840)	(131,873)	1,938
Provision for income taxes	15,440	863	22,812	2,012

Net loss	$(166,794)	$(2,703)	$(154,685)	$(74)

Net loss per share:
Basic and Diluted	$(2.78)	$(0.04)	$(2.59)	$—

Weighted average number of shares outstanding:
Basic and Diluted	59,909	67,166	59,655	67,694

See accompanying notes to unaudited consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	June 29, 2007	December 31, 2006
ASSETS
Current assets:
Cash and equivalents	$50,217	$34,522
Trade receivables, net	240,120	232,408
Inventories	142,963	127,532
Deferred income taxes	37,694	41,698
Income tax receivable	2,992	15,045
Other current assets	23,386	26,938

Total current assets	497,372	478,143
Property, plant and equipment, net	152,717	132,756
Deferred income taxes	13,729	13,260
Other assets	96,851	69,365
Intangible assets, net	676,554	471,664
Goodwill	1,265,413	848,709

Total assets	$2,702,636	$2,013,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$29,500	$—
Accounts payable	64,050	53,897
Accrued compensation	44,594	41,896
Other accrued expenses	163,805	120,384
Deferred income taxes	1,273	1,276

Total current liabilities	303,222	217,453
Long-term debt	1,545,480	851,105
Deferred income taxes	204,967	185,844
Other liabilities	55,801	43,504
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 240,000,000 shares authorized; 60,412,701 and 59,512,106 shares issued	604	595
Additional paid-in capital	1,434,603	1,409,475
Accumulated deficit	(885,205)	(730,800)
Accumulated other comprehensive income	43,188	36,745
Treasury stock, at cost (1,397 shares)	(24)	(24)

Total stockholders’ equity	593,166	715,991

Total liabilities and stockholders’ equity	$2,702,636	$2,013,897

See accompanying notes to unaudited consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 29, 2007	June 30, 2006
Cash flows from operating activities:
Net loss	$(154,685)	$(74)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs	3,605	4,207
Depreciation and amortization	43,561	33,856
Deferred income taxes	(3,081)	—
In-process research and development	86,980	—
Loss due to early retirement of convertible subordinated notes	—	15,798
Loss on investments and long-lived assets	1,845	2,481
Unrealized loss on derivatives	305	2,902
Share-based compensation	9,839	10,262
Changes in assets and liabilities (net of effect of businesses acquired):
Trade receivables, net	24,859	13,549
Inventories	12,222	(11,626)
Other current assets	8,201	(851)
Accounts payable	(2,781)	(6,511)
Accrued expenses and other liabilities	5,209	(3,474)
Income taxes	18,034	(6,568)
Other non-current assets and liabilities	(5,236)	(8,620)

Net cash provided by operating activities	48,877	45,331

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(737,500)	—
Purchases of property, plant and equipment	(14,276)	(15,140)
Proceeds from sale of property, plant and equipment	71	—
Purchases of software and other long-lived assets	(2,326)	(1,201)
Purchases of demonstration and bundled equipment	(4,378)	(5,446)

Net cash used in investing activities	(758,409)	(21,787)

Cash flows from financing activities:
Short-term borrowings, net	29,500	95,000
Repayment of long-term debt	(1,125)	(144,693)
Financing related costs	(15,214)	(10,284)
Proceeds from issuance of long-term debt	695,500	500,000
Proceeds from issuance of common stock	16,897	29,488
Repurchase and retirement of common stock	—	(500,000)
Excess tax benefits from share-based compensation	—	5,458

Net cash provided by (used in) financing activities	725,558	(25,031)
Effect of exchange rates on cash and equivalents	(331)	1,504

Net increase in cash and equivalents	15,695	17
Cash and equivalents at beginning of period	34,522	40,826

Cash and equivalents at end of period	$50,217	$40,843

See accompanying notes to unaudited consolidated financial statements.

Advanced Medical Optics, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting only of normal, recurring adjustments) for a fair statement of the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited consolidated financial statements of Advanced Medical Optics, Inc. (the “Company” or “AMO”) for the year ended December 31, 2006. The results of operations for the three and six months ended June 29, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

All material intercompany balances have been eliminated.

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation.

Recently Adopted and Issued Accounting Standards

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007 and recorded an increase in accumulated deficit of $0.3 million related to the cumulative effect of adoption. The components of the cumulative effect of adoption included an increase of $1.8 million in the gross liability for unrecognized tax benefits, an increase in gross deferred tax assets of $3.5 million and a decrease in goodwill of $1.4 million.

As of the adoption date, the Company had unrecognized tax benefits of $30.1 million of which $20.2 million, if recognized, would affect the effective tax rate. As of June 29, 2007, the Company had unrecognized tax benefits of $35.8 million of which $22.6 million, if recognized, would affect the effective tax rate. The difference primarily relates to timing differences and amounts arising from business combinations which, if recognized, would be recorded to goodwill.

We conduct business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Ireland, Japan, Germany, China, and Netherlands. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 1999.

The Company anticipates that the total amount of liability for unrecognized tax benefits may change due to the settlement of audits and the expiration of statute of limitations in the next 12 months. Quantification of such change cannot be estimated at this time.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of the date of adoption, the Company had a liability for interest and penalties of $1.4 million (net of tax). As of June 29, 2007, the Company had a liability for interest and penalties of $1.8 million (net of tax).

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact (if any) of SFAS No. 159 on its financial statements.

Note 2: Acquisitions

IntraLase Corp.

On April 2, 2007, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 5, 2007, by and among AMO, Ironman Merger Corporation, a wholly owned subsidiary of AMO, and IntraLase Corp. (“IntraLase”), the Company completed its acquisition of IntraLase (the “IntraLase acquisition”), for a total consideration of approximately $821 million in cash. IntraLase designs, develops and manufactures an ultra-fast laser for refractive and corneal surgery that creates more precise corneal incisions for laser vision correction in the first step of LASIK surgery.

The IntraLase acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values.

The results of operations of IntraLase have been included in the accompanying consolidated statements of operations from the acquisition date. The total purchase price of the IntraLase acquisition was as follows (in thousands):

Cash consideration to IntraLase stockholders	$741,652
Cash payment for vested IntraLase stock options	71,166
Estimated direct transaction fees and expenses	8,619

Total purchase price	$821,437

The above purchase price has been allocated based on the fair values of assets acquired and liabilities assumed.

The purchase price has been allocated as follows (in thousands):

Cash and marketable securities	$97,715
Inventories (includes $7,655 step-up to fair value)	24,624
Accounts receivable, net	28,269
Other current assets	13,850
Property, plant and equipment	14,642
Other non-current assets	9,933
Intangible assets	224,200
In-process research and development	85,400
Goodwill	411,185
Accounts payable	(11,437)
Other liabilities	(41,132)
Non-current deferred tax liability, primarily related to intangible assets	(35,812)

Net assets acquired	$821,437

The purchase price allocation is preliminary, pending completion of the valuation of acquired intangible assets and in-process research and development, resolution of outstanding legal matters and filing of final income tax returns. The final valuation will be based on the actual net assets of IntraLase that existed as of the date of the completion of the acquisition. The final valuation may change the allocation of the purchase price, which could affect the fair value assigned to the assets and liabilities and could result in a change to the unaudited pro forma information. Of the $224.2 million of acquired intangible assets, $170.2 million was assigned to developed technology rights that have a weighted-average useful life of approximately 7 years, $10.1 million was assigned to customer relationships with a useful life of 5 years and $43.9 million was assigned to the IntraLase tradename with an indefinite useful life. The amounts assigned to intangible assets were based on management’s preliminary estimate of the fair value.

Identification and allocation of value to the identified intangible assets was based on the provisions of SFAS No. 141, “Business Combinations,” (“SFAS No. 141”). The fair value of the identified intangible assets was estimated by performing a discounted cash flow analysis using the “income” approach. This method includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets are discounted to their present value at a rate commensurate with the perceived risk. The projected cash flow assumptions considered contractual relationships, customer attrition, eventual development of new technologies and market competition.

The estimates of expected useful lives were based on guidance from SFAS No. 141 and take into consideration the effects of competition, regulatory changes and possible obsolescence. The useful lives of technology rights are based on the number of years in which net cash flows have been projected. The useful lives of customer relationships was estimated based upon the length of the contracts currently in place, probability based estimates of contract renewals in the future and natural growth and diversification of other potential customers, which were considered insignificant. Management considers the IntraLase trade name to be a leading name in laser vision correction procedures. Management intends to maintain and continue to market existing and new products under the IntraLase trade name. As management intends to continue to use the IntraLase trade name indefinitely, an indefinite life was assigned.

Assumptions used in forecasting cash flows for each of the identified intangible assets included consideration of the following:

•	IntraLase historical operating margins

•	Number of procedures and devices IntaLase has developed and were approved by the FDA

•	IntraLase market share

•	Contractual and non-contractual relationships with large groups of surgeons and

•	Patents and exclusive licenses held.

A history of operating margins and profitability, a strong scientific, service and manufacturing employee base and a leading presence in the laser market were among the factors that contributed to a purchase price resulting in the recognition of goodwill.

In-process research and development (IPR&D)

The adjustment for in-process research and development of $85.4 million is preliminary and is based on our current estimate. The amount ultimately allocated to in-process research and development may differ from this preliminary allocation.

The fair value of these IPR&D projects was estimated by performing a discounted cash flow analysis using the “income” approach. Net cash flows attributable to the projects were discounted to their present values at a rate commensurate with the perceived risk, which for these projects was between 14-16%. The following assumptions underlie these estimates.

•	An enhanced procedure to cut corneal flaps with an advanced faster femtosecond laser is forecast to be approved for sale in the U.S. in 2011.

•

Further development of therapeutic applications in the IntraLase Enabled Keratoplasty (IEK) is forecast to be approved for sale in the U.S. in 2007. This procedure uses the IntraLase laser for corneal transplant surgery, which involves replacing a diseased or scarred cornea with a donor cornea.

•	Other ancillary femtosecond laser products and procedures are forecast to be approved for sale in the U.S. in 2007.

Additional research and development expenses for these procedures are expected to range from $35 million to $40 million. This range represents management’s best estimate as to the additional research and development expenses required to bring these products to market in the U.S.

In addition, solely for the purposes of estimating the fair value of the IPR&D projects, the following assumptions were made:

•

Revenue that is reasonably likely to result from the approved and unapproved potential uses of identifiable intangible assets that includes the estimated number of units to be sold, estimated selling prices, estimated market penetration and estimated market share and year-over-year growth rates over the product cycles;

•	Remaining development and sustaining engineering expenses once commercialized were also estimated by management according to internal planning estimates; and

•	The cost structure was assumed to be similar to that for existing products.

The major risks and uncertainties associated with the timely and successful completion of the projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

The following unaudited pro forma information assumes the IntraLase acquisition occurred at the beginning of each period presented below. These unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the IntraLase acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for three and six months ended June 29, 2007 and June 30, 2006 were as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net sales	$261,397	$289,212	$552,390	$557,503
Net loss (1) (2)	(166,794)	(33,046)	(166,880)	(74,226)
Loss per share:
Basic and diluted	$(2.78)	$(0.49)	$(2.80)	$(1.10)

(1) The unaudited pro forma information for the three and six months ended June 29, 2007 includes the following non-recurring charges related to the IntraLase acquisition: an $85.4 million in-process research and development charge and a $7.7 million charge related to the step-up of inventory to fair value. The unaudited pro forma information for the six months ended June 29, 2007 reflects a $6.8 million increase in amortization related to management's estimate of the fair value of intangible assets acquired as the result of the IntraLase acquisition, a $14.8 million increase in interest expense resulting from additional borrowings incurred to fund the cash portion of the IntraLase acquisition and related costs and amortization of deferred financing costs, a $1.4 million decrease representing the elimination of IntraLase's interest income relating to the marketable securities which were liquidated, and a $9.2 million decrease reflecting the pro forma tax effect of the adjustments at an estimated incremental tax rate of 40%.

(2) The unaudited pro forma information for the three and six months ended June 30, 2006 includes the following non-recurring charges related to the IntraLase acquisition: an $85.4 million in-process research and development charge and a $7.7 million charge related to the step-up of inventory to fair value. The unaudited pro forma information for the three and six months ended June 30, 2006 also reflect a $6.8 million increase and a $13.6 million increase, respectively, in amortization related to management's estimate of the fair value of intangible assets acquired as the result of the IntraLase acquisition, a $14.8 million increase and a $29.5 million increase, respectively, in interest expense resulting from additional borrowings incurred to fund the IntraLase acquisition and related costs and amortization of deferred financing costs, a $1.1 million decrease and a $2.1 million decrease, respectively, representing the elimination of IntraLase's interest income relating to the marketable securities which were liquidated, and a $46.3 million decrease and a $55.3 million decrease, respectively, reflecting the pro forma tax effect of the adjustments at an estimated incremental tax rate of 40%.

WaveFront Sciences, Inc. (WFSI)

In January 2007, the Company acquired WFSI, an optical medical device research and development company, for approximately $14 million, excluding future contingent consideration discussed below. The purchase price included $1.6 million of IPR&D which was expensed in the quarter ended March 30, 2007, as it represented the fair value of projects that had not reached technological feasibility and had no alternative future use at the date of acquisition. The purchase agreement provides for additional future payments of approximately $6 million that are contingent on successful achievement of certain milestones, $0.7 million of which has been paid through June 29, 2007. The acquisition of WFSI was not material to the historical consolidated financial position, results of operations or cash flows of the Company.

Note 3: Common Stock

AMO has two incentive compensation plans (“ICPs”) that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company has two Employee Stock Purchase Plans (“ESPP”) for United States and international employees, respectively, which allow employees to purchase AMO common stock.

Share-Based Compensation Expense

Total share-based compensation expense included in the unaudited consolidated statements of operations for the three and six months ended June 29, 2007 and June 30, 2006 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Cost of sales	$583	$617	$1,164	$1,157

Operating Expenses—
Research and development	709	577	1,299	1,057
Selling, general and administrative	3,801	3,997	7,376	8,048

	4,510	4,574	8,675	9,105

Pre-tax expense	5,093	5,191	9,839	10,262
Income tax benefit	(1,608)	(1,704)	(3,083)	(3,387)

After tax expense	$3,485	$3,487	$6,756	$6,875

Stock Options

Stock options granted to employees are exercisable at a price equal to the fair market value of the common stock on the date of the grant and generally vest at a rate of 25% per year beginning twelve months after the date of grant. Grants under these plans expire ten years from the date of grant.

The Company issues new shares to satisfy option exercises.

The following is a summary of stock option activity (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	7,628	$25.16
Granted	883	42.13
Exercised	(813)	17.47
Forfeitures and cancellations	(39)	37.60
Expirations	(8)	36.09

Outstanding at June 29, 2007	7,652	$27.85	6.43	$53,758

Vested and expected to vest at June 29, 2007	7,555	27.69	6.40	$54,336

Exercisable at June 29, 2007	5,397	$22.43	5.23	$67,197

Note 4: Product Rationalization and Business Repositioning Plan and Product Recall

Product Rationalization and Business Repositioning Plan

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

The plan further called for increasing the Company’s investment in key growth opportunities, specifically the Company’s refractive implant product line and international laser vision correction business, and accelerating the implementation of productivity initiatives. Following an analysis of its IOL manufacturing capabilities in the second quarter of 2006, the Company consolidated certain operations. In addition, the Company expanded the scope of its eye care rationalization initiatives in order to maximize manufacturing capacity and seize growth opportunities. The plan was completed in the fourth quarter of 2006. Total cumulative charges of $105.0 million were incurred through December 31, 2006.

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

Business repositioning charges and related activity in the accrual balances during the six months ended June 29, 2007 were as follows (in thousands):

Business Repositioning Costs:	Balance at December 31, 2006	Costs Incurred	Cash Payments	Balance at June 29, 2007
Severance, relocation and related costs	$11,399	$—	$(9,651)	$1,748
Contractual obligations	248	—	(243)	5
Productivity initiatives and brand repositioning costs	1,188	—	(230)	958

	$12,835	$—	$(10,124)	$2,711

Product Recall

In May 2007, the Company initiated a global recall of the MoisturePlus multipurpose formulation (“MoisturePlus Recall”) after being informed by the U.S. Food and Drug Administration of a higher association with Acanthamoeba keratitis. The recall negatively impacted sales in the second quarter due to sales returns of $31.4 million. The Company incurred approximately $27.0 million in recall-related costs, of which approximately $19.5 million was recorded in cost of goods sold and $7.5 million was recorded in selling, general and administrative expenses.

In November 2006, the Company voluntarily recalled certain eye care product lots caused by a production-line issue at its manufacturing plant in China (“China Recall”). The China Recall negatively impacted sales in the first quarter of 2007 due to sales returns of $0.2 million. The Company incurred approximately $4.5 million in China Recall costs in the first quarter of 2007, of which approximately $2.1 million was recorded in cost of goods sold, $2.1 million was recorded in selling, general and administrative expenses and $0.3 million was included in non-operating expenses.

Note 5: Composition of Certain Financial Statement Captions

Inventories:

(In thousands)	June 29, 2007	December 31, 2006
Finished goods, including consignment inventory of $7,801 and $9,740 in 2007 and 2006, respectively	$73,836	$83,358
Work in process	23,873	13,538
Raw materials	45,254	30,636

	$142,963	$127,532

Intangible assets, net

		June 29, 2007		December 31, 2006
(In thousands)	Useful Life (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable Intangible Assets:
Patent	17	$391	$(13)	$—	$—
Licensing	3 — 5	4,590	(4,308)	4,590	(4,243)
Technology rights	8 — 19	541,719	(85,716)	364,219	(61,997)
Trademarks	13.5	16,973	(4,216)	16,933	(3,545)
Customer relationships	5	32,680	(9,846)	22,400	(7,093)

		596,353	(104,099)	408,142	(76,878)
Nonamortizable Tradename (VISX)	Indefinite	140,400	—	140,400	—
Nonamortizable Tradename (IntraLase)	Indefinite	43,900	—	—	—

		$780,653	$(104,099)	$548,542	$(76,878)

The amortizable intangible assets balance increased due to the impact of foreign currency fluctuation and acquisitions of WFSI and IntraLase. Intangible assets increased by $6.5 million and $224.2 million as a result of the acquisitions of WFSI and IntraLase, respectively. Amortization expense was $16.8 million and $26.9 million for the three and six months ended June 29, 2007 and $10.2 million and $19.9 million for the three and six months ended June 30, 2006, respectively, and is recorded in selling, general and administrative in the accompanying unaudited consolidated statements of operations. Amortization expense is expected to be $60.7 million in 2007, $67.5 million in 2008, $67.3 million in 2009, $64.7 million in 2010 and $62.9 million in 2011. Actual amortization expense may vary due to the impact of foreign currency fluctuations.

Goodwill

(In thousands)	Balance at December 31, 2006	Excess Tax Benefits Adjustments	Foreign Currency Adjustments	WaveFront Acquisition	IntraLase Acquisition	FIN 48 Adjustments	Balance at June 29, 2007
Goodwill:
Eye Care	$28,540	$—	$(836)	$—	$—	$—	$27,704
Cataract/Implant	349,347	—	1,331	—	—	—	350,678
Laser Vision Correction (LVC)	470,822	(1,599)	—	8,022	411,186	(1,400)	887,031

	$848,709	$(1,599)	$495	$8,022	$411,186	$(1,400)	$1,265,413

The change in goodwill during the six months ended June 29, 2007 included an adjustment of LVC goodwill of $1.6 million, as a result of excess tax benefits from the exercise of converted VISX stock options that were fully vested at the acquisition date and an increase of $0.5 million, from foreign currency fluctuations in the Eye Care and Cataract/Implant segments. On April 2, 2007, the Company recorded $411.2 million of goodwill from the acquisition of IntraLase, which is included in the LVC segment. In addition, the Company recorded $8.0 million from the acquisition of WFSI, also included in the LVC segment. As a result of the adoption of FIN 48, the Company decreased goodwill by $1.4 million as a result of a reduction in the liability for unrecognized tax benefits accounted for in connection with the VISX acquisition. The Company performed its annual impairment test of goodwill during the second quarter of 2007 and determined there was no impairment.

Note 6: Debt

(In thousands)	Average Rate of Interest	June 29, 2007	December 31, 2006
Convertible Senior Subordinated Notes due 2024 (“2 1/2% Notes”), with put dates of January 15, 2010, July 15, 2014 and July 15, 2019	2.500%	$246,105	$246,105
Convertible Senior Subordinated Notes due 2025 (“1.375% Notes”), with put dates of July 1, 2011, July 1, 2016 and July 1, 2021	1.375%	105,000	105,000
Convertible Senior Subordinated Notes due 2026 (“3.25% Notes”), with put dates of August 1, 2014, August 1, 2017 and August 1, 2021	3.250%	500,000	500,000
Senior Subordinated Notes due 2017 (“7 1/2% Notes”), with put dates of May 1, 2010 and May 1, 2012	7.500%	250,000	—
Term Loan due 2014 (“7.09% Loan”)	7.090%	448,875	—
Senior revolving credit facility	7.460%	25,000	155,000

		1,574,980	1,006,105
Less current portion		29,500	155,000

Total long-term debt		$1,545,480	$851,105

In April 2007, the Company issued $250 million of 7 1/2% Senior Subordinated Notes due May 1, 2017 (the “7 1/2% Notes”). Interest on the 7 1/2% Notes is payable on May 1 and November 1 of each year, commencing on November 1, 2007. The 7 1/2% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2012 at various redemption prices, together with accrued and unpaid interest and additional interest, if any, to the redemption date. In addition, at any time on or before May 1, 2010, the Company may, at its option and subject to certain requirements, use the cash proceeds from one or more qualified equity offerings by the Company to redeem up to 35% of the aggregate principal amount of the 7 1/2% Notes issued under the Indenture at a redemption price equal to 107.5% of the principal amount, together with accrued and unpaid interest, if any, thereon to the redemption date.

All of the convertible notes issued by the Company may be converted, at the option of the holders, on or prior to the final maturity date under certain circumstances, none of which had occurred as of June 29, 2007. Upon conversion of the convertible notes, the Company will satisfy in cash the conversion obligation with respect to the principal amount of the convertible notes, with any remaining amount of the conversion obligation to be satisfied in shares of common stock. As a result of this election, the Company also is required to satisfy in cash its obligations to repurchase any convertible notes that holders may put to the Company on the respective dates noted in the table above.

On April 2, 2007, the Company replaced its existing $300 million senior revolving credit facility with a new senior credit facility. This new facility consists of a $300 million revolving line of credit maturing April 2, 2013 and a $450 million term loan maturing on April 2, 2014.

At June 29, 2007, approximately $8.4 million of the Company’s new credit facility was reserved to support letters of credit issued on the Company’s behalf for normal operating purposes and the Company has approximately $266.6 million undrawn and available revolving loan commitments.

Borrowings under the new credit facility, if any, bear interest at current market rates plus a margin based upon the Company’s ratio of debt to EBITDA, as defined. The incremental interest margin on borrowings under the new credit facility decreases as the Company’s ratio of debt to EBITDA decreases to specified levels. Under the new credit facility, certain transactions may trigger mandatory prepayment of borrowings, if any. Such transactions may include equity or debt offerings, certain asset sales and extraordinary receipts. The Company pays a quarterly fee (1.95% per annum at June 29, 2007) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.50% per annum at June 29, 2007) on the average unused portion of the new credit facility.

The new credit facility provide that the Company maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios effective beginning with the third quarter of 2007. Certain covenants under the new credit facility may limit the incurrence of additional indebtedness. The new credit facility prohibits dividend payments. The new credit facility is collateralized by a first priority perfected lien on, and pledge of, all of the combined Company’s present and future property and assets (subject to certain exclusions), 100% of the stock of the domestic subsidiaries, 66% of the stock of foreign subsidiaries and all present and future intercompany debts.

As of June 29, 2007, the aggregate maturities of total long-term debt are due as follows: $2.3 million in 2008, $4.5 million in 2009, $4.5 million in 2010, $4.5 million in 2011 and $1,529.7 million thereafter.

Guarantor Subsidiaries

In connection with the issuance of the 7 1/ 2% Notes, certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) jointly, fully, severally and unconditionally guaranteed such 7 1/2% Notes. The following presents the condensed consolidating financial information separately for:

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

Condensed Consolidating Balance Sheet – June 29, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Cash and equivalents	$859	$5,366	$43,992	$—	$50,217
Trade receivables, net	2,142	88,696	149,282	—	240,120
Inventories	8,194	127,958	94,195	(87,384)	142,963
Other current assets	68,301	230,508	42,893	(277,630)	64,072

Total current assets	79,496	452,528	330,362	(365,014)	497,372
Property, plant and equipment, net	14,561	18,689	119,466	1	152,717
Goodwill and intangibles, net	29,673	1,454,305	499,702	(41,713)	1,941,967
Other assets	76,639	34,891	46,488	(47,438)	110,580
Investment in subsidiaries	2,389,942	1,180,880	2,236,981	(5,807,803)	—

Total assets	$2,590,311	$3,141,293	$3,232,999	$(6,261,967)	$2,702,636

Liabilities and stockholders’ equity:
Short-term borrowings	$29,500	$—	$—	$—	$29,500
Accounts payable and other current liabilities	223,039	76,471	243,367	(269,155)	273,722

Total current liabilities	252,539	76,471	243,367	(269,155)	303,222
Long-term debt, net of current portion	1,545,480	—	—	—	1,545,480
Other liabilities	199,126	46,888	73,976	(59,222)	260,768

Total liabilities	1,997,145	123,359	317,343	(328,377)	2,109,470
Total stockholders’ equity	593,166	3,017,934	2,915,656	(5,933,590)	593,166

Total liabilities and stockholders’ equity	$2,590,311	$3,141,293	$3,232,999	$(6,261,967)	$2,702,636

Condensed Consolidating Balance Sheet – December 31, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Cash and equivalents	$344	$1,187	$32,991	$—	$34,522
Trade receivables, net	723	77,906	153,779	—	232,408
Inventories	10,166	106,976	101,498	(91,108)	127,532
Other current assets	70,163	256,612	37,543	(280,637)	83,681

Total current assets	81,396	442,681	325,811	(371,745)	478,143
Property, plant and equipment, net	15,212	2,620	114,924	—	132,756
Goodwill and intangibles, net	29,673	828,849	501,851	(40,000)	1,320,373
Other assets	29,874	20,870	32,572	(691)	82,625
Investment in subsidiaries	1,638,781	1,203,100	2,162,731	(5,004,612)	—

Total assets	$1,794,936	$2,498,120	$3,137,889	$(5,417,048)	$2,013,897

Liabilities and stockholders’ equity:
Accounts payable and other current liabilities	$58,715	$206,799	$263,012	$(311,073)	$217,453

Total current liabilities	58,715	206,799	263,012	(311,073)	217,453
Long-term debt, net of current portion	851,105	—	—	—	851,105
Other liabilities	169,125	783	59,440	—	229,348

Total liabilities	1,078,945	207,582	322,452	(311,073)	1,297,906
Total stockholders’ equity	715,991	2,290,538	2,815,437	(5,105,975)	715,991

Total liabilities and stockholders’ equity	$1,794,936	$2,498,120	$3,137,889	$(5,417,048)	$2,013,897

Condensed Consolidating Statement of Operations – Three months ended June 29, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$55,976	$187,587	$185,253	$(167,419)	$261,397
Operating costs and expenses:
Cost of sales	39,329	134,860	135,670	(176,373)	133,486
Selling, general and administrative	28,401	53,768	69,121	(1,588)	149,702
Research and development	5,364	5,922	9,393	1	20,680
In-process research & development	—	85,400	—	—	85,400

Operating loss	(17,118)	(92,363)	(28,931)	10,541	(127,871)
Non-operating expense (income), net	23,746	(48,476)	47,298	915	23,483
Equity in losses of subsidiaries	176,144	94,351	—	(270,495)	—

Earnings before income taxes	(217,008)	(138,238)	(76,229)	280,121	(151,354)
(Benefit) provision for income taxes	(40,587)	37,768	18,260	(1)	15,440

Net loss	$(176,421)	$(176,006)	$(94,489)	$280,122	$(166,794)

Condensed Consolidating Statement of Operations – Three months ended June 30, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$73,509	$157,572	$231,696	$(205,736)	$257,041
Operating costs and expenses:
Cost of sales	52,014	95,219	152,897	(207,757)	92,373
Selling, general and administrative	33,810	32,769	41,627	(2,817)	105,389
Research and development	3,396	3,650	9,519	—	16,565
Business repositioning	3,669	1,023	13,028	—	17,720

Operating (loss) income	(19,380)	24,911	14,625	4,838	24,994
Non-operating expense (income), net	399	(984)	8,723	18,696	26,834
Equity in earnings of subsidiaries	(31,289)	(8,238)	—	39,527	—

Earnings (loss) before income taxes	11,510	34,133	5,902	(53,385)	(1,840)
Provision (benefit) for income taxes	355	(1,776)	2,284	—	863

Net earnings	$11,155	$35,909	$3,618	$(53,385)	$2,703

Condensed Consolidating Statement of Operations – Six months ended June 29, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$110,844	$343,507	$386,796	$(328,077)	$513,070
Operating costs and expenses:
Cost of sales	72,923	224,543	258,457	(328,270)	227,653
Selling, general and administrative	39,977	91,748	131,241	(3,746)	259,220
Research and development	8,667	10,605	20,571	1	39,844
In-process research & development	—	86,980	—	—	86,890

Operating (loss) income	(10,723)	(70,369)	(23,473)	3,938	(100,627)
Non-operating expense (income), net	30,279	(40,076)	48,170	1,873	31,246
Equity in losses of subsidiaries	156,376	89,145	—	(245,521)	—

Loss before income taxes	(197,378)	(110,438)	(71,643)	247,586	(131,873)
(Benefit) provision for income taxes	(40,627)	44,250	19,190	(1)	22,812

Net loss	$(156,751)	$(154,688)	$(90,833)	$247,587	$(154,685)

Condensed Consolidating Statement of Operations – Six months ended June 30, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$146,672	$311,417	$434,501	$(397,321)	$495,269
Operating costs and expenses:
Cost of sales	100,023	182,969	289,056	(392,840)	179,208
Selling, general and administrative	48,372	65,596	91,991	(5,131)	200,828
Research and development	6,474	8,766	18,298	—	33,538
Business repositioning	15,389	6,412	25,173	—	46,974

Operating (loss) income	(23,586)	47,674	9,983	650	34,721
Non-operating expense (income), net	3,494	(1,844)	12,295	18,838	32,783
Equity in earnings of subsidiaries	(44,321)	(8,057)	—	52,378	—

Earnings (loss) before income taxes	17,241	57,575	(2,312)	(70,566)	1,938
(Benefit) provision for income taxes	(873)	2,198	687	—	2,012

Net earnings (loss)	$18,114	$55,377	$(2,999)	$(70,566)	$(74)

Condensed Consolidating Statement of Cash Flows – Six months ended June 29, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$112,796	$(22,496)	$(41,423)	$—	$48,877
Cash flows from investing activities:
Capital contribution	(835,475)	(66,925)	—	902,400	—
Acquisition of business, net of cash acquired	—	(737,500)	—	—	(737,500)
Purchases of property, plant and equipment	(715)	(3,215)	(10,346)	—	(14,276)
Proceeds from sale of property, plant and equipment	—	2	69	—	71
Purchases of software and other long-lived assets	(1,649)	(659)	(18)	—	(2,326)
Purchases of demonstration and bundled equipment	—	(503)	(3,875)	—	(4,378)

Net cash used in investing activities	(837,839)	(808,800)	(14,170)	902,400	(758,409)
Cash flows from financing activities:
Capital contribution	—	835,475	66,925	(902,400)	—
Short-term borrowings, net	29,500	—	—	—	29,500
Repayment of long-term debt	(1,125)	—	—	—	(1,125)
Financing related cost	(15,214)	—	—	—	(15,214)
Proceeds from issuance of long-term debt	695,500	—	—	—	695,500
Proceeds from issuance of common stock	16,897	—	—	—	16,897

Net cash provided by financing activities	725,558	835,475	66,925	(902,400)	725,558
Effect of exchange rates on cash and equivalents	—	—	(331)	—	(331)

Net increase in cash and equivalents	515	4,179	11,001	—	15,695
Cash and equivalents at beginning of period	344	1,187	32,991	—	34,522

Cash and equivalents at end of period	$859	$5,366	$43,992	$—	$50,217

Condensed Consolidating Statement of Cash Flows – Six months ended June 30, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by operating activities	$15,286	$3,865	$26,180	$—	$45,331
Cash flows from investing activities:
Capital contribution	—	(1,400)	—	1,400	—
Purchases of property, plant and equipment	(1,076)	(304)	(13,760)	—	(15,140)
Purchases of software and other long-lived assets	(1,014)	(172)	(15)	—	(1,201)
Purchases of demonstration and bundled equipment	—	(1,044)	(4,402)	—	(5,446)

Net cash provided by (used in) investing activities	(2,090)	(2,920)	(18,177)	1,400	(21,787)
Cash flows from financing activities:
Capital contribution	—	—	1,400	(1,400)	—
Short-term borrowings, net	105,000	—	(10,000)	—	95,000
Repayment of long-term debt	(144,693)	—	—	—	(144,693)
Proceeds from issuance of long-term debt	500,000	—	—	—	500,000
Financing related cost	(10,284)	—	—	—	(10,284)
Proceeds from issuance of common stock	29,488	—	—	—	29,488
Repurchase and retirement of common stock	(500,000)	—	—	—	(500,000)
Excess tax benefit from stock-based compensation	5,458	—	—	—	5,458

Net cash used in financing activities	(15,031)	—	(8,600)	(1,400)	(25,031)
Effect of exchange rates on cash and equivalents	—	—	1,504	—	1,504

Net (decrease) increase in cash and equivalents	(1,835)	945	907	—	17
Cash and equivalents at beginning of period	3,106	985	36,735	—	40,826

Cash and equivalents at end of period	$1,271	$1,930	$37,642	$—	$40,843

Note 7: Related Party Transaction

During the second quarter of 2007, an interest-free relocation loan of $0.5 million was repaid by the chief executive officer. This relocation loan was evidenced by a promissory note dated July 3, 2002, prior to the adoption of the Sarbanes-Oxley Act of 2002.

Note 8: Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by adjusting net loss and the weighted average outstanding shares, assuming the conversion of all potentially dilutive convertible securities, stock options and stock purchase plan awards.

The three and six months ended June 29, 2007 exclude the aggregate dilutive effect of approximately 1.6 million and 1.4 million shares, respectively, for stock options, ESPP and unvested restricted stock as the effect would be antidilutive due to the net loss in each of these periods. The three and six months ended June 30, 2006 exclude the aggregate dilutive effect of approximately 2.4 million shares for stock options, ESPP and unvested restricted stock as the effect would be antidilutive due to the net loss in each of these periods. There were no potentially diluted common shares associated with the 2 1/2% Notes, 1.375% Notes and the 3.25% Notes as the Company’s quarter-end stock price was less than the conversion prices of the notes.

Note 9: Other Comprehensive Income (Loss)

The following tables summarize the components of comprehensive income (loss) (in thousands):

	Three Months Ended
	June 29, 2007			June 30, 2006
	Before-tax amount	Income tax	Net-of-tax amount	Before-tax amount	Income Tax	Net-of-tax amount
Foreign currency translation adjustments	$8,710	$—	$8,710	$37,023	$—	$37,023
Net loss			(166,794)			(2,703)

Total comprehensive (loss) income			$(158,084)			$34,320

	Six Months Ended
	June 29, 2007			June 30, 2006
	Before-tax amount	Income tax	Net-of-tax amount	Before-tax amount	Income Tax	Net-of-tax amount
Foreign currency translation adjustments	$6,444	$—	$6,444	$44,603	$—	$44,603
Net loss			(154,685)			(74)

Total comprehensive (loss) income			$(148,241)			$44,529

Note 10: Business Segment Information

The operating segments are segments for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

The Company’s reportable segments are represented by three business units: Cataract/Implant, Laser Vision Correction and Eye Care. The cataract/implant segment markets four key products required for cataract surgery — foldable intraocular lenses, or IOLs, implantation systems, phacoemulsification systems and viscoelastics. The laser vision correction segment markets laser systems, diagnostic devices, treatment cards and disposable patient interfaces. The eye care segment provides a full range of contact lens care products for use with most types of contact lenses. These products include single-bottle, multi-purpose cleaning and disinfecting solutions, hydrogen peroxide-based disinfecting solutions, daily cleaners, enzymatic cleaners and contact lens rewetting drops.

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

Business Segments

	Net Sales		Operating Income (Loss)
	Three Months Ended		Three Months Ended
(In thousands)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Operating segments:
Cataract/Implant	$140,249	$134,421	$78,417	$67,991
Laser Vision Correction	102,110	53,401	60,317	37,165
Eye Care	19,038	69,219	(26,779)	28,201

Total segments	261,397	257,041	111,955	133,357
Manufacturing operations	—	—	(14,149)	(1,747)
Research and development	—	—	(20,680)	(15,988)
In-process research and development	—	—	(85,400)	—
Business repositioning	—	—	—	(22,187)

	Net Sales		Operating Income (Loss)
	Three Months Ended		Three Months Ended
(In thousands)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Global supply chain	—	—	(25,207)	(15,970)
General corporate	—	—	(94,390)	(52,471)

Total	$261,397	$257,041	$(127,871)	$24,994

	Net Sales		Operating Income (Loss)
	Six Months Ended		Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Operating segments:
Cataract/Implant	$267,998	$254,865	$146,407	$123,257
Laser Vision Correction	166,725	114,356	99,893	80,025
Eye Care	78,347	126,048	(5,163)	49,564

Total segments	513,070	495,269	241,137	252,846
Manufacturing operations	—	—	(24,804)	(4,741)
Research and development	—	—	(39,844)	(32,961)
In-process research and development	—	—	(86,980)	—
Business repositioning	—	—	—	(54,619)
Global supply chain	—	—	(42,497)	(29,782)
General corporate	—	—	(147,639)	(96,022)

Total	$513,070	$495,269	$(100,627)	$34,721

Geographic Area Information

	Net Sales
	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
United States:
Cataract/Implant	$45,375	$43,910	$87,097	$82,417
Laser Vision Correction	67,415	40,738	118,210	90,659
Eye Care	5,145	24,863	22,356	39,078

Total United States	117,935	109,511	227,663	212,154
Americas, excluding United States:
Cataract/Implant	10,440	9,077	19,469	17,080
Laser Vision Correction	4,475	2,360	6,791	4,466
Eye Care	88	3,340	2,892	6,025

Total Americas, excluding United States	15,003	14,777	29,152	27,571
Europe/Africa/Middle East:
Cataract/Implant	53,988	50,515	105,535	96,900
Laser Vision Correction	16,640	3,881	22,865	7,980
Eye Care	10,682	19,795	30,706	35,700

Total Europe/Africa/Middle East	81,310	74,191	159,106	140,580
Japan:
Cataract/Implant	17,145	17,756	30,500	32,714
Laser Vision Correction	6,062	995	7,542	1,811
Eye Care	6,612	11,656	20,301	27,785

Total Japan	29,819	30,407	58,343	62,310
Asia Pacific:
Cataract/Implant	13,301	13,163	25,397	25,754
Laser Vision Correction	7,518	5,427	11,317	9,440
Eye Care	(3,489)	9,565	2,092	17,460

Total Asia Pacific	17,330	28,155	38,806	52,654

Total	$261,397	$257,041	$513,070	$495,269

The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 45.1% and 44.4% of total net sales for the three and six months ended June 29, 2007, respectively, and 42.8% of total net sales for the three and six months ended June 30, 2006. Additionally, sales in Japan represented 11.4% of total net sales for the three and six months ended June 29, 2007 and 11.8% and 12.6% of total net sales for the three and six months ended June 30, 2006, respectively. No other country, or single customer, generated over 10% of total net sales in the periods presented.

Note 11: Commitments and Contingencies

On January 4, 2005, Dr. James Nielsen filed a complaint against the Company and Allergan, Inc. in the U.S. District Court of the Northern District of Texas, Dallas Division, for infringement of U.S. Patent No. 5,158,572. Dr. Nielsen alleged that the Company’s Array multifocal intraocular lens infringed the patent. Effective May 10, 2007, the parties entered into a Compromise Settlement Agreement and Mutual Release of Claims. All claims were dismissed with prejudice on May 24, 2007.

While the Company is involved from time to time in litigation arising in the ordinary course of business, including product liability claims (related to the May 2007 MoisturePlus Recall or otherwise), the Company is not currently aware of any actions against AMO or Allergan relating to the optical medical device business that the Company believes would have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. The Company may be subject to future litigation and infringement claims, which could cause the Company to incur significant expenses or prevent the Company from selling its products. The Company operates in an industry susceptible to significant product liability claims. Product liability claims may be asserted against AMO in the future arising out of the May 2007 MoisturePlus Recall and/or events not known to the Company at the present time. Under the terms of the contribution and distribution agreement affecting the spin-off, Allergan agreed to assume responsibility for, and to indemnify AMO against, all current and future litigation relating to its retained businesses and the Company agreed to assume responsibility for, and to indemnify Allergan against, all current and future litigation related to the optical medical device business.

Note 12: Pension Benefit Plans

The Company sponsors defined benefit pension plans in Japan and in certain European countries. Components of net periodic benefit cost under these plans were (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Service cost	$551	$569	$1,102	$1,138
Interest cost	174	137	348	274
Expected return on plan assets	(80)	(61)	(160)	(122)
Amortization of prior service cost	11	15	22	30
Amortization of net actuarial loss	26	10	52	20

Net periodic benefit cost	$682	$670	$1,364	$1,340

ADVANCED MEDICAL OPTICS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended June 29, 2007

The following discussion and analysis presents the factors that had a material effect on AMO’s cash flows and results of operations during the three and six months ended June 29, 2007, and the Company’s financial position at that date. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Certain Factors and Trends Affecting AMO and Its Businesses.” The following discussion should be read in conjunction with the 2006 Form 10-K and the unaudited consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

OVERVIEW

We are a global leader in the development, manufacture and marketing of medical devices for the eye. We have three major product lines: cataract / implant, laser vision correction, and eye care. In the cataract / implant market, we focus on the four key products required for cataract surgery — foldable intraocular lenses, or IOLs, implantation systems, phacoemulsification systems and viscoelastics. In the laser vision correction market, we market excimer and femtosecond laser systems, related treatment cards and disposable patient interfaces, and diagnostic devices. Our eye care product line provides a full range of contact lens care products for use with most types of contact lenses. These products include single-bottle, multi-purpose cleaning and disinfecting solutions, hydrogen peroxide-based disinfecting solutions, daily cleaners, enzymatic cleaners and contact lens rewetting drops.

We have operations in approximately 20 countries and sell our products in approximately 60 countries in the following four regions:

•	Americas (North and South America);

•	Europe, Africa and Middle East;

•	Japan; and

•	Asia Pacific (excluding Japan, but including Australia and New Zealand).

IntraLase Acquisition

On April 2, 2007, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 5, 2007, by and among AMO, Ironman Merger Corporation, a wholly owned subsidiary of AMO, and IntraLase Corp. (“IntraLase”), we completed the acquisition of IntraLase (the “IntraLase acquisition”), for a total consideration of approximately $821 million in cash. IntraLase designs, develops and manufactures an ultra-fast laser for refractive and corneal surgery that creates more precise corneal incisions for laser vision correction in the first step of LASIK surgery.

The IntraLase acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. The results of operations of IntraLase have been included in the accompanying consolidated statements of operations from the acquisition date. The impact of purchase accounting resulted in non-cash charges of $85.4 million for in-process research and development and $7.7 million for step-up of inventory to fair value in the second quarter of 2007. We also incurred other acquisition and integration related charges of $6.5 million in the second quarter of 2007.

Eye Care Recall

In May 2007, we initiated a global recall of our MoisturePlus multipurpose formulation (“MoisturePlus Recall”) after being informed by the U.S. Food and Drug Administration of a higher association with Acanthamoeba keratitis. We plan to re-enter the multipurpose market with an existing formulation and began shipping in August 2007. The recall negatively impacted sales in the second quarter due to returns of $31.4 million. We also estimated approximately $22.5 million in lost sales during the current quarter as a result of the MoisturePlus Recall and expect to lose approximately $45 million to $65 million in sales in the remainder of 2007 based on our full year estimate of $100 million to $120 million negative impact on net sales. We incurred approximately $27.0 million in recall-related costs, of which approximately $19.5 million was recorded in cost of goods sold and $7.5 million was recorded in selling, general and administrative expenses. In the remainder of 2007, we expect to incur approximately $40 million to $45 million in costs. These costs are due to manufacturing start-up related expenses and unabsorbed overhead as production continues to ramp up in the third quarter of 2007, ongoing incremental administrative costs and spending on marketing programs to re-launch products and recapture market share. We expect the MoisturePlus Recall to have a negative impact of $150 million to $160 million on full year 2007 operating income.

In November 2006, we voluntarily recalled certain eye care product lots caused by a production-line issue at our manufacturing plant in China (“China Recall”). The China Recall negatively impacted sales in the first quarter of 2007 due to returns of $0.2 million. We also estimated approximately $16.9 million in lost sales during the first quarter as a result of the China Recall. We incurred approximately $4.5 million in China Recall costs in the first quarter of 2007, of which approximately $2.1 million was recorded in cost of goods sold, $2.1 million was recorded in selling, general and administrative expenses and $0.3 million was included in non-operating expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Actual results could differ from those estimates. Certain of these significant accounting policies are considered to be critical accounting policies as more fully described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Management believes that at June 29, 2007 there has been no material change to this information, with the exception of income taxes as described below.

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

Effective January 1, 2007, we adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. As a multinational corporation, we are subject to taxation in many jurisdictions, our income tax returns in several locations are being examined by the local taxation authorities and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.

RESULTS OF OPERATIONS

The following tables present net sales and operating income (loss) by operating segment for the three and six months ended June 29, 2007 and June 30, 2006, respectively:

	Net Sales		Operating Income (Loss)
	Three Months Ended		Three Months Ended
(In thousands)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Cataract/Implant	$140,249	$134,421	$78,417	$67,991
Laser Vision Correction	102,110	53,401	60,317	37,165
Eye Care	19,038	69,219	(26,779)	28,201

Total operating segments	$261,397	$257,041	$111,955	$133,357

	Net Sales		Operating Income (Loss)
	Six Months Ended		Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Cataract/Implant	$267,998	$254,865	$146,407	$123,257
Laser Vision Correction	166,725	114,356	99,893	80,025
Eye Care	78,347	126,048	(5,163)	49,564

Total operating segments	$513,070	$495,269	$241,137	$252,846

Net sales. Total net sales increased 1.7% and 3.6% in the three and six months ended June 29, 2007, respectively, compared to the same periods last year. The increases in net sales from the IntraLase acquisition and organic growth in the current quarter were offset by the negative impact of the MoisturePlus Recall. Net sales include a favorable foreign currency impact of 1.7% and 2.1% in the three and six months ended June 29, 2007, respectively. Our sales and earnings may be favorably impacted during times of a weakening U.S. dollar. Sales in the U.S. represented 45.1% and 44.4% of total net sales for the three and six months ended June 29, 2007, respectively. Additionally, sales in Japan represented 11.4% of total net sales in the three and six months ended June 29, 2007. No other country, or single customer, generated over 10% of total net sales in the periods presented.

Net sales from our Cataract/Implant business increased by 4.3% and 5.2% in the three and six months ended June 29, 2007, respectively, compared with the same periods last year. The increases in net sales were primarily the result of increased sales of intraocular lenses (IOLs), partially offset by a decrease in sales of viscoelastics and phacoemulsification systems. Reimbursement and competitive pressures in certain European markets and in Japan negatively impacted viscoelastic products. Total IOL sales increased by 8.0% and 10.6% to $81.3 million and $157.2 million in the three and six months ended June 29, 2007, respectively, compared with the same periods last year, driven by our proprietary Tecnis aspheric monofocal IOL and our refractive implant portfolio. Monofocal IOL sales increased 5.4% and 8.3% to $66.8 million and $129.9 million in the three and six months ended June 29, 2007, respectively, compared with the same periods last year, reflecting continued strong growth of the Tecnis IOL franchise. Our refractive IOL sales increased 21.8% and 23.4% to $14.5 million and $27.3 million, respectively, compared with the same periods last year, reflecting demand for our ReZoom, Tecnis Multifocal, Verisyse and Veriflex IOLs. Net sales from phacoemulsification systems were down 2.2% and 3.8% to $21.7 million and $41.9 million in the three and six months ended June 29, 2007, respectively, compared with the same periods last year, due to lower demand ahead of the planned introduction of the new WhiteStar Signature phacoemulsification system, partially offset by growth in surgical pack sales.

Cataract/Implant net sales growth in the U.S. of 6.2% and 2.4% and in the Other Americas of 11.3% and 20.4% in the three and six months ended June 29, 2007, respectively, was due to strong demand for our core products, partially offset by decreases in sales of older-technology intraocular lenses and viscoelastics. Sales in Europe/Africa/Middle East increased by 8.2% and 10.5% in the three and six months ended June 29, 2007, respectively, primarily due to continued strong IOL sales driven by our proprietary Tecnis aspheric monofocal IOL and our refractive implant portfolio. Sales in Japan declined by 3.4% and 6.8% in the three and six months ended June 29, 2007, respectively, reflecting competitive pricing for acrylic intraocular lenses and decreases in sales of phacoemulsification systems and older-technology intraocular lenses. Sales in Asia Pacific were relatively flat in the three and six months ended June 29, 2007 compared with the same periods last year. Net sales in our Cataract/Implant business reflect a favorable foreign currency impact of 2.5% and 2.9% in the three and six months ended June 29, 2007, respectively, largely from fluctuations of the euro versus the U.S. dollar.

Net sales from our Laser Vision Correction (LVC) business increased by 91.2% and 45.8% to $102.1 million and $166.7 million in the three and six months ended June 29, 2007, compared with the same periods last year, primarily due to the IntraLase acquisition. Sales of acquired IntraLase products were $42.1 million in the second quarter of 2007. The increase also reflects higher demand for our CustomVue procedures and strong international system sales. Net sales increased in the

U.S. and Other Americas in the three and six months ended June 29, 2007, compared with the same periods last year, due to the IntraLase acquisition, higher excimer laser procedural volume and a favorable shift toward CustomVue procedures. Net sales increased in Europe/Africa/Middle East, Japan and Asia Pacific, due to the IntraLase acquisition and as a result of our international expansion strategy for the LVC business. The foreign currency impact on LVC sales in the three and six months ended June 29, 2007 was negligible.

Net sales from our Eye Care business decreased by 72.5% and 37.8% in the three and six months ended June 29, 2007, respectively, compared with the same periods last year. The decreases primarily reflect the impact of the MoisturePlus Recall, which includes returns of $31.4 million in the current quarter. We also saw decreased sales of hydrogen peroxide-based products, principally in Europe and Japan, where the migration to single-bottle cleaning regimens continues. Net sales decreased significantly in every region in the three months and six months ended June 29, 2007, compared with the same periods last year, primarily as a result of the MoisturePlus Recall. Net sales in our Eye Care business included a favorable foreign currency impact of 0.8% and 1.6% in the three and six months ended June 29, 2007, largely resulting from fluctuations of the euro versus the U.S. dollar.

Gross margin and gross profit. Our gross margin percentage was 48.9% and 55.6% in the three and six months ended June 29, 2007, respectively, compared with 64.1% and 63.8% in the same periods last year. Gross profit for the three months ended June 29, 2007 included a $50.9 million negative impact from the MoisturePlus Recall associated with sales returns and product-related costs and a $7.7 million non-cash charge for the step-up of inventory to fair value in connection with the IntraLase acquisition. In addition to these items in the second quarter, gross profit for the six months ended June 29, 2007 also included a $2.3 million negative impact from the China Recall and a $4.7 million charge to discontinue the Amadeus microkeratome distributor agreement in the first quarter of 2007. Gross profit for the three and six months ended June 30, 2006 included approximately $7.4 million and $10.5 million, respectively, of inventory and manufacturing related charges incurred in connection with our business repositioning plan.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses increased as a percent of net sales by 16.3 percentage points to 57.3%, and by 10.0 percentage points to 50.5% in the three and six months ended June 29, 2007, respectively, compared with the same periods last year. These increases include a $7.5 million charge in MoisturePlus Recall-related expenses in the current quarter. SG&A expenses in 2007 also include ongoing operating costs from the acquisitions of IntraLase and WaveFront Sciences, Inc. (“WFSI”). Incremental amortization expense of $6.8 million and integration-related costs of $6.5 million were recognized in the current quarter from the IntraLase Acquisition. In connection with a proposal in July 2007 to acquire another company in the ophthalmic segment, we recognized $8.0 million in expenses during the current quarter for costs incurred to-date. We withdrew the proposal in August 2007. Selling, general and administrative expenses in the six months ended June 29, 2007 also included $2.1 million in China Recall-related costs in the first quarter of 2007. The overall increases also reflect our focus on being the “Complete Refractive Solution” to differentiate us from other market participants as we combine our refractive offering, expertise and service capabilities, as well as continuing our LVC international expansion. Selling, general and administrative expenses for the three and six months ended June 30, 2006 include $7.0 million in charges primarily for a contractual obligation associated with the VISX integration. Selling, general and administrative expenses for the six months ended June 30, 2006 also included a $2.3 million charge associated with the termination of a distributor agreement in India.

Research and development. Research and development expenditures increased as a percent of net sales by 1.5% percentage points to 7.9%, and by 1.0 percentage point to 7.8% in the three and six months ended June 29, 2007, respectively, compared with the same periods last year. The increases primarily reflect incremental operating expenses from the IntraLase Acquisition. We recognized an impairment charge of $1.0 million in the first quarter of 2007 in connection with a research and development licensing arrangement. We expect our research and development costs as a percentage of sales to be approximately 6.5% for 2007. Our research and development strategy is to develop proprietary products for vision correction that are safe and effective and address unmet needs. We are currently focusing on new advancements that build on our Tecnis, Healon and Sovereign technologies, corneal and lens-based solutions to presbyopia, projects from the acquisitions of WFSI and IntraLase and dry eye products.

In-process research and development. These charges represented the estimated fair value of projects that, as of the acquisition dates, had not reached technological feasibility and had no alternative future use. In the three and six months ended June 29, 2007, we recorded $1.6 million and $85.4 million in-process research and development (IPR&D) charges related to the WFSI acquisition and IntraLase acquisition, respectively.

The fair value of these IPR&D projects was estimated by performing a discounted cash flow analysis using the “income” approach. Net cash flows attributable to the projects were discounted to their present values at a rate commensurate with the perceived risk, which for these projects was between 14-16%. The following assumptions underlie these estimates.

•	An enhanced procedure to cut corneal flaps with an advanced faster femtosecond laser is forecast to be approved for sale in the U.S. in 2011.

•

Further development of therapeutic applications in the IntraLase Enabled Keratoplasty (IEK) is forecast to be approved for sale in the U.S. in 2007. This procedure uses the IntraLase laser for corneal transplant surgery, which involves replacing a diseased or scarred cornea with a donor cornea.

•	Other ancillary femtosecond laser products and procedures are forecast to be approved for sale in the U.S. in 2007.

Additional research and development expenses for these procedures are expected to range from $35 million to $40 million. This range represents management’s best estimate as to the additional research and development expenses required to bring these products to market in the U.S.

Business repositioning. In the three months ended June 30, 2006, we incurred $25.1 million of pre-tax charges, which included $7.4 million for inventory, manufacturing related and other charges included in cost of sales and $17.7 million included in operating expenses. Charges included in operating expenses comprised severance, relocation and other one-time termination benefits of $11.9 million, productivity and brand repositioning costs of $4.9 million, asset write-downs of $0.7 million and contractual obligations of $0.2 million. In the six months ended June 30, 2006, we incurred $57.5 million of pre-tax charges, which included $10.5 million for inventory, manufacturing related and other charges included in cost of sales and $47.0 million included in operating expenses. Charges included in operating expenses comprised productivity and brand repositioning costs of $31.1 million, severance, relocation and other one-time termination benefits of $13.5 million, asset write-downs of $2.1 million and contractual obligations of $0.3 million. The business repositioning and product rationalization plan was completed in the fourth quarter of 2006.

Operating Income (Loss). Operating loss as a percentage of net sales, or operating margin, was 48.9% and 19.6% in the three and six months ended June 29, 2007, respectively. Operating loss of $127.9 million in the three months ended June 29, 2007 includes $99.6 million of IntraLase acquisition-related charges which comprised $85.4 million for IPR&D, $7.7 million for the step-up of inventory to fair value and $6.5 million for integration-related costs. The negative impact on operating loss from the MoisturePlus Recall was $58.4 million in the current quarter. We also recognized $8.0 million in connection with the proposal to acquire another company in the ophthalmic segment in the current quarter and $5.1 million in share-based compensation expense under SFAS 123R. The net impact from these items reduced operating margin by 65.4 percentage points in the three months ended June 29, 2007. Operating loss of $100.6 million in the six months ended June 29, 2007 includes $99.6 million of IntraLase acquisition-related charges, $58.4 million negative impact from the MoisturePlus Recall, $4.4 million from the China Recall in the first quarter, $9.8 million in share-based compensation expense under SFAS 123R, $8.0 million in connection with the proposal to acquire another company in the ophthalmic segment, $4.7 million related to the discontinuation of a distributor contract, $1.0 million impairment related to a R&D licensing agreement and $1.6 million for IPR&D related to the WFSI acquisition. These charges reduced operating margin by 36.5 percentage points in the six months ended June 29, 2007.

Operating income of $25.0 million in the three months ended June 30, 2006 included $25.1 million of business repositioning charges, $7.0 million primarily for a contractual obligation described above and $5.2 million in stock-based compensation expense under SFAS 123R. These charges reduced operating margin by 14.5 percentage points in the three months ended June 30, 2006. Operating income of $34.7 million in the six months ended June 30, 2006 included $57.5 million of business repositioning charges, $7.0 million primarily for a contractual obligation described above, $2.3 million of asset write-offs described above and $10.3 million in stock-based compensation expense under SFAS 123R. These charges reduced operating margin by 15.6 percentage points in the six months ended June 30, 2006.

Operating income from our Cataract/Implant business increased by $10.4 million and $23.2 million in the three and six months ended June 29, 2007, respectively, due to the increase in net sales of IOL products discussed above. Operating income from our LVC business increased by $23.2 million and $19.9 million in the three and six months ended June 29, 2007, respectively, primarily due to the IntraLase acquisition and continued penetration of our CustomVue technology. Sales of acquired IntraLase products were $42.1 million in the second quarter of 2007. The increase also reflects higher demand for our CustomVue procedures and strong international system sales, offset by the ongoing operating costs associated with the WFSI and IntraLase acquisitions in 2007. Operating income/loss from our Eye Care business decreased by $55.0 million and $54.8 million in the three and six months ended June 29, 2007, respectively, primarily due to the eye care recalls discussed above.

Non-operating expense. Interest expense was $22.0 million and $28.2 million in the three and six months ended June 29, 2007, respectively, compared with $8.0 million and $12.5 million in the three and six months ended June 30, 2006, respectively. The increase was due to the issuance of $500 million in convertible debt in June 2006 and $700 million in debt in April 2007 in connection with the acquisition of IntraLase. Interest expense in the three and six months ended June 29, 2007 includes a $1.3 million deferred financing cost write-off associated with the IntraLase acquisition. Interest expense in the three and six months ended June 30, 2006 includes a $2.4 million deferred financing cost write-off associated with repurchases of convertible senior subordinated notes in June 2006.

During the three and six months ended June 30, 2006, we recorded a loss of $15.8 million associated with the repurchase of $128.9 million aggregate principal amount of convertible notes.

We recorded an unrealized gain on derivative instruments of $0.1 million in the three months ended June 29, 2007 and an unrealized loss of $0.3 million in the six months ended June 29, 2007, compared to an unrealized loss on derivative instruments of $2.4 million and $2.9 million in the three and six months ended June 30, 2006, respectively. We record as “unrealized (gain) loss on derivative instruments, net” the mark to market adjustments on the outstanding foreign currency options and forward contracts which we enter into as part of our overall risk management strategy to reduce the volatility of expected earnings in currencies other than the U.S. dollar. The net loss in the first six months of 2007 and 2006 were largely attributable to euro and Japanese yen instruments.

Income taxes. We recorded a provision for income taxes of $15.4 million and $22.8 million in the three and six months ended June 29, 2007, respectively, resulting in overall negative effective tax rates of 10.2% and 17.3%, respectively. The results for the current quarter included $85.4 million of IPR&D charges related to the IntraLase acquisition for which no tax benefits were recorded and a $19.2 million deferred tax expense associated with the integration of IntraLase. The tax rates in the three months and six months ended June 29, 2007 were also negatively impacted by the MoisturePlus Recall, including the related impact on utilization of foreign tax credits resulting in a net deferred tax expense of $21 million as described below. The results for the six months ended June 29, 2007 included $87.0 million of IPR&D charges related to the purchase of IntraLase and WFSI and a $1.0 million write-off associated with a research and development agreement for which no tax benefits were recorded and a $19.2 million deferred tax expense associated with the integration of IntraLase.

The MoisturePlus Recall is expected to impact our ability to utilize existing and expected deferred tax assets related to foreign tax credits and benefits that result from our repatriation policy. As such, management determined that it is no longer more likely than not that $12.7 million of existing foreign tax benefits and $17.4 million of foreign tax benefits previously expected to be generated are realizable. Accordingly, management established a valuation allowance for these items and recorded the impact in the current quarter and in the estimated 2007 effective tax rate. In addition, $9.1 million of previously expected deferred tax liabilities associated with future utilization of foreign tax credits and benefits were reversed in the current quarter as a result of the impact of the recall.

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

The effective tax rate in 2007 reflects an estimated change in the relative mix of domestic versus international taxable income or loss. The projected change in mix includes the impact of lower international income related to the effect of the MoisturePlus Recall. Our future effective income tax rate may vary depending on our mix of domestic and international taxable income or loss and the various tax and treasury methodologies that we implement, including our policy regarding repatriation of future accumulated foreign earnings. The acquisition of IntraLase will also change the relative mix of domestic versus international taxable income or loss.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms. As of June 29, 2007, we had cash and equivalents of $50.2 million.

Historically, we have generated cash from operations in excess of working capital requirements, and we expect to do so in the future. Net cash provided by operating activities was $48.9 million and $45.3 million in the six months ended June 29, 2007 and June 30, 2006, respectively. The positive operating cash flow impact from the IntraLase acquisition was partially offset by the negative impact from the MoisturePlus Recall. Cash outflows from the business repositioning plan were $10.1 million in the six months ended June 29, 2007 compared with $39.8 million in the same period last year.

Net cash used in investing activities was $758.4 million and $21.8 million in the six months ended June 29, 2007 and June 30, 2006, respectively. We used $723.7 million, net of cash acquired, to purchase IntraLase and $13.8 million to acquire WFSI. Expenditures for property, plant and equipment totaled $14.3 million and $15.1 million in the six months ended June 29, 2007 and June 30, 2006, respectively. Expenditures in the six months ended June 29, 2007 primarily comprised expenditures to upgrade and expand our Eye Care manufacturing facility in China and continuation of upgrades to our manufacturing facilities in Puerto Rico and Uppsala, Sweden. Expenditures in the six months ended June 30, 2006 primarily comprised expenditures to upgrade our viscoelastics manufacturing facility in Uppsala, Sweden. Expenditures for demonstration (demo) and bundled equipment, primarily phacoemulsification and microkeratome surgical equipment, were $4.4 million and $5.4 million in the six months ended June 29, 2007 and June 30, 2006, respectively. We maintain demo and bundled equipment to facilitate future sales of similar equipment and related products to our customers. Expenditures for capitalized internal-use software were $2.4 million and $1.2 million in the six months ended June 29, 2007 and June 30, 2006, respectively, which primarily comprised a company-wide system upgrade as part of the overall expansion of our business. We capitalize internal-use software cost after technical feasibility has been established. In 2007, we expect to invest approximately $60.0 million to $65.0 million in property, plant and equipment, demo and bundled equipment, and capitalized software as part of the overall expansion of our business, including the incremental impact from the IntraLase acquisition, on capital spending.

Net cash provided by financing activities was $725.6 million in the six months ended June 29, 2007. We had net borrowings of $725.0 million in short-term and long-term debt that were used to finance the IntraLase Acquisition and related financing costs. Net cash used in financing activities was $25.0 million in the six months ended June 30, 2006. We received proceeds of $500 million from the issuance of 3.25% convertible notes that were used to repurchase 10.1 million shares of AMO common stock in 2006. We also used $144.7 million to repay convertible notes, partially offset by short-term borrowings of $95.0 million in 2006.

On April 2, 2007, we replaced our existing $300 million senior revolving credit facility with a new senior credit facility. This new facility consists of a $300 million revolving line of credit maturing April 2, 2013 and a $450 million term loan maturing on April 2, 2014.

At June 29, 2007, approximately $8.4 million of the new revolving credit facility was reserved to support letters of credit issued on our behalf for normal operating purposes and we had approximately $266.6 million undrawn and available revolving loan commitments. Our new credit facility provided that we maintain certain financial and operating covenants which included, among other provisions, maintaining specific leverage and coverage ratios effective beginning with the third quarter of 2007. Certain covenants under the new credit facility may limit the incurrence of additional indebtedness. The new credit facility prohibits dividend payments. Our new credit facility was collateralized by a first priority perfected lien on, and pledge of, all of the combined company’s present and future property and assets (subject to certain exclusions), 100% of the stock of the domestic subsidiaries, 66% of the stock of foreign subsidiaries and all present and future intercompany debts.

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

Foreign currency fluctuations. Approximately 55% of our revenues for the six months ended June 29, 2007 were derived from operations outside the United States and a significant portion of our cost structure is denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

The impact of foreign currency fluctuations on sales resulted in an increase of $10.3 million for the six months ended June 29, 2007 and a decrease of $10.4 million for the six months ended June 30, 2006. These fluctuations were due primarily to fluctuations of the Japanese yen and the euro versus the U.S. dollar.

Contractual obligations. We have contractual obligations for long-term debt, interest on long-term debt, operating lease obligations, service contracts and other purchase obligations that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2006. Since December 31, 2006, there have been no material changes to the table of Contractual Obligations of the Company, outside of the ordinary course of business, except for the presentation of our liability for unrecognized tax benefits. As discussed in Note 1 in the Notes to Unaudited Consolidated Financial Statements, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. As of the adoption date, we had a liability of $28.7 million for unrecognized tax benefits, including related interest and penalties. At June 29, 2007, we had a liability of $31.3 million for unrecognized tax benefits, including related interest and penalties, which is expected to be paid after one year. We are unable to determine when cash settlement with a taxing authority will occur.

Off-balance sheet arrangements. We had no off-balance sheet arrangements at June 29, 2007 as defined in Regulation S-K Item 303(a)(4).

Recent Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS No. 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the impact (if any) of SFAS No. 159 on our financial statements.

Certain Factors and Trends Affecting AMO and Its Businesses

Our disclosure and analysis in this report contain forward-looking information about our company’s financial results and estimates, business prospects and future products that involve substantial risks and uncertainties. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, product approvals or approved indications, reimbursement rates, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, and the outcome of contingencies, such as legal proceedings, financial results, expected impacts of recent recalls, and the expected results and benefits of our strategic initiatives. Among the factors that could cause actual results to differ materially are the following:

•	risks associated with our ability to realize the benefits of the IntraLase acquisition;

•	uncertainties associated with the research and development and regulatory processes;

•	our ability to make and successfully integrate acquisitions or enter into strategic alliances;

•	exposure to risks associated with doing business outside of the United States, where we conduct a significant amount of our sales and operations;

•	foreign currency risks and fluctuation in interest rates;

•	our ability to introduce new commercially successful products in a timely and effective manner;

•	our ability to maintain a sufficient and timely supply of products we manufacture;

•	our reliance on sole source suppliers for raw materials and other products;

•	intense competition from companies with substantially more resources and a greater marketing scale;

•	risks and expenses associated with our ability to protect our intellectual property rights;

•	risks and expenses associated with intellectual property litigation and infringement claims;

•	unexpected losses due to product liability claims, product recalls or corrections, or other litigation associated with our May 2007 MoisturePlus Recall or otherwise;

•	our ability to maintain our relationships with health care providers;

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the 2006 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1A of the Form 10-K, as supplemented in Item 1A of this Form 10-Q, under the heading “Risk Factors.” We incorporate that section of that Form 10-K in this filing and encourage investors to refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Interest rate risk. At June 29, 2007, our debt comprises solely domestic borrowings and comprises $1.1 billion of fixed rate debt and $473.9 million of variable rate debt.

The tables below present information about our debt obligations as of June 29, 2007 and December 31, 2006:

	June 29, 2007 Maturing in							Fair Market Value
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$246,105	$246,105	$238,257
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$105,000	$105,000	$98,970
Weighted Average Interest Rate	—	—	—	—	—	1.375%	1.375%
Fixed Rate	$—	$—	$—	$—	$—	$500,000	$500,000	$447,500
Weighted Average Interest Rate	—	—	—	—	—	3.25%	3.25%
Fixed Rate	$—	$—	$—	$—	$—	$250,000	$250,000	$240,000
Weighted Average Interest Rate	—	—	—	—	—	7.50%	7.50%
Variable Rate	$25,000	$—	$—	$—	$—	$—	$25,000	$25,000
Weighted Average Interest Rate	7.46%	—	—	—	—	—	7.46%
Variable Rate	$2,250	$4,500	$4,500	$4,500	$4,500	$428,625	$448,875	$448,875
Weighted Average Interest Rate	7.09%	7.09%	7.09%	7.09%	7.09%	7.09%	7.09%
Total Debt Obligations	$27,250	$4,500	$4,500	$4,500	$4,500	$1,529,730	$1,574,980	$1,498,602
Weighted Average Interest Rate	7.43%	7.09%	7.09%	7.09%	7.09%	4.77%	4.84%

	December 31, 2006 Maturing in							Fair Market Value
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$246,105	$246,105	$238,722
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$105,000	$105,000	$99,554
Weighted Average Interest Rate	—	—	—	—	—	1.375%	1.375%
Fixed Rate	$—	$—	$—	$—	$—	$500,000	$500,000	$455,950
Weighted Average Interest Rate	—	—	—	—	—	3.25%	3.25%
Total Debt Obligations	$—	$—	$—	$—	$—	$851,105	$851,105	$794,226
Weighted Average Interest Rate	—	—	—	—	—	2.80%	2.80%

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

The following tables provide information about our foreign currency derivative financial instruments outstanding as of June 29, 2007 and December 31, 2006, respectively. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	June 29, 2007		December 31, 2006
	Notional Amount	Average Contract or Strike Rate	Notional Amount	Average Contract or Strike Rate
	(in $millions)		(in $millions)
Foreign currency forward contracts:
Pay US$/Receive Foreign Currency:
Swiss Franc	$4.1	1.22	$3.7	1.22
U.K. Pound	14.0	0.50	—	—
Receive US$/Pay Foreign Currency:
Swedish Krona	19.0	6.83	8.8	6.85
Japanese Yen	3.3	122.90	7.1	118.80
Canadian Dollar	8.0	1.07	9.5	1.16
Australia Dollar	4.2	1.18	7.1	1.27

Total Notional	$52.6		$36.2

Estimated Fair Value	$—		$—

Foreign currency purchased put options:
Japanese Yen	$80.3	118.46	$72.0	118.00
Euro	37.8	1.26	50.8	1.24
Foreign currency sold call options:
Japanese Yen	80.7	106.66	81.3	104.50
Euro	39.0	1.30	53.1	1.29

Total Notional	$237.8		$257.2

Estimated Fair Value	$(1.0)		$(0.6)

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of June 29, 2007 and December 31, 2006, respectively. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective. In addition, our management evaluated our internal control over financial reporting and there have been no changes during the most recent fiscal quarter ended June 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On January 4, 2005, Dr. James Nielsen filed a complaint against us and Allergan, Inc. in the U.S. District Court of the Northern District of Texas, Dallas Division, for infringement of U.S. Patent No. 5,158,572. Dr. Nielsen alleged that our Array multifocal intraocular lens infringed the patent. Effective May 10, 2007, the parties entered into a Compromise Settlement Agreement and Mutual Release of Claims. All claims were dismissed with prejudice on May 24, 2007.

While we are involved from time to time in litigation arising in the ordinary course of business, including product liability claims (related to our May 2007 MoisturePlus Recall or otherwise), we are not currently aware of any other actions against us or Allergan relating to the optical medical device business that we believe would have a material adverse effect on our business, financial condition, results of operations or cash flows. We may be subject to future litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling its products. We operate in an industry susceptible to significant product liability claims. Product liability claims may be asserted against us in the future arising out of the May 2007 MoisturePlus Recall and/or events not known to us at the present time. Under the terms of the contribution and distribution agreement affecting the spin-off, Allergan agreed to assume responsibility for, and to indemnify us against, all current and future litigation relating to its retained businesses and we agreed to assume responsibility for, and to indemnify Allergan against, all current and future litigation related to the optical medical device business.

Item 1A. Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, except for the following items:

LASIK surgeons may not adopt our femtosecond laser product offering as an attractive alternative to the microkeratome for creating the corneal flap or adoption may be slower than anticipated.

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

In November 2006 and May 2007, we commenced voluntary recalls of eye care solutions, which resulted in a material decrease in eye care sales and increased costs associated with the recalls and the necessary corrective measures. We cannot assure you that we have fully anticipated the impact of this recall on our eye care business, including litigation exposure, or that we will be able to regain our market position.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the registrant was held on May 22, 2007 at which two directors were re-elected to serve on the Board of Directors for a three-year term until the annual meeting of stockholders to be held in 2010. One other matter was voted on, namely, ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2007. This was approved by the stockholders.

A summary of the voting at the annual meeting of stockholders follows:

Directors	For	Withheld	Broker Non-Votes
Christopher G. Chavez	54,023,760	205,217	—
Elizabeth H. Dávila	54,005,798	223,179	—

Other Matters	For	Against	Abstain	Broker Non-Votes
Ratification of appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for fiscal year 2007	54,089,470	116,479	23,025	3

Item 6. Exhibits

10.1	2007 Form of Change in Control Agreement.

10.2	Schedule of Executive Officers Party to the 2007 Form of Change in Control Agreement filed as Exhibit 10.1.

10.3	Form of Director Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan and the 2005 Incentive Compensation Plan.

10.4	Amended 2007 Performance Objectives under Advanced Medical Optics, Inc. 2002 Bonus Plan.

10.5	Consulting Agreement dated May 21, 2007 between Advanced Medical Optics, Inc. and Mr. Robert J. Palmisano (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on May 29, 2007).

10.6	Information Technology Services Agreement dated June 27, 2007 between Advanced Medical Optics, Inc. and International Business Machines Corporation (confidential portions have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 3, 2007).

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard A. Meier pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James V. Mazzo and Richard A. Meier pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2007

ADVANCED MEDICAL OPTICS, INC.

/s/ Richard A. Meier
Richard A. Meier Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

/s/ Robert F. Gallagher
Robert F. Gallagher Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

10.1	2007 Form of Change in Control Agreement.

10.2	Schedule of Executive Officers Party to the 2007 Form of Change in Control Agreement filed as Exhibit 10.1.

10.3	Form of Director Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan and the 2005 Incentive Compensation Plan.

10.4	Amended 2007 Performance Objectives under Advanced Medical Optics, Inc. 2002 Bonus Plan.

10.5	Consulting Agreement dated May 21, 2007 between Advanced Medical Optics, Inc. and Mr. Robert J. Palmisano (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on May 29, 2007).

10.6	Information Technology Services Agreement dated June 27, 2007 between Advanced Medical Optics, Inc. and International Business Machines Corporation (confidential portions have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 3, 2007).

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard A. Meier pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James V. Mazzo and Richard A. Meier pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.