Form 10-Q
period 2007-09-28
ADVANCED MEDICAL OPTICS INC
filed 2007-11-07
CIK 1168335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 28, 2007

or

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

As of October 31, 2007, there were 60,517,542 shares of common stock outstanding.

ADVANCED MEDICAL OPTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 28, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Advanced Medical Optics, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net sales	$273,194	$258,602	$786,264	$753,871
Cost of sales (Note 4)	121,030	95,474	348,683	274,682

Gross profit	152,164	163,128	437,581	479,189
Selling, general and administrative	137,916	96,297	397,136	291,125
Research and development	20,975	16,105	60,819	49,643
Business repositioning (credits) costs, net (Note 4)	—	(547)	—	46,427
In-process research and development	—	—	86,980	—
Net gain on legal contingencies	—	(102,896)	—	(96,896)

Operating (loss) income	(6,727)	154,169	(107,354)	188,890

Non-operating expense (income):
Interest expense	20,588	9,783	48,792	22,318
Unrealized loss (gain) on derivative instruments, net	2,433	(2,252)	2,738	650
Loss due to early retirement of Convertible Senior Subordinated Notes	—	2,985	—	18,783
Other, net	1,517	1,521	4,254	3,069

	24,538	12,037	55,784	44,820

(Loss) earnings before income taxes	(31,265)	142,132	(163,138)	144,070
(Benefit) provision for income taxes	(5,328)	54,978	17,484	56,990

Net (loss) earnings	$(25,937)	$87,154	$(180,622)	$87,080

Net (loss) earnings per share:
Basic	$(0.43)	$1.47	$(3.02)	$1.34
Diluted	$(0.43)	$1.42	$(3.02)	$1.30

Weighted average number of shares outstanding:
Basic	60,242	59,166	59,856	64,841
Diluted	60,242	61,531	59,856	67,228

See accompanying notes to unaudited consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	September 28, 2007	December 31, 2006
ASSETS
Current assets:
Cash and equivalents	$36,549	$34,522
Trade receivables, net	240,749	232,408
Inventories	155,531	127,532
Deferred income taxes	50,536	41,698
Income tax receivable	13,766	15,045
Other current assets	30,243	26,938

Total current assets	527,374	478,143
Property, plant and equipment, net	161,993	132,756
Deferred income taxes	14,303	13,260
Other assets	99,019	69,365
Intangible assets, net	665,984	471,664
Goodwill	1,282,234	848,709

Total assets	$2,750,907	$2,013,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$51,000	$—
Accounts payable	74,967	53,897
Accrued compensation	51,161	41,896
Other accrued expenses	147,616	120,384
Deferred income taxes	1,302	1,276

Total current liabilities	326,046	217,453
Long-term debt	1,544,355	851,105
Deferred income taxes	218,384	185,844
Other liabilities	57,591	43,504
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 240,000,000 shares authorized; 60,492,700 and 59,512,106 shares issued	605	595
Additional paid-in capital	1,441,590	1,409,475
Accumulated deficit	(911,142)	(730,800)
Accumulated other comprehensive income	73,566	36,745
Treasury stock, at cost (2,999 and 1,397 shares)	(88)	(24)

Total stockholders’ equity	604,531	715,991

Total liabilities and stockholders’ equity	$2,750,907	$2,013,897

See accompanying notes to unaudited consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 28, 2007	September 29, 2006
Cash flows from operating activities:
Net (loss) earnings	$(180,622)	$87,080
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:

Amortization of debt issuance costs	4,941	6,104
Depreciation and amortization	70,821	52,609
Deferred income taxes	(4,958)	—
In-process research and development	86,980	—
Loss due to early retirement of convertible subordinated notes	—	18,783
Loss on investments and long-lived assets	1,558	1,409
Unrealized loss on derivatives	2,738	650
Share-based compensation	15,504	14,782
Changes in assets and liabilities (net of effect of businesses acquired):
Trade receivables, net	30,828	9,749
Inventories	3,326	(20,386)
Other current assets	1,558	(7,632)
Accounts payable	4,325	(7,861)
Accrued expenses and other liabilities	(6,628)	(4,806)
Income taxes	8,469	43,946
Other non-current assets and liabilities	(7,133)	(6,183)

Net cash provided by operating activities	31,707	188,244

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(737,773)	—
Purchases of property, plant and equipment	(24,241)	(20,204)
Proceeds from sale of property, plant and equipment	751	2,780
Purchases of software and other long-lived assets	(5,391)	(2,146)
Purchases of demonstration and bundled equipment	(6,328)	(7,714)

Net cash used in investing activities	(772,982)	(27,284)

Cash flows from financing activities:
Short-term debt borrowings (repayments), net	51,000	(28,300)
Repayment of long-term debt	(2,250)	(167,678)
Financing related costs	(15,386)	(10,401)
Proceeds from issuance of long-term debt	695,500	500,000
Proceeds from issuance of common stock	18,651	34,642
Repurchase and retirement of common stock	—	(500,000)
Purchase of treasury stock	(64)	—
Excess tax benefits from share-based compensation	—	5,729

Net cash provided by (used in) financing activities	747,451	(166,008)
Effect of exchange rates on cash and equivalents	(4,149)	2,999

Net increase (decrease) in cash and equivalents	2,027	(2,049)
Cash and equivalents at beginning of period	34,522	40,826

Cash and equivalents at end of period	$36,549	$38,777

See accompanying notes to unaudited consolidated financial statements.

Advanced Medical Optics, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting only of normal, recurring adjustments) for a fair statement of the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited consolidated financial statements of Advanced Medical Optics, Inc. (the “Company” or “AMO”) for the year ended December 31, 2006. The results of operations for the three and nine months ended September 28, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

All material intercompany balances have been eliminated.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

As of the adoption date, the Company had unrecognized tax benefits of $30.1 million of which $20.2 million, if recognized, would affect the effective tax rate. As of September 28, 2007, the Company had unrecognized tax benefits of $37.5 million of which $24.1 million, if recognized, would affect the effective tax rate. The difference primarily relates to timing differences and amounts arising from business combinations which, if recognized, would be recorded to goodwill.

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

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of the date of adoption, the Company had a liability for interest and penalties of $1.4 million (net of tax). As of September 28, 2007, the Company had a liability for interest and penalties of $2.1 million (net of tax).

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

(“IntraLase”), the Company completed its acquisition of IntraLase (the “IntraLase acquisition”), for total consideration of approximately $821 million in cash. IntraLase designs, develops and manufactures an ultra-fast laser for refractive and corneal surgery that creates more precise corneal incisions for laser vision correction in the first step of LASIK surgery.

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

The results of operations of IntraLase have been included in the accompanying consolidated statements of operations from the acquisition date. The total purchase price of the IntraLase acquisition was as follows (in thousands):

Cash consideration to IntraLase stockholders	$741,652
Cash payment for vested IntraLase stock options	71,166
Estimated direct transaction fees and expenses	8,646

Total purchase price	$821,464

The above purchase price has been allocated based on the fair values of assets acquired and liabilities assumed.

The purchase price has been allocated as follows (in thousands):

Cash and marketable securities	$97,715
Inventories (includes $7,655 step-up to fair value)	24,624
Accounts receivable, net	28,269
Other current assets	13,850
Property, plant and equipment	14,642
Other non-current assets	9,933
Intangible assets	224,200
In-process research and development	85,400
Goodwill	411,212
Accounts payable	(11,437)
Other liabilities	(41,132)
Non-current deferred tax liability, primarily related to intangible assets	(35,812)

Net assets acquired	$821,464

The purchase price allocation is preliminary, pending completion of the valuation of acquired intangible assets and in-process research and development, resolution of outstanding legal matters and filing of final income tax returns. The final valuation will be based on the actual net assets of IntraLase that existed as of the date of the completion of the acquisition. The final valuation may change the allocation of the purchase price, which could affect the fair value assigned to the assets and liabilities and could result in a change to the unaudited pro forma information presented below. Of the $224.2 million of acquired intangible assets, $170.2 million was assigned to developed technology rights that have a weighted-average useful life of approximately 7 years, $10.1 million was assigned to customer relationships with a useful life of 5 years and $43.9 million was assigned to the IntraLase tradename with an indefinite useful life. The amounts assigned to intangible assets were based on management’s preliminary estimate of the fair value.

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

The estimates of expected useful lives were based on guidance from SFAS No. 141 and take into consideration the effects of competition, regulatory changes and possible obsolescence. The useful lives of technology rights were based on the number of years in which net cash flows have been projected. The useful lives of customer relationships were estimated based upon the length of the contracts currently in place, probability based estimates of contract renewals in the future and natural growth and diversification of other potential customers, which were considered insignificant. Management considers the IntraLase trade name to be a leading name in laser vision correction procedures. Management intends to maintain and continue to market existing and new products under the IntraLase trade name. As management intends to continue to use the IntraLase trade name indefinitely, an indefinite life was assigned.

Assumptions used in forecasting cash flows for each of the identified intangible assets included consideration of the following:

•	IntraLase historical operating margins

•	Number of procedures and devices IntraLase has developed and were approved by the FDA

•	IntraLase market share

•	Contractual and non-contractual relationships with large groups of surgeons and

•	Patents and exclusive licenses held.

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

•	Other ancillary femtosecond laser products and procedures are forecast to be approved for sale in the U.S. in 2008.

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

The following unaudited pro forma information assumes the IntraLase acquisition occurred at the beginning of each period presented below. These unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the IntraLase acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for three and nine months ended September 28, 2007 and September 29, 2006 were as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net sales	$273,194	$290,895	$825,584	$848,398
Net (loss) earnings (1) (2)	(81,770)	23,588	(192,817)	2,209
(Loss) earnings per share:
Basic	$(1.36)	$0.40	$(3.22)	$0.03
Diluted	$(1.36)	$0.38	$(3.22)	$0.03

(1)	The unaudited pro forma information for the three months ended September 28, 2007 includes the following non-recurring charges related to the IntraLase Acquisition: an $85.4 million in-process research and development charge and a $7.7 million inventory step-up charge. The unaudited pro forma information for the three months ended September 28, 2007 also reflects a $37.2 million decrease reflecting the pro forma tax effect of the adjustments at an estimated combined effective tax rate of 40%. The unaudited pro forma information for the nine months ended September 28, 2007 reflects a $6.8 million increase in amortization related to management’s estimate of the fair value of intangible assets acquired as the result of the IntraLase Acquisition, a $14.8 million increase in interest expense resulting from additional borrowings incurred to fund the cash portion of the IntraLase Acquisition and related costs and amortization of deferred financing costs, a $1.4 million decrease representing the elimination of IntraLase’s interest income relating to the marketable securities which were liquidated, and an $9.2 million decrease reflecting the pro forma tax effect of the adjustments at an estimated combined effective tax rate of 40%.
(2)	The unaudited pro forma information for the three and nine months ended September 29, 2006 includes the following non-recurring charges related to the IntraLase Acquisition: an $85.4 million in-process research and development charge and a $7.7 million inventory step-up charge. The unaudited pro forma information for the three and nine months ended September 29, 2006 also reflect a $6.8 million increase and a $20.3 million increase in amortization related to management’s estimate of the fair value of intangible assets acquired as the result of the IntraLase Acquisition, respectively, a $14.8 million increase and a $44.3 million increase in interest expense resulting from additional borrowings incurred to fund the cash portion of the IntraLase Acquisition and related costs and amortization of deferred financing costs, respectively, a $1.3 million decrease and a $3.4 million decrease representing the elimination of IntraLase’s interest income relating to the marketable securities which were liquidated, respectively, and a $46.3 million decrease and a $64.4 million decrease reflecting the pro forma tax effect of the adjustments at an estimated combined effective tax rate of 40%.

WaveFront Sciences, Inc. (WFSI)

In January 2007, the Company acquired WFSI, an optical medical device research and development company, for approximately $14 million, excluding future contingent consideration discussed below. The purchase price included $1.6 million of IPR&D which was expensed in the quarter ended March 30, 2007, as it represented the fair value of projects that had not reached technological feasibility and had no alternative future use at the date of acquisition. The purchase agreement provides for additional future payments of approximately $6 million that are contingent on successful achievement of certain milestones, $1.0 million of which has been paid through September 28, 2007. The acquisition of WFSI was not material to the historical consolidated financial position, results of operations or cash flows of the Company.

Note 3: Common Stock

AMO has two incentive compensation plans (“ICPs”) that provide for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company has two Employee Stock Purchase Plans (“ESPP”) for United States and international employees, respectively, which allow employees to purchase AMO common stock.

Share-Based Compensation Expense

Total share-based compensation expense included in the unaudited consolidated statements of operations for the three and nine months ended September 28, 2007 and September 29, 2006 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Cost of sales	$607	$552	$1,771	$1,709

Operating Expenses—Research and development	849	542	2,148	1,599
Selling, general and administrative	4,209	3,426	11,585	11,474

	5,058	3,968	13,733	13,073

Pre-tax expense	5,665	4,520	15,504	14,782
Income tax benefit	(1,878)	(1,479)	(4,960)	(4,866)

After tax expense	$3,787	$3,041	$10,544	$9,916

Stock Options

Stock options granted to employees are exercisable at a price equal to the fair market value of the common stock on the date of the grant and generally vest at a rate of 25% per year beginning twelve months after the date of grant. Grants under these plans expire ten years from the date of grant.

The Company issues new shares to satisfy option exercises.

The following is a summary of stock option activity (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	7,628	$25.16
Granted	907	41.79
Exercised	(901)	17.70
Forfeitures, cancellations and expirations	(87)	38.62

Outstanding at September 28, 2007	7,547	$27.89	6.10	$54,857

Vested and expected to vest at September 28, 2007	7,283	$27.42	6.02	$54,852

Exercisable at September 28, 2007	5,300	$22.44	5.07	$54,818

Note 4: Product Rationalization and Business Repositioning Plan and Product Recalls

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

In the three months ended September 29, 2006, the Company incurred $4.0 million of pre-tax charges, which included $4.5 million for inventory, manufacturing related and other charges included in cost of sales and a net credit of $0.5 million included in operating expenses. The net credit included in operating expenses comprised severance, relocation and other one-time termination benefits of $0.2 million and productivity and brand repositioning costs of $6.5 million, offset by net asset disposal gains of $4.9 million and a net credit from settlement of a contractual obligation of $2.3 million. In the nine months ended September 29, 2006, the Company incurred $61.5 million of pre-tax charges, which included $15.1 million for inventory, manufacturing related and other charges included in cost of sales and $46.4 million included in operating expenses. Charges included in operating expenses comprised productivity and brand repositioning costs of $37.6 million and severance, relocation and other one-time termination benefits of $13.7 million, offset by net asset disposal gains of $2.8 million and a net credit from settlement of contractual obligations of $2.1 million.

Business repositioning charges and related activity in the accrual balances during the nine months ended September 28, 2007 were as follows (in thousands):

Business Repositioning Costs:	Balance at December 31, 2006	Costs Incurred	Cash Payments	Balance at September 28, 2007
Severance, relocation and related costs	$11,399	$—	$(9,797)	$1,602
Contractual obligations	248	—	(248)	—
Productivity initiatives and brand repositioning costs	1,188	—	(447)	741

	$12,835	$—	$(10,492)	$2,343

Product Recall

In May 2007, the Company initiated a global recall of the MoisturePlus multipurpose formulation (“MoisturePlus Recall”) after being informed by the U.S. Food and Drug Administration of a higher association with Acanthamoeba keratitis. The recall negatively impacted sales in the third quarter of 2007 due to sales returns of $6.3 million. The Company incurred approximately $24.8 million in recall-related costs, of which approximately $15.4 million was recorded in cost of goods sold, $9.3 million was recorded in selling, general and administrative expenses and $0.1 million was recorded in research and development. During the nine months ended September 28, 2007, sales returns from the recall were $37.7 million. The Company incurred approximately $51.8 million in recall-related costs, of which approximately $34.9 million was recorded in cost of goods sold, $16.8 million was recorded in selling, general and administrative expenses and $0.1 million was recorded in research and development.

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

Note 5: Composition of Certain Financial Statement Captions

Inventories:

(In thousands)	September 28, 2007	December 31, 2006
Finished goods, including consignment inventory of $8,089 and $9,740 in 2007 and 2006, respectively	$82,919	$83,358
Work in process	21,089	13,538
Raw materials	51,523	30,636

	$155,531	$127,532

Intangible assets, net

(In thousands)	Useful Life (Years)	September 28, 2007		December 31, 2006
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable Intangible Assets:
Patent	17	$422	$(19)	$—	$—
Licensing	3 — 5	4,590	(4,340)	4,590	(4,243)
Technology rights	5 — 19	549,101	(102,491)	364,219	(61,997)
Trademarks	13.5	17,981	(4,763)	16,933	(3,545)
Customer relationships	5 — 10	32,680	(11,477)	22,400	(7,093)

		604,774	(123,090)	408,142	(76,878)
Nonamortizable Tradename (VISX)	Indefinite	140,400	—	140,400	—
Nonamortizable Tradename (IntraLase)	Indefinite	43,900	—	—	—

		$789,074	$(123,090)	$548,542	$(76,878)

The amortizable intangible assets balance increased due to the impact of foreign currency fluctuation and acquisitions of WFSI and IntraLase. Intangible assets increased by $6.5 million and $224.2 million as a result of the acquisitions of WFSI and IntraLase, respectively. Amortization expense was $17.4 million and $44.3 million for the three and nine months ended September 28, 2007, respectively, and $9.7 million and $29.6 million for the three and nine months ended September 29, 2006, respectively, and is recorded in selling, general and administrative in the accompanying unaudited consolidated statements of operations. Amortization expense is expected to be $61.3 million in 2007, $68.1 million in 2008, $67.9 million in 2009, $65.3 million in 2010 and $63.4 million in 2011. Actual amortization expense may vary due to the impact of foreign currency fluctuations.

Goodwill

(In thousands)	Balance at December 31, 2006	Excess Tax Benefits Adjustments	Foreign Currency Adjustments	WaveFront Acquisition	IntraLase Acquisition	FIN 48 Adjustments	Balance at September 28, 2007
Goodwill:
Eye Care	$28,540	$—	$925	$—	$—	$—	$29,465
Cataract/Implant	349,347	—	16,549	—	—	—	365,896
Laser Vision Correction (LVC)	470,822	(2,030)	—	8,269	411,212	(1,400)	886,873

	$848,709	$(2,030)	$17,474	$8,269	$411,212	$(1,400)	$1,282,234

The change in goodwill during the nine months ended September 28, 2007 included an adjustment of LVC goodwill of $2.0 million as a result of excess tax benefits from the exercise of converted VISX stock options that were fully vested at the acquisition date and an increase of $17.5 million from foreign currency fluctuations in the Eye Care and Cataract/Implant segments. On April 2, 2007, the Company recorded $411.2 million of goodwill from the acquisition of IntraLase, which is included in the LVC segment. In addition, the Company recorded $8.3 million from the acquisition of WFSI, also included in the LVC segment. As a result of the adoption of FIN 48, the Company decreased goodwill by $1.4 million as a result of a reduction in the liability for unrecognized tax benefits accounted for in connection with the VISX acquisition. The Company performed its annual impairment test of goodwill during the second quarter of 2007 and determined there was no impairment.

Note 6: Debt

(In thousands)	Average Rate of Interest	September 28, 2007	December 31, 2006
Convertible Senior Subordinated Notes due 2024 (“2 1/2 % Notes”), with put dates of January 15, 2010, July 15, 2014 and July 15, 2019	2.500%	$246,105	$246,105
Convertible Senior Subordinated Notes due 2025 (“1.375% Notes”), with put dates of July 1, 2011, July 1, 2016 and July 1, 2021	1.375%	105,000	105,000
Convertible Senior Subordinated Notes due 2026 (“3.25% Notes”), with put dates of August 1, 2014, August 1, 2017 and August 1, 2021	3.250%	500,000	500,000
Senior Subordinated Notes due 2017 (“7 1/2% Notes”), with put dates of May 1, 2010 and May 1, 2012	7.500%	250,000	—
Term Loan due 2014 (“Term Loan”)	7.250%	447,750	—
Senior revolving credit facility	7.580%	46,500	155,000

		1,595,355	1,006,105
Less current portion		51,000	155,000

Total long-term debt		$1,544,355	$851,105

In April 2007, the Company issued $250 million of 7  1/2% Senior Subordinated Notes due May 1, 2017 (the “7  1/2 Notes”). Interest on the 7  1/2% Notes is payable on May 1 and November 1 of each year, commencing on November 1, 2007. The 7  1/2% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2012 at various redemption prices, together with accrued and unpaid interest and additional interest, if any, to the redemption date. In addition, at any time on or before May 1, 2010, the Company may, at its option and subject to certain requirements, use the cash proceeds from one or more qualified equity offerings by the Company to redeem up to 35% of the aggregate principal amount of the 7  1/2% Notes issued under the Indenture at a redemption price equal to 107.5% of the principal amount, together with accrued and unpaid interest, if any, thereon to the redemption date.

All of the convertible notes issued by the Company may be converted, at the option of the holders, on or prior to the final maturity date under certain circumstances, none of which had occurred as of September 28, 2007. Upon conversion of the convertible notes, the Company will satisfy in cash the conversion obligation with respect to the principal amount of the convertible notes, with any remaining amount of the conversion obligation to be satisfied in shares of common stock. As a result of this election, the Company also is required to satisfy in cash its obligations to repurchase any convertible notes that holders may put to the Company on the respective dates noted in the table above.

On April 2, 2007, the Company replaced its existing $300 million senior revolving credit facility with a new senior credit facility. This new facility consists of a $300 million revolving line of credit maturing April 2, 2013 and a $450 million term loan maturing on April 2, 2014.

At September 28, 2007, approximately $8.5 million of the Company’s new credit facility was reserved to support letters of credit issued on the Company’s behalf for normal operating purposes and the Company has approximately $245.0 million undrawn and available revolving loan commitments.

Borrowings under the new credit facility, if any, bear interest at current market rates plus a margin based upon the Company’s ratio of debt to EBITDA, as defined. The incremental interest margin on borrowings under the new credit facility decreases as the Company’s ratio of debt to EBITDA decreases to specified levels. Under the new credit facility, certain transactions may trigger mandatory prepayment of borrowings, if any. Such transactions may include equity or debt offerings, certain asset sales and extraordinary receipts. The Company pays a quarterly fee (1.95% per annum at September 28, 2007) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.50% per annum at September 28, 2007) on the average unused portion of the new credit facility.

The new credit facility provides that the Company maintain certain financial and operating covenants which include, among other provisions, maintaining specific total leverage and interest coverage ratios. On October 5, 2007, the Company entered into the First Amendment to Credit Agreement (the “Amendment”), by and among the Company, the Guarantors party thereto, certain of the Revolving Credit Lenders party to the Credit Agreement referred to below and Bank of America, N.A., as Administrative Agent on behalf of itself and the Lenders, which amended the Credit Agreement dated as of April 2, 2007 (the “Credit Agreement”) among the Company, the Guarantors, the lenders from time to time party thereto, UBS Securities LLC, as syndication agent, Goldman Sachs Credit Partners L.P., as documentation agent, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. The Amendment adjusts the ratio of debt to EBITDA required as of certain quarterly determination dates during the term of the Credit Agreement. The Amendment further provides that certain charges relating to the MoisturePlus Recall may be added back to EBITDA for quarterly periods through and including the fiscal quarter ending December 31, 2007 for purposes of calculating compliance with the maintenance financial covenants set forth in the Credit Agreement.

Certain covenants under the new credit facility may limit the incurrence of additional indebtedness. The new credit facility prohibits dividend payments. The Company was in compliance with these covenants at September 28, 2007. The new credit facility is collateralized by a first priority perfected lien on, and pledge of, all of the combined Company’s present and future property and assets (subject to certain exclusions), 100% of the stock of the domestic subsidiaries, 66% of the stock of foreign subsidiaries and all present and future intercompany debts.

As of September 28, 2007, the aggregate maturities of total long-term debt are due as follows: $1.1 million in 2008, $4.5 million in 2009, $4.5 million in 2010, $4.5 million in 2011 and $1,529.7 million thereafter.

Guarantor Subsidiaries

In connection with the issuance of the 7  1/2% Notes, certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) jointly, fully, severally and unconditionally guaranteed such 7  1/2% Notes. The following presents the condensed consolidating financial information separately for:

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

Condensed Consolidating Balance Sheet – September 28, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Cash and equivalents	$922	$2,620	$33,007	$—	$36,549
Trade receivables, net	2,591	89,229	148,929	—	240,749
Inventories	4,825	137,394	104,098	(90,786)	155,531
Other current assets	72,715	278,087	49,750	(306,007)	94,545

Total current assets	81,053	507,330	335,784	(396,793)	527,374
Property, plant and equipment, net	14,119	19,167	128,707	—	161,993
Goodwill and intangibles, net	29,673	1,439,976	522,366	(43,797)	1,948,218
Other assets	78,496	37,342	47,478	(49,994)	113,322
Investment in subsidiaries	2,475,528	1,175,411	2,264,518	(5,915,457)	—

Total assets	$2,678,869	$3,179,226	$3,298,853	$(6,406,041)	$2,750,907

Liabilities and stockholders’ equity:
Short-term borrowings	$51,000	$—	$—	$—	$51,000
Accounts payable and other current liabilities	279,528	76,093	260,640	(341,215)	275,046

Total current liabilities	330,528	76,093	260,640	(341,215)	326,046
Long-term debt, net of current portion	1,544,355	—	—	—	1,544,355
Other liabilities	199,455	46,985	78,838	(49,303)	275,975

Total liabilities	2,074,338	123,078	339,478	(390,518)	2,146,376
Total stockholders’ equity	604,531	3,056,148	2,959,375	(6,015,523)	604,531

Total liabilities and stockholders’ equity	$2,678,869	$3,179,226	$3,298,853	$(6,406,041)	$2,750,907

Condensed Consolidating Balance Sheet – December 31, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Cash and equivalents	$344	$1,187	$32,991	$—	$34,522
Trade receivables, net	723	77,906	153,779	—	232,408
Inventories	10,166	106,976	101,498	(91,108)	127,532
Other current assets	70,163	256,612	37,543	(280,637)	83,681

Total current assets	81,396	442,681	325,811	(371,745)	478,143
Property, plant and equipment, net	15,212	2,620	114,924	—	132,756
Goodwill and intangibles, net	29,673	828,849	501,851	(40,000)	1,320,373
Other assets	29,874	20,870	32,572	(691)	82,625
Investment in subsidiaries	1,638,781	1,203,100	2,162,731	(5,004,612)	—

Total assets	$1,794,936	$2,498,120	$3,137,889	$(5,417,048)	$2,013,897

Liabilities and stockholders’ equity:
Accounts payable and other current liabilities	$58,715	$206,799	$263,012	$(311,073)	$217,453

Total current liabilities	58,715	206,799	263,012	(311,073)	217,453
Long-term debt, net of current portion	851,105	—	—	—	851,105
Other liabilities	169,125	783	59,440	—	229,348

Total liabilities	1,078,945	207,582	322,452	(311,073)	1,297,906
Total stockholders’ equity	715,991	2,290,538	2,815,437	(5,105,975)	715,991

Total liabilities and stockholders’ equity	$1,794,936	$2,498,120	$3,137,889	$(5,417,048)	$2,013,897

Condensed Consolidating Statement of Operations – Three months ended September 28, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$64,660	$187,402	$208,564	$(187,432)	$273,194
Operating costs and expenses:
Cost of sales	54,244	112,293	139,508	(185,015)	121,030
Selling, general and administrative	21,093	52,240	66,224	(1,641)	137,916
Research and development	5,439	7,467	8,069	—	20,975

Operating (loss) income	(16,116)	15,402	(5,237)	(776)	(6,727)
Non-operating expense (income), net	51,512	(26,875)	(405)	306	24,538
Equity in (earnings) losses of subsidiaries	(26,305)	5,469	—	20,836	—

(Loss) earnings before income taxes	(41,323)	36,808	(4,832)	(21,918)	(31,265)
(Benefit) provision for income taxes	(15,386)	10,900	(842)	—	(5,328)

Net (loss) earnings	$(25,937)	$25,908	$(3,990)	$(21,918)	$(25,937)

Condensed Consolidating Statement of Operations – Three months ended September 29, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$69,821	$151,583	$236,323	$(199,125)	$258,602
Operating costs and expenses:
Cost of sales	42,801	95,085	148,647	(191,059)	95,474
Selling, general and administrative	17,965	33,240	47,856	(2,764)	96,297
Research and development	2,492	4,422	9,191	—	16,105
Business repositioning	(4,144)	3,062	535	—	(547)
Net gain on legal contingencies	(97,756)	—	(5,140)	—	(102,896)

Operating income	108,463	15,774	35,234	(5,302)	154,169
Non-operating (income) expense, net	(3,104)	(961)	(16,742)	32,844	12,037
Equity in losses (earnings) of subsidiaries	4,476	(44,225)	—	39,749	—

Earnings before income taxes	107,091	60,960	51,976	(77,895)	142,132
Provision for income taxes	19,937	28,288	6,753	—	54,978

Net earnings	$87,154	$32,672	$45,223	$(77,895)	$87,154

Condensed Consolidating Statement of Operations – Nine months ended September 28, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$175,504	$530,909	$595,360	$(515,509)	$786,264
Operating costs and expenses:
Cost of sales	127,167	336,836	397,966	(513,286)	348,683
Selling, general and administrative	61,069	143,989	197,465	(5,387)	397,136
Research and development	14,106	18,072	28,641	—	60,819
In-process research & development	—	86,980	—	—	86,980

Operating loss	(26,838)	(54,968)	(28,712)	3,164	(107,354)
Non-operating expense (income), net	81,790	(75,951)	47,765	2,180	55,784
Equity in losses of subsidiaries	128,007	94,614	—	(222,621)	—

Loss before income taxes	(236,635)	(73,631)	(76,477)	223,605	(163,138)
(Benefit) provision for income taxes	(56,013)	55,150	18,347	—	17,484

Net loss	$(180,622)	$(128,781)	$(94,824)	$223,605	$(180,622)

Condensed Consolidating Statement of Operations – Nine months ended September 29, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$216,493	$462,999	$670,824	$(596,445)	$753,871
Operating costs and expenses:
Cost of sales	142,825	278,054	437,703	(583,900)	274,682
Selling, general and administrative	60,337	98,836	139,847	(7,895)	291,125
Research and development	8,966	13,188	27,489	—	49,643
Business repositioning	11,245	9,474	25,708	—	46,427
Net gain on legal contingencies	(91,756)	—	(5,140)	—	(96,896)

Operating income	84,876	63,447	45,217	(4,650)	188,890
Non-operating expense (income), net	390	(2,805)	(4,446)	51,681	44,820
Equity in earnings of subsidiaries	(21,659)	(52,282)	—	73,941	—

Earnings before income taxes	106,145	118,534	49,663	(130,272)	144,070
Provision for income taxes	19,065	30,486	7,439	—	56,990

Net earnings	$87,080	$88,048	$42,224	$(130,272)	$87,080

Condensed Consolidating Statement of Cash Flows – Nine months ended September 28, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$95,274	$(23,214)	$(40,353)	$—	$31,707
Cash flows from investing activities:
Capital contribution	(838,742)	(66,925)	—	905,667	—
Acquisition of business, net of cash acquired	—	(737,773)	—	—	(737,773)
Purchases of property, plant and equipment	(1,200)	(4,827)	(18,214)	—	(24,241)
Proceeds from sale of property, plant and equipment	—	2	749	—	751
Purchases of software and other long-lived assets	(2,204)	(3,149)	(38)	—	(5,391)
Purchases of demonstration and bundled equipment	—	(1,424)	(4,904)	—	(6,328)

Net cash used in investing activities	(842,146)	(814,096)	(22,407)	905,667	(772,982)
Cash flows from financing activities:
Capital contribution	—	838,742	66,925	(905,667)	—
Short-term borrowings, net	51,000	—	—	—	51,000
Repayment of long-term debt	(2,250)	—	—	—	(2,250)
Financing related cost	(15,386)	—	—	—	(15,386)
Proceeds from issuance of long-term debt	695,500	—	—	—	695,500
Proceeds from issuance of common stock	18,651	—	—	—	18,651
Repurchase of treasury stock	(64)	—	—	—	(64)

Net cash provided by financing activities	747,451	838,742	66,925	(905,667)	747,451
Effect of exchange rates on cash and equivalents	—	—	(4,149)	—	(4,149)

Net increase in cash and equivalents	579	1,432	16	—	2,027
Cash and equivalents at beginning of period	344	1,187	32,991	—	34,522

Cash and equivalents at end of period	$923	$2,619	$33,007	$—	$36,549

Condensed Consolidating Statement of Cash Flows – Nine months ended September 29, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$151,737	$211,203	$(174,696)	$—	$188,244
Cash flows from investing activities:
Capital contribution	—	(1,400)	—	1,400	—
Purchases of property, plant and equipment	(990)	(381)	(18,833)	—	(20,204)
Proceeds from sale of property, plant and equipment	—	—	2,780	—	2,780
Purchases of software and other long-lived assets	(1,971)	(172)	(3)	—	(2,146)
Purchases of demonstration and bundled equipment	—	(1,627)	(6,087)	—	(7,714)

Net cash used in investing activities	(2,961)	(3,580)	(22,143)	1,400	(27,284)
Cash flows from financing activities:
Capital contribution	—	—	1,400	(1,400)	—
Short-term borrowings, net	(18,300)	—	(10,000)	—	(28,300)
Repayment of long-term debt	(167,678)	—	—	—	(167,678)
Proceeds from issuance of long-term debt	500,000	—	—	—	500,000
Financing related cost	(10,401)	—	—	—	(10,401)
Proceeds from issuance of common stock	34,642	—	—	—	34,642
Repurchase and retirement of common stock	(500,000)	—	—	—	(500,000)
Excess tax benefit from stock-based compensation	5,729	—	—	—	5,729

Net cash used in financing activities	(156,008)	—	(8,600)	(1,400)	(166,008)
Effect of exchange rates on cash and equivalents	—	—	2,999	—	2,999

Net (decrease) increase in cash and equivalents	(7,232)	207,623	(202,440)	—	(2,049)
Cash and equivalents at beginning of period	7,878	(206,599)	239,547	—	40,826

Cash and equivalents at end of period	$646	$1,024	$37,107	$—	$38,777

Note 7: Related Party Transaction

During the second quarter of 2007, an interest-free relocation loan of $0.5 million was repaid by the chief executive officer. This relocation loan was evidenced by a promissory note dated July 3, 2002, prior to the adoption of the Sarbanes-Oxley Act of 2002.

Note 8: Earnings (Loss) Per Share

Basic earnings (loss) per share and diluted loss per share are calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by adjusting net loss and the weighted average outstanding shares, assuming the conversion of all potentially dilutive convertible securities, stock options and stock purchase plan awards.

The three and nine months ended September 28, 2007 exclude the aggregate dilutive effect of approximately 1.9 million and 2.2 million shares, respectively, for stock options, ESPP and unvested restricted stock as the effect would be antidilutive due to the net loss in each of these periods. During the three and nine months ended September 29, 2006, there were 13,900 and 5,000 antidilutive stock options excluded from the computation of diluted shares outstanding. There were no potentially diluted common shares associated with the 2  1/2% Notes, 1.375% Notes and the 3.25% Notes as the Company’s quarter-end stock price was less than the conversion prices of the notes.

Note 9: Other Comprehensive Income (Loss)

The following tables summarize the components of comprehensive income (loss) (in thousands):

	Three Months Ended
	September 28, 2007			September 29, 2006
	Before-tax amount	Income tax	Net-of-tax amount	Before-tax amount	Income Tax	Net-of-tax amount
Foreign currency translation adjustments	$30,378	$—	$30,378	$(9,497)	$—	$(9,497)
Net (loss) earnings			(25,937)			87,154

Total comprehensive income			$4,441			$77,657

	Nine Months Ended
	September 28, 2007			September 29, 2006
	Before-tax amount	Income tax	Net-of-tax amount	Before-tax amount	Income Tax	Net-of-tax amount
Foreign currency translation adjustments	$36,822	$—	$36,822	$35,106	$—	$35,106
Net (loss) earnings			(180,622)			87,080

Total comprehensive (loss) income			$(143,800)			$122,186

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

Business Segments

	Net Sales		Operating Income (Loss)
	Three Months Ended		Three Months Ended
(In thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Operating segments:
Cataract/Implant	$131,715	$125,207	$70,277	$61,758
Laser Vision Correction	99,322	50,827	59,723	31,674
Eye Care	42,157	82,568	715	41,610

Total segments	273,194	258,602	130,715	135,042
Manufacturing operations	—	—	(24,280)	(4,372)
Research and development	—	—	(20,975)	(15,550)
Business repositioning	—	—	—	(3,994)
Global supply chain	—	—	(14,610)	(16,648)
General corporate	—	—	(77,577)	59,691

Total	$273,194	$258,602	$(6,727)	$154,169

	Net Sales		Operating Income (Loss)
	Nine Months Ended		Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Operating segments:
Cataract/Implant	$399,713	$380,072	$216,684	$185,015
Laser Vision Correction	266,047	165,183	159,616	111,699
Eye Care	120,504	208,616	(4,448)	91,174

Total segments	786,264	753,871	371,852	387,888
Manufacturing operations	—	—	(49,084)	(6,245)
Research and development	—	—	(60,819)	(48,511)
In-process research and development	—	—	(86,980)	—
Business repositioning	—	—	—	(61,481)
Global supply chain	—	—	(57,107)	(46,430)
General corporate	—	—	(225,216)	(36,331)

Total	$786,264	$753,871	$(107,354)	$188,890

Geographic Area Information

	Net Sales
	Three Months Ended		Nine months Ended
(In thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
United States:
Cataract/Implant	$45,215	$45,984	$132,312	$128,401
Laser Vision Correction	61,306	37,890	179,516	128,549
Eye Care	8,991	22,040	31,347	61,118

Total United States	115,512	105,914	343,175	318,068
Americas, excluding United States:
Cataract/Implant	9,888	7,646	29,357	24,726
Laser Vision Correction	4,767	2,355	11,558	6,821
Eye Care	(77)	3,477	2,815	9,502

Total Americas, excluding United States	14,578	13,478	43,730	41,049
Europe/Africa/Middle East:
Cataract/Implant	45,544	41,607	151,079	138,507
Laser Vision Correction	15,060	4,264	37,925	12,244
Eye Care	14,224	22,382	44,930	58,082

Total Europe/Africa/Middle East	74,828	68,253	233,934	208,833
Japan:
Cataract/Implant	17,518	18,226	48,018	50,940
Laser Vision Correction	9,072	1,153	16,614	2,964
Eye Care	14,562	21,678	34,863	49,463

Total Japan	41,152	41,057	99,495	103,367
Asia Pacific:
Cataract/Implant	13,550	11,744	38,947	37,498
Laser Vision Correction	9,117	5,165	20,434	14,605
Eye Care	4,457	12,991	6,549	30,451

Total Asia Pacific	27,124	29,900	65,930	82,554

Total	$273,194	$258,602	$786,264	$753,871

The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 42.3% and 43.6% of total net sales for the three and nine months ended September 28, 2007, respectively, and 41.0% and 42.2% of total net sales for the three and nine months ended September 29, 2006, respectively. Additionally, sales in Japan represented 15.1% and 12.7% of total net sales for the three and nine months ended September 28, 2007, respectively, and 15.9% and 13.7% of total net sales for the three and nine months ended September 29, 2006, respectively. No other country, or single customer, generated over 10% of total net sales in the periods presented.

Note 11: Commitments and Contingencies

On August 24, 2007 and September 13, 2007, two purported class action complaints were filed by Scott Kairalla and Barry Galison, respectively, in the U.S. District Court of the Central District of California on behalf of purchasers of Company securities between January 4 and May 25, 2007 (the “Actions”). The Actions allege claims under the Securities Exchange Act of 1934 against the Company and certain of its officers and directors. The Actions allege that the Company made material misrepresentations concerning its Complete MoisturePlus product.

The Company does not believe that the Actions have merit and intends to defend them vigorously. The Company may incur substantial expenses in defending against the Actions. In the event of a determination adverse to the Company or its officers and directors, the Company may incur substantial monetary liability which could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Note 12: Pension Benefit Plans

The Company sponsors defined benefit pension plans in Japan and in certain European countries. Components of net periodic benefit cost under these plans were (in thousands):

	Three Months Ended		Nine months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Service cost	$551	$569	$1,653	$1,707
Interest cost	174	137	522	411
Expected return on plan assets	(80)	(61)	(240)	(183)
Amortization of prior service cost	11	15	33	45
Amortization of net actuarial loss	26	10	78	30

Net periodic benefit cost	$682	$670	$2,046	$2,010

ADVANCED MEDICAL OPTICS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended September 28, 2007

The following discussion and analysis presents the factors that had a material effect on AMO’s cash flows and results of operations during the three and nine months ended September 28, 2007, and the Company’s financial position at that date. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Certain Factors and Trends Affecting AMO and Its Businesses.” The following discussion should be read in conjunction with the 2006 Form 10-K and the unaudited consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

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

IntraLase Acquisition

On April 2, 2007, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 5, 2007, by and among AMO, Ironman Merger Corporation, a wholly owned subsidiary of AMO, and IntraLase Corp. (“IntraLase”), we completed the acquisition of IntraLase (the “IntraLase acquisition”), for total consideration of approximately $821 million in cash. IntraLase designs, develops and manufactures an ultra-fast laser for refractive and corneal surgery that creates more precise corneal incisions for laser vision correction in the first step of LASIK surgery.

The IntraLase acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. The results of operations of IntraLase have been included in the accompanying consolidated statements of operations from the acquisition date. The impact of purchase accounting resulted in non-cash charges of $85.4 million for in-process research and development and $7.7 million for step-up of inventory to fair value in the second quarter of 2007. We incurred other acquisition and integration related charges of $6.5 million in the second quarter and $5.1 million in the third quarter of 2007.

Eye Care Recall

In May 2007, we initiated a global recall of our MoisturePlus multipurpose formulation (“MoisturePlus Recall”) after being informed by the U.S. Food and Drug Administration of a higher association with Acanthamoeba keratitis. We re-entered the multipurpose market with an existing formulation and began shipping in August 2007. The recall negatively impacted sales in the third quarter due to returns of $6.3 million. We incurred approximately $24.8 million in recall-related costs, of which approximately $15.4 million was recorded in cost of goods sold, $9.3 million was recorded in selling, general and administrative expenses and $0.1 million was recorded in research and development. During the nine months ended September 28, 2007, sales returns from the recall were $37.7 million. We incurred approximately $51.8 million in recall-related costs, of which approximately $34.9 million was recorded in cost of goods sold, $16.8 million was recorded in selling, general and administrative expenses and $0.1 million was recorded in research and development.

In the fourth quarter of 2007, we expect to incur approximately $18 million in costs in connection with the MoisturePlus Recall. These costs are due to manufacturing start-up related expenses and unabsorbed overhead as production continues to ramp up in the fourth quarter of 2007, ongoing incremental administrative costs and spending on marketing programs to re-launch products and recapture market share.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Actual results could differ from those estimates. Certain of these significant accounting policies are considered to be critical accounting policies as more fully described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Management believes that at September 28, 2007 there has been no material change to this information, with the exception of income taxes as described below.

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

RESULTS OF OPERATIONS

The following tables present net sales and operating income (loss) by operating segment for the three and nine months ended September 28, 2007 and September 29, 2006, respectively:

	Net Sales		Operating Income
	Three Months Ended		Three Months Ended
(In thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Cataract/Implant	$131,715	$125,207	$70,277	$61,758
Laser Vision Correction	99,322	50,827	59,723	31,674
Eye Care	42,157	82,568	715	41,610

Total operating segments	$273,194	$258,602	$130,715	$135,042

	Net Sales		Operating Income (Loss)
	Nine Months Ended		Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Cataract/Implant	$399,713	$380,072	$216,684	$185,015
Laser Vision Correction	266,047	165,183	159,616	111,699
Eye Care	120,504	208,616	(4,448)	91,174

Total operating segments	$786,264	$753,871	$371,852	$387,888

Net sales. Total net sales increased 5.6% and 4.3% in the three and nine months ended September 28, 2007, respectively, compared to the same periods last year. The increases in net sales from the IntraLase acquisition in the three and nine months ended September 28, 2007 and organic growth in the current quarter were offset by the negative impact of the MoisturePlus Recall. Net sales include a favorable foreign currency impact of 2.1% in the three and nine months ended September 28, 2007. Our sales and earnings may be favorably impacted during times of a weakening U.S. dollar. Sales in the U.S. represented 42.3% and 43.6% of total net sales for the three and nine months ended September 28, 2007, respectively. Additionally, sales in Japan represented 15.1% and 12.7% of total net sales in the three and nine months ended September 28, 2007, respectively. No other country, or single customer, generated over 10% of total net sales in the periods presented.

Net sales from our Cataract/Implant business increased by 5.2% in the three and nine months ended September 28, 2007, compared with the same periods last year. The increases in net sales were primarily the result of increased sales of intraocular lenses (IOLs) and phacoemulsification systems, partially offset by a decrease in sales of viscoelastics. In the current quarter, viscoelastics sales were negatively impacted by the lack of a dispersive product in the U.S. Continued reimbursement and competitive pressures in certain European markets and in Japan also negatively impacted viscoelastic products. Total IOL sales increased by 6.5% and 9.3% to $74.3 million and $231.5 million in the three and nine months ended September 28, 2007, respectively, compared with the same periods last year, driven by our proprietary Tecnis aspheric monofocal IOL and our refractive implant portfolio. Monofocal IOL sales increased 7.6% and 8.1% to $61.4 million and $191.3 million in the three and nine months ended September 28, 2007, respectively, compared with the same periods last year, reflecting continued strong growth of the Tecnis IOL franchise. Our refractive IOL sales were relatively flat in the current quarter at $12.8 million compared to a year ago, reflecting continued demand in international markets, while domestic sales slowed. In the nine months ended September 28, 2007, refractive IOL sales increased 15.3% to $40.2 million, compared with the same period last year, reflecting demand for our ReZoom, Tecnis Multifocal, Verisyse and Veriflex IOLs. In the three months ended September 28, 2007, net sales from phacoemulsification systems were up 11.4% to $22.4 million due to surgical pack sales and system sales driven by sales from strong growth in our established phacoemulsification franchise and the recently launched WhiteStar Signature system. Net sales from phacoemulsification systems were relatively flat at $64.2 million in the nine months ended September 28, 2007, compared with the same period last year, due to lower demand earlier in the year ahead of the planned introduction of the new WhiteStar Signature phacoemulsification system in the current quarter, partially offset by growth in surgical pack sales.

Cataract/Implant net sales in the U.S. decreased slightly in the three months ended September 28, 2007 compared with the same period a year ago. Sales in the U.S. increased by 3.1% in the nine months ended September 28, 2007, reflecting strong growth in our Tecnis IOL franchise, partially offset by a decline in viscoelastics. Sales growth in the Other Americas of 29.3% and 18.7% in the three and nine months ended September 28, 2007, respectively, was due to strong demand for our core products, partially offset by decreases in sales of older-technology intraocular lenses and viscoelastics. Sales in Europe/Africa/Middle East increased by 9.5% and 9.1% and in Asia Pacific by 15.4% and 3.9% in the three and nine months ended September 28, 2007, respectively, primarily due to continued strong IOL sales driven by our proprietary Tecnis aspheric monofocal IOL and our refractive implant portfolio. Sales in Japan declined by 3.9% and 5.7% in the three and nine months ended September 28, 2007, respectively, reflecting competitive pricing for acrylic intraocular lenses and decreases in sales of phacoemulsification systems and older-technology intraocular lenses. Net sales in our Cataract/Implant business reflect a favorable foreign currency impact of 3.3% and 3.1% in the three and nine months ended September 28, 2007, respectively, largely from fluctuations of the euro versus the U.S. dollar.

Net sales from our Laser Vision Correction (LVC) business increased by 95.4% and 61.1% to $99.3 million and $266.0 million in the three and nine months ended September 28, 2007, compared with the same periods last year, primarily due to the IntraLase acquisition. Sales of acquired IntraLase products were $43.0 million and $85.1 million in the three and nine months ended September 28, 2007. The increase also reflects higher demand for our CustomVue procedures and strong international system sales. Net sales increased in the U.S. and Other Americas in the three and nine months ended September 28, 2007, compared with the same periods last year, due to the IntraLase acquisition, higher excimer laser procedural volume and a favorable shift toward CustomVue procedures. Net sales increased in Europe/Africa/Middle East, Japan and Asia Pacific, due to the IntraLase acquisition and as a result of our international expansion strategy for the LVC business. The foreign currency impact on LVC sales in the three and nine months ended September 28, 2007 was negligible.

Net sales from our Eye Care business decreased by 48.9% and 42.1% in the three and nine months ended September 28, 2007, respectively, compared with the same periods last year. The sales decreases of $40.4 million and $88.1 million in the current quarter and year to date, respectively, primarily reflect the impact of the MoisturePlus Recall, which includes returns of $6.3 million in the current quarter and $37.7 million year to date. We also saw decreased sales of hydrogen peroxide-based products, principally in Europe and Japan, where the migration to single-bottle cleaning regimens continues. Net sales decreased significantly in every region in the three months and nine months ended September 28, 2007, compared with the same periods last year, primarily as a result of the MoisturePlus Recall. Net sales in our Eye Care business included a favorable foreign currency impact of 0.9% and 1.3% in the three and nine months ended September 28, 2007, largely resulting from fluctuations of the euro versus the U.S. dollar.

Gross margin and gross profit. Our gross margin percentage was 55.7% in the three and nine months ended September 28, 2007, compared with 63.1% and 63.6% in the same periods last year. These decreases were driven primarily by the negative impact of the MoisturePlus Recall, partially offset by the favorable impact of the IntraLase acquisition. Gross profit for the three months ended September 28, 2007 included a $21.7 million negative impact from the MoisturePlus Recall associated with sales returns and product-related costs. Gross profit for the nine months ended September 28, 2007 included a $72.6 million negative impact from the MoisturePlus Recall associated with sales returns and product-related costs. Gross profit for the nine months ended September 28, 2007 also included a $2.3 million negative impact from the China Recall, a $7.7 million non-cash charge for the step-up of inventory to fair value in connection with the IntraLase acquisition and a $4.7 million charge to discontinue the Amadeus microkeratome distributor agreement in the first quarter of 2007. Gross profit for the three months ended September 29, 2006 included approximately $4.5 million, or 1.7 percentage points, for inventory, manufacturing related and other charges incurred in connection with our business repositioning plan. Gross profit for the nine months ended September 29, 2006 included $15.1 million in charges that were incurred in connection with the business repositioning plan.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses increased as a percent of net sales by 13.3 percentage points and by 11.9 percentage points to 50.5% in the three and nine months ended September 28, 2007, respectively, compared with the same periods last year. These increases include a $9.3 million charge in MoisturePlus Recall and product re-launch expenses in the current quarter. SG&A expenses in 2007 also include ongoing operating costs from the acquisitions of IntraLase and WaveFront Sciences, Inc. (“WFSI”). Incremental amortization expense from the IntraLase acquisition in the three and nine months ended September 28, 2007 were $6.8 million and $13.6 million, respectively. Integration-related costs associated with the IntraLase acquisition in the three and nine months ended September 28, 2007 were $4.9 million and $11.5 million, respectively. The nine months ended September 28, 2007 included a $8.2 million in expenses for costs incurred in connection with a proposed acquisition of another company in the ophthalmic segment which we withdrew in August 2007, $2.1 million in China Recall-related costs in the first quarter of 2007 and a $16.8 million charge in MoisturePlus Recall and product re-launch expenses. The overall increases also reflect our focus on being the “Complete Refractive Solution” to differentiate us from other market participants as we combine our refractive offering, expertise and service capabilities, as well as continuing our LVC international expansion. Selling, general and administrative expenses for the nine months ended September 29, 2006 includes $3.3 million of charges primarily associated with assets acquired in the termination of a distributor agreement in India and acquisition and integration-related charges.

Research and development. Research and development expenditures increased as a percent of net sales by 1.5 percentage points to 7.7%, and by 1.1 percentage point to 7.7% in the three and nine months ended September 28, 2007, respectively, compared with the same periods last year. The increases primarily reflect incremental operating expenses from the IntraLase Acquisition. We recognized an impairment charge of $1.0 million in the first quarter of 2007 in connection with a research and development licensing arrangement. We expect our research and development costs as a percentage of sales to be approximately 7.5% for 2007. Our research and development strategy is to develop proprietary products for vision correction that are safe and effective and address unmet needs. We are currently focusing on new advancements that build on our Tecnis, Healon and phacoemulsification technologies, corneal and lens-based solutions to presbyopia, projects from the acquisitions of WFSI and IntraLase and dry eye products.

In-process research and development. These charges represented the estimated fair value of projects that, as of the acquisition dates, had not reached technological feasibility and had no alternative future use. In the second quarter, we recorded $1.6 million and $85.4 million in-process research and development (IPR&D) charges related to the WFSI acquisition and IntraLase acquisition, respectively.

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

•	Other ancillary femtosecond laser products and procedures are forecast to be approved for sale in the U.S. in 2008.

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

Operating Income (Loss). Operating loss as a percentage of net sales, or operating margin, was (2.5%) and (13.7%) in the three and nine months ended September 28, 2007, respectively, compared with operating income as a percentage of net sales of 59.6% and 25.1% in the three and nine months ended September 29, 2006, respectively. These decreases primarily reflect the negative impact of the MoisturePlus Recall and charges from the IntraLase and WFSI acquisitions, partially offset by the favorable impact from sales of acquired IntraLase products in 2007. Operating loss of $6.7 million in the three months ended September 28, 2007 includes $5.1 million for IntraLase integration-related costs, $6.8 million from incremental amortization of acquired IntraLase intangible assets and $5.7 million in share-based compensation expense under SFAS 123R. The negative impact on operating loss from the MoisturePlus Recall was $31.1 million in the current quarter associated with sales returns and product-related costs. The net impact from these items reduced operating margin by 17.8 percentage points in addition to the net effect of the decline in Eye Care sales in the three months ended September 28, 2007. Operating loss of $107.4 million in the nine months ended September 28, 2007 includes $120.0 million of IntraLase acquisition-related charges (including amortization expense of $13.6 million), $4.4 million from the China Recall in the first quarter, $15.5 million in share-based compensation expense under SFAS 123R, $8.2 million in connection with the proposal to acquire another company in the ophthalmic segment, $4.7 million related to the discontinuation of a distributor contract, $1.0 million impairment related to a R&D licensing agreement and $1.6 million for IPR&D related to the WFSI acquisition. The negative impact on operating loss from the MoisturePlus Recall was $89.5 million year to date associated with sales returns and product-related costs. These charges reduced operating margin by 31.2 percentage points in addition to the net effect of the decline in Eye Care sales in the nine months ended September 28, 2007.

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

Operating income from our Cataract/Implant business increased by $8.5 million and $31.7 million in the three and nine months ended September 28, 2007, respectively, due to the increase in net sales of IOL products discussed above. Operating income from our LVC business increased by $28.1 million and $47.9 million in the three and nine months ended September 28, 2007, respectively, primarily due to the IntraLase acquisition and continued penetration of our CustomVue technology. The increase also reflects higher demand for our CustomVue procedures and strong international system sales, offset by the ongoing operating costs associated with the WFSI and IntraLase acquisitions in 2007. Operating income/loss from our Eye Care business decreased by $40.9 million and $95.6 million in the three and nine months ended September 28, 2007, respectively, primarily due to the eye care recalls discussed above.

Non-operating expense. Interest expense was $20.6 million and $48.8 million in the three and nine months ended September 28, 2007, respectively, compared with $9.8 million and $22.3 million in the three and nine months ended September 29, 2006, respectively. The increase was due to the issuance of $500 million in convertible debt in June 2006 and $700 million in debt in April 2007 in connection with the acquisition of IntraLase. Interest expense in the nine months ended September 28, 2007 also includes a $1.3 million deferred financing cost write-off associated with the IntraLase acquisition. Interest expense in the three and nine months ended September 29, 2006 includes a pro-rata write-off of debt issuance costs of $0.9 million and $3.3 million, respectively.

During the three and nine months ended September 29, 2006, we recorded charges of $3.0 million and $18.8 million, respectively, associated with the repurchase of $20 million and $148.9 million, respectively, aggregate principal amount of convertible notes.

We recorded an unrealized loss on derivative instruments of $2.4 million and $2.7 in the three and nine months ended September 28, 2007, respectively, compared to an unrealized gain on derivative instruments of $2.3 in the three months ended September 29, 2006 and an unrealized loss on derivative instruments of $0.7 million in the nine months ended September 29, 2006. We record as “unrealized (gain) loss on derivative instruments, net” the mark to market adjustments on the outstanding foreign currency options and forward contracts which we enter into as part of our overall risk management strategy to reduce the volatility of expected earnings in currencies other than the U.S. dollar. The net loss in the first nine months of 2007 and 2006 was largely attributable to euro and Japanese yen instruments.

Income taxes. We recorded a provision (benefit) for income taxes of ($5.3) million and $17.5 million in the three and nine months ended September 28, 2007, resulting in overall effective tax rates of 17.0% and (10.7%), respectively. For the three months ended September 28, 2007, the recall continued to impact lower-tax foreign jurisdictions and resulted in a reduced tax benefit. The tax rate for the nine months ended September 28, 2007 was negatively impacted by the MoisturePlus Recall, including the related impact on utilization of foreign tax credits resulting in a net deferred tax expense of $21 million as described below. The results for the nine months ended September 28, 2007 included $87.0 million of IPR&D charges related to the purchase of IntraLase and WFSI and a $1.0 million write-off associated with a research and development agreement for which no tax benefits were recorded and a $19.2 million deferred tax expense associated with the integration of IntraLase.

The MoisturePlus Recall is expected to impact our ability to utilize existing and expected deferred tax assets related to foreign tax credits and benefits that result from our repatriation policy. As such, management determined that it is no longer more likely than not that $12.7 million of existing foreign tax benefits and $17.4 million of foreign tax benefits previously expected to be generated are realizable. Accordingly, during the period ended June 29, 2007, management established a valuation allowance for these items and recorded the impact in the period ended June 29, 2007 and in the estimated 2007 effective tax rate. In addition, $9.1 million of previously expected deferred tax liabilities associated with future utilization of foreign tax credits and benefits were reversed in the quarter ended June 29, 2007 as a result of the impact of the recall.

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

LIQUIDITY AND CAPITAL RESOURCES

Management assesses our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms. As of September 28, 2007, we had cash and equivalents of $36.5 million.

Historically, we have generated cash from operations in excess of working capital requirements, and we expect to do so in the future. Net cash provided by operating activities was $31.7 million and $188.2 million in the nine months ended September 28, 2007 and September 29, 2006, respectively. The positive operating cash flow impact from the IntraLase acquisition was partially offset by the negative impact from the MoisturePlus Recall. Cash outflows from the business repositioning plan were $10.5 million in the nine months ended September 28, 2007 compared with $48.5 million in the same period last year. The nine months ended September 29, 2006 also included net cash proceeds of $110.9 million from settlement of litigation contingencies during the third quarter of 2006.

Net cash used in investing activities was $773.0 million and $27.3 million in the nine months ended September 28, 2007 and September 29, 2006, respectively. We used $724.0 million, net of cash acquired, to purchase IntraLase and $13.8 million to acquire WFSI. Expenditures for property, plant and equipment totaled $24.2 million and $20.2 million in the nine months ended September 28, 2007 and September 29, 2006, respectively. Expenditures in the nine months ended September 28, 2007 primarily comprised expenditures to upgrade and expand our eye care manufacturing facility in China and continuation of upgrades to our manufacturing facilities in Puerto Rico and Uppsala, Sweden. Expenditures in the nine months ended September 29, 2006 primarily comprised expenditures to upgrade our viscoelastics manufacturing facility in Uppsala, Sweden and eye care manufacturing facility in Spain. Expenditures for demonstration (demo) and bundled equipment, primarily phacoemulsification and microkeratome surgical equipment, were $6.3 million and $7.7 million in the nine months ended September 28, 2007 and September 29, 2006, respectively. We maintain demo and bundled equipment to facilitate future sales of similar equipment and related products to our customers. Expenditures for capitalized internal-use software were $5.4 million and $2.1 million in the nine months ended September 28, 2007 and September 29, 2006, respectively, which primarily comprised a company-wide system upgrade as part of the overall expansion of our business. We capitalize internal-use software cost after technical feasibility has been established. In 2007, we expect to invest approximately $50.0 million to $55.0 million in property, plant and equipment, demo and bundled equipment, and capitalized software as part of the overall expansion of our business, including the incremental impact from the IntraLase acquisition, on capital spending.

Net cash provided by financing activities was $747.5 million in the nine months ended September 28, 2007. We had net borrowings of $746.5 million in short-term and long-term debt that were used to finance the IntraLase Acquisition and related financing costs. Net cash used in financing activities was $166.0 million in the nine months ended September 29, 2006. We received proceeds of $500 million from the issuance of 3.25% convertible notes that were used to repurchase and retire 10.1 million shares of AMO common stock. We also used $167.7 million to repay convertible notes, partially offset by short-term borrowings of $28.3 million.

In April 2007, we issued $250 million of 7  1/2% Senior Subordinated Notes due May 1, 2017 (the “7  1/2 Notes”). Interest on the 7  1/2% Notes is payable on May 1 and November 1 of each year, commencing on November 1, 2007. The 7  1/2% Notes are redeemable at the option of us, in whole or in part, at any time on or after May 1, 2012 at various redemption prices, together with accrued and unpaid interest and additional interest, if any, to the redemption date. In addition, at any time on or before May 1, 2010, we may, at our option and subject to certain requirements, use the cash proceeds from one or more qualified equity offerings by us to redeem up to 35% of the aggregate principal amount of the 7  1/2% Notes issued under the Indenture at a redemption price equal to 107.5% of the principal amount, together with accrued and unpaid interest, if any, thereon to the redemption date.

On April 2, 2007, we replaced our existing $300 million senior revolving credit facility with a new senior credit facility. This new facility consists of a $300 million revolving line of credit maturing April 2, 2013 and a $450 million term loan maturing on April 2, 2014.

At September 28, 2007, approximately $8.5 million of the new revolving credit facility was reserved to support letters of credit issued on our behalf for normal operating purposes and we had approximately $245.0 million undrawn and available revolving loan commitments.

Borrowings under the new credit facility, if any, bear interest at current market rates plus a margin based upon our ratio of debt to EBITDA, as defined. The incremental interest margin on borrowings under the new credit facility decreases as the our ratio of debt to EBITDA decreases to specified levels. Under the new credit facility, certain transactions may trigger mandatory prepayment of borrowings, if any. Such transactions may include equity or debt offerings, certain asset sales and extraordinary receipts. We pay a quarterly fee (1.95% per annum at September 28, 2007) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.50% per annum at September 28, 2007) on the average unused portion of the new credit facility.

The new credit facility provide that we maintain certain financial and operating covenants which include, among other provisions, maintaining specific total leverage and interest coverage ratios. On October 5, 2007, we entered into an amendment of the credit agreement for the revolving line of credit. The amendment adjusts the ratio of debt to EBITDA required as of certain quarterly determination dates during the term of the credit agreement. The amendment further provides that certain charges relating to the MoisturePlus Recall may be added back to EBITDA for quarterly periods through and including the fiscal quarter ending December 31, 2007 for purposes of calculating compliance with the maintenance financial covenants set forth in the Credit Agreement.

Certain covenants under the senior credit facility may limit the incurrence of additional indebtedness. The senior credit facility prohibits dividend payments. We were in compliance with these covenants at September 28, 2007. The senior credit facility is collateralized by a first priority perfected lien on, and pledge of, all of the combined company’s present and future property and assets (subject to certain exclusions), 100% of the stock of the domestic subsidiaries, 66% of the stock of foreign subsidiaries and all present and future intercompany debts.

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

Foreign currency fluctuations. Approximately 56.4% of our revenues for the nine months ended September 28, 2007 were derived from operations outside the United States and a significant portion of our cost structure is denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

The impact of foreign currency fluctuations on sales resulted in an increase of $15.6 million for the nine months ended September 28, 2007 and a decrease of $8.9 million for the nine months ended September 29, 2006. These fluctuations were due primarily to fluctuations of the Japanese yen and the euro versus the U.S. dollar.

Contractual obligations. We have contractual obligations for long-term debt, interest on long-term debt, operating lease obligations, service contracts and other purchase obligations that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2006. Since December 31, 2006, there have been no material changes to the table of Contractual Obligations of the Company, outside of the ordinary course of business, except for the issuance of the $250 million 7 1/2% Senior Subordinated Notes due May 1, 2017 and the presentation of our liability for unrecognized tax benefits. As discussed in Note 1 in the Notes to Unaudited Consolidated Financial Statements, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. As of the adoption date, we had a liability of $28.7 million for unrecognized tax benefits, including related interest and penalties. At September 28, 2007, we had a liability of $32.9 million for unrecognized tax benefits, including related interest and penalties, which is expected to be paid after one year. We are unable to determine when cash settlement with a taxing authority will occur.

Off-balance sheet arrangements. We had no off-balance sheet arrangements at September 28, 2007 as defined in Regulation S-K Item 303(a)(4).

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

Certain Factors and Trends Affecting AMO and Its Businesses

Our disclosure and analysis in this report contain forward-looking information about our company’s financial results and estimates, business prospects and future products that involve substantial risks and uncertainties. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, product approvals or approved indications, reimbursement rates, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, and the outcome of contingencies, such as legal proceedings, financial results, expected impacts of recent recalls, and the expected results and benefits of our strategic initiatives. Among the factors that could cause actual results to differ materially are the following:

•	risks associated with our ability to realize the benefits of the IntraLase acquisition;

•	uncertainties associated with the research and development and regulatory processes;

•	our ability to make and successfully integrate acquisitions or enter into strategic alliances;

•	exposure to risks associated with doing business outside of the United States, where we conduct a significant amount of our sales and operations;

•	foreign currency risks and fluctuation in interest rates;

•	our ability to introduce new commercially successful products in a timely and effective manner;

•	our ability to maintain a sufficient and timely supply of products we manufacture;

•	our reliance on sole source suppliers for raw materials and other products;

•	intense competition from companies with substantially more resources and a greater marketing scale;

•	risks and expenses associated with our ability to protect our intellectual property rights;

•	risks and expenses associated with intellectual property litigation and infringement claims;

•	unexpected losses due to product liability claims, product recalls or corrections, or other litigation associated with our May 2007 MoisturePlus Recall, securities litigation or otherwise;

•	our ability to maintain our relationships with health care providers;

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the 2006 fiscal year and this Form 10-Q list various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1A of the Form 10-K, as supplemented in Item 1A of this Form 10-Q, under the heading “Risk Factors.” We incorporate that section of that Form 10-K in this filing and encourage investors to refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Interest rate risk. At September 28, 2007, our debt comprises solely domestic borrowings and comprises $1.1 billion of fixed rate debt and $494.3 million of variable rate debt.

The tables below present information about our debt obligations as of September 28, 2007 and December 31, 2006:

	September 28, 2007 Maturing in							Fair Market Value
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$246,105	$246,105	$233,721
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$105,000	$105,000	$94,180
Weighted Average Interest Rate	—	—	—	—	—	1.375%	1.375%
Fixed Rate	$—	$—	$—	$—	$—	$500,000	$500,000	$426,665
Weighted Average Interest Rate	—	—	—	—	—	3.25%	3.25%
Fixed Rate	$—	$—	$—	$—	$—	$250,000	$250,000	$227,500
Weighted Average Interest Rate	—	—	—	—	—	7.50%	7.50%
Variable Rate	$46,500	$—	$—	$—	$—	$—	$46,500	$46,500
Weighted Average Interest Rate	7.58%	—	—	—	—	—	7.58%
Variable Rate	$1,125	$4,500	$4,500	$4,500	$4,500	$428,625	$447,750	$447,750
Weighted Average Interest Rate	7.25%	7.25%	7.25%	7.25%	7.25%	7.25%	7.25%
Total Debt Obligations	$47,625	$4,500	$4,500	$4,500	$4,500	$1,529,730	$1,595,355	$1,476,316
Weighted Average Interest Rate	7.57%	7.25%	7.25%	7.25%	7.25%	4.82%	4.93%

	December 31, 2006 Maturing in							Fair Market Value
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$246,105	$246,105	$238,722
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$105,000	$105,000	$99,554
Weighted Average Interest Rate	—	—	—	—	—	1.375%	1.375%
Fixed Rate	$—	$—	$—	$—	$—	$500,000	$500,000	$455,950
Weighted Average Interest Rate	—	—	—	—	—	3.25%	3.25%
Total Debt Obligations	$—	$—	$—	$—	$—	$851,105	$851,105	$794,226
Weighted Average Interest Rate	—	—	—	—	—	2.80%	2.80%

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

The following tables provide information about our foreign currency derivative financial instruments outstanding as of September 28, 2007 and December 31, 2006, respectively. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	September 28, 2007		December 31, 2006
	Notional Amount	Average Contract or Strike Rate	Notional Amount	Average Contract or Strike Rate
	(in $millions)		(in $millions)
Foreign currency forward contracts:
Pay US$/Receive Foreign Currency:
Swiss Franc	$4.3	1.16	$3.7	1.22
Danish Krone	1.1	5.22	—	—
Norwegian Krone	0.7	5.38	—	—
U.K. Pound	16.4	0.49	—	—
Receive US$/Pay Foreign Currency:
Swedish Krona	29.6	6.43	8.8	6.85
Japanese Yen	—	—	7.1	118.80
Canadian Dollar	8.5	1.00	9.5	1.16

	September 28, 2007		December 31, 2006
	Notional Amount	Average Contract or Strike Rate	Notional Amount	Average Contract or Strike Rate
	(in $millions)		(in $millions)
Australia Dollar	3.5	1.13	7.1	1.27

Total Notional	$64.1		$36.2

Estimated Fair Value	$(0.2)		$—

Foreign currency purchased put options:
Japanese Yen	$67.2	118.54	$72.0	118.00
Euro	56.5	1.28	50.8	1.24
Foreign currency sold call options:
Japanese Yen	64.6	109.24	81.3	104.50
Euro	57.8	1.31	53.1	1.29

Total Notional	$246.1		$257.2

Estimated Fair Value	$(3.7)		$(0.6)

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of September 28, 2007 and December 31, 2006, respectively. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective. In addition, our management evaluated our internal control over financial reporting and there have been no changes during the most recent fiscal quarter ended September 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On August 24, 2007 and September 13, 2007, two purported class action complaints were filed by Scott Kairalla and Barry Galison, respectively, in the U.S. District Court of the Central District of California on behalf of purchasers of our securities between January 4 and May 25, 2007 (the “Actions”). The Actions allege claims under the Securities Exchange Act of 1934 against us and certain of our officers and directors. The Actions allege that we made material misrepresentations concerning our Complete MoisturePlus product.

We do not believe that the Actions have merit and intend to defend them vigorously. We may incur substantial expenses in defending against the Actions. In the event of a determination adverse to us or our officers and directors, we may incur substantial monetary liability which could have a material adverse effect on our financial position, results of operations or cash flows.

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

In November 2006 and May 2007, we commenced voluntary recalls of eye care solutions, which resulted in a material decrease in eye care sales and increased costs associated with the recalls and the necessary corrective measures. We cannot assure you that we have fully anticipated the impact of these recalls on our eye care business, including litigation exposure, or that we will be able to regain our market position.

We could experience losses and increased expenses due to legal proceedings.

We and certain of our subsidiaries are involved in various product liability, consumer, commercial, employment and securities litigations and claims and other legal proceedings that arise from time to time. Litigation is inherently unpredictable. Although we believe we have substantial defenses in these matters, we could in the future incur significant expenses and judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 30, 2007 to July 27, 2007	—	—	—	—
July 28, 2007 to August 31, 2007	1,566	$42.20	—	—
September 1, 2007 to September 28, 2007	36	$35.10	—	—
Total	1,602	$38.65	—	—

(1)	Represents shares purchased from employees to pay taxes related to an employee benefit plan.

Item 6.	Exhibits

10.1	First Amendment to Credit Agreement dated as of October 5, 2007, amending the April 2, 2007 Credit Agreement by and among Advanced Medical Optics, Inc., the guarantors party thereto, UBS Securities LLC, as syndication agent, Goldman Sachs Credit Partners L.P., as documentation agent, Bank of America N.A., as administrative agent, swing line lender and L/C issuer, and the lenders party thereto.

10.2	Schedule of Executive Officers Party to the 2007 Form of Change in Control Agreement.

10.3	Letter dated September 25, 2007 from Advanced Medical Optics, Inc. to Michael J. Lambert, offering employment as Executive Vice President and Chief Financial Officer.

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard A. Meier pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James V. Mazzo and Richard A. Meier pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2007

ADVANCED MEDICAL OPTICS, INC.

/s/ Richard A. Meier
Richard A. Meier
Chief Operating Officer
(Principal Financial Officer)

/s/ Robert F. Gallagher
Robert F. Gallagher
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	First Amendment to Credit Agreement dated as of October 5, 2007, amending the April 2, 2007 Credit Agreement by and among Advanced Medical Optics, Inc., the guarantors party thereto, UBS Securities LLC, as syndication agent, Goldman Sachs Credit Partners L.P., as documentation agent, Bank of America N.A., as administrative agent, swing line lender and L/C issuer, and the lenders party thereto.

10.2	Schedule of Executive Officers Party to the 2007 Form of Change in Control Agreement.

10.3	Letter dated September 25, 2007 from Advanced Medical Optics, Inc. to Michael J. Lambert, offering employment as Executive Vice President and Chief Financial Officer.

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard A. Meier pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James V. Mazzo and Richard A. Meier pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.