Form 10-Q/A
period 2007-09-28
ADVANCED MEDICAL OPTICS INC
filed 2007-11-08
CIK 1168335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2007 reflects a correction of clerical errors in the Notes to Unaudited Consolidated Financial Statements in Item 1, Financial Statements. The condensed consolidating statement of cash flows for the nine months ended September 29, 2006, as set forth in Note 6 on page 18 of the Form 10-Q as filed on November 7, 2007 has been revised as follows: (a) the amounts presented in the line item “Net cash provided by operating activities” of Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries were incorrectly stated as $151,737, $211,203 and $(174,696), respectively, when the correct amounts should be $156,509, $3,619 and $28,116, respectively, and (b) the amounts presented in the line item “Cash and equivalents at beginning of period” of Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries were incorrectly stated as $7,878, $(206,599) and $239,547, respectively, when the correct amounts should be $3,106, $985 and $36,735, respectively. These errors had no impact on the consolidated financial statements in Item 1 and had no impact on Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Other than these changes, the remainder of the document is unchanged from the original filing.

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

Condensed Consolidating Balance Sheet – September 28, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Cash and equivalents	$922	$2,620	$33,007	$—	$36,549
Trade receivables, net	2,591	89,229	148,929	—	240,749
Inventories	4,825	137,394	104,098	(90,786)	155,531
Other current assets	72,715	278,087	49,750	(306,007)	94,545

Total current assets	81,053	507,330	335,784	(396,793)	527,374
Property, plant and equipment, net	14,119	19,167	128,707	—	161,993
Goodwill and intangibles, net	29,673	1,439,976	522,366	(43,797)	1,948,218
Other assets	78,496	37,342	47,478	(49,994)	113,322
Investment in subsidiaries	2,475,528	1,175,411	2,264,518	(5,915,457)	—

Total assets	$2,678,869	$3,179,226	$3,298,853	$(6,406,041)	$2,750,907

Liabilities and stockholders’ equity:
Short-term borrowings	$51,000	$—	$—	$—	$51,000
Accounts payable and other current liabilities	279,528	76,093	260,640	(341,215)	275,046

Total current liabilities	330,528	76,093	260,640	(341,215)	326,046
Long-term debt, net of current portion	1,544,355	—	—	—	1,544,355
Other liabilities	199,455	46,985	78,838	(49,303)	275,975

Total liabilities	2,074,338	123,078	339,478	(390,518)	2,146,376
Total stockholders’ equity	604,531	3,056,148	2,959,375	(6,015,523)	604,531

Total liabilities and stockholders’ equity	$2,678,869	$3,179,226	$3,298,853	$(6,406,041)	$2,750,907

Condensed Consolidating Balance Sheet – December 31, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Cash and equivalents	$344	$1,187	$32,991	$—	$34,522
Trade receivables, net	723	77,906	153,779	—	232,408
Inventories	10,166	106,976	101,498	(91,108)	127,532
Other current assets	70,163	256,612	37,543	(280,637)	83,681

Total current assets	81,396	442,681	325,811	(371,745)	478,143
Property, plant and equipment, net	15,212	2,620	114,924	—	132,756
Goodwill and intangibles, net	29,673	828,849	501,851	(40,000)	1,320,373
Other assets	29,874	20,870	32,572	(691)	82,625
Investment in subsidiaries	1,638,781	1,203,100	2,162,731	(5,004,612)	—

Total assets	$1,794,936	$2,498,120	$3,137,889	$(5,417,048)	$2,013,897

Liabilities and stockholders’ equity:
Accounts payable and other current liabilities	$58,715	$206,799	$263,012	$(311,073)	$217,453

Total current liabilities	58,715	206,799	263,012	(311,073)	217,453
Long-term debt, net of current portion	851,105	—	—	—	851,105
Other liabilities	169,125	783	59,440	—	229,348

Total liabilities	1,078,945	207,582	322,452	(311,073)	1,297,906
Total stockholders’ equity	715,991	2,290,538	2,815,437	(5,105,975)	715,991

Total liabilities and stockholders’ equity	$1,794,936	$2,498,120	$3,137,889	$(5,417,048)	$2,013,897

Condensed Consolidating Statement of Operations – Three months ended September 28, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$64,660	$187,402	$208,564	$(187,432)	$273,194
Operating costs and expenses:
Cost of sales	54,244	112,293	139,508	(185,015)	121,030
Selling, general and administrative	21,093	52,240	66,224	(1,641)	137,916
Research and development	5,439	7,467	8,069	—	20,975

Operating (loss) income	(16,116)	15,402	(5,237)	(776)	(6,727)
Non-operating expense (income), net	51,512	(26,875)	(405)	306	24,538
Equity in (earnings) losses of subsidiaries	(26,305)	5,469	—	20,836	—

(Loss) earnings before income taxes	(41,323)	36,808	(4,832)	(21,918)	(31,265)
(Benefit) provision for income taxes	(15,386)	10,900	(842)	—	(5,328)

Net (loss) earnings	$(25,937)	$25,908	$(3,990)	$(21,918)	$(25,937)

Condensed Consolidating Statement of Operations – Three months ended September 29, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$69,821	$151,583	$236,323	$(199,125)	$258,602
Operating costs and expenses:
Cost of sales	42,801	95,085	148,647	(191,059)	95,474
Selling, general and administrative	17,965	33,240	47,856	(2,764)	96,297
Research and development	2,492	4,422	9,191	—	16,105
Business repositioning	(4,144)	3,062	535	—	(547)
Net gain on legal contingencies	(97,756)	—	(5,140)	—	(102,896)

Operating income	108,463	15,774	35,234	(5,302)	154,169
Non-operating (income) expense, net	(3,104)	(961)	(16,742)	32,844	12,037
Equity in losses (earnings) of subsidiaries	4,476	(44,225)	—	39,749	—

Earnings before income taxes	107,091	60,960	51,976	(77,895)	142,132
Provision for income taxes	19,937	28,288	6,753	—	54,978

Net earnings	$87,154	$32,672	$45,223	$(77,895)	$87,154

Condensed Consolidating Statement of Operations – Nine months ended September 28, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$175,504	$530,909	$595,360	$(515,509)	$786,264
Operating costs and expenses:
Cost of sales	127,167	336,836	397,966	(513,286)	348,683
Selling, general and administrative	61,069	143,989	197,465	(5,387)	397,136
Research and development	14,106	18,072	28,641	—	60,819
In-process research & development	—	86,980	—	—	86,980

Operating loss	(26,838)	(54,968)	(28,712)	3,164	(107,354)
Non-operating expense (income), net	81,790	(75,951)	47,765	2,180	55,784
Equity in losses of subsidiaries	128,007	94,614	—	(222,621)	—

Loss before income taxes	(236,635)	(73,631)	(76,477)	223,605	(163,138)
(Benefit) provision for income taxes	(56,013)	55,150	18,347	—	17,484

Net loss	$(180,622)	$(128,781)	$(94,824)	$223,605	$(180,622)

Condensed Consolidating Statement of Operations – Nine months ended September 29, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$216,493	$462,999	$670,824	$(596,445)	$753,871
Operating costs and expenses:
Cost of sales	142,825	278,054	437,703	(583,900)	274,682
Selling, general and administrative	60,337	98,836	139,847	(7,895)	291,125
Research and development	8,966	13,188	27,489	—	49,643
Business repositioning	11,245	9,474	25,708	—	46,427
Net gain on legal contingencies	(91,756)	—	(5,140)	—	(96,896)

Operating income	84,876	63,447	45,217	(4,650)	188,890
Non-operating expense (income), net	390	(2,805)	(4,446)	51,681	44,820
Equity in earnings of subsidiaries	(21,659)	(52,282)	—	73,941	—

Earnings before income taxes	106,145	118,534	49,663	(130,272)	144,070
Provision for income taxes	19,065	30,486	7,439	—	56,990

Net earnings	$87,080	$88,048	$42,224	$(130,272)	$87,080

Condensed Consolidating Statement of Cash Flows – Nine months ended September 28, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$95,274	$(23,214)	$(40,353)	$—	$31,707
Cash flows from investing activities:
Capital contribution	(838,742)	(66,925)	—	905,667	—
Acquisition of business, net of cash acquired	—	(737,773)	—	—	(737,773)
Purchases of property, plant and equipment	(1,200)	(4,827)	(18,214)	—	(24,241)
Proceeds from sale of property, plant and equipment	—	2	749	—	751
Purchases of software and other long-lived assets	(2,204)	(3,149)	(38)	—	(5,391)
Purchases of demonstration and bundled equipment	—	(1,424)	(4,904)	—	(6,328)

Net cash used in investing activities	(842,146)	(814,096)	(22,407)	905,667	(772,982)
Cash flows from financing activities:
Capital contribution	—	838,742	66,925	(905,667)	—
Short-term borrowings, net	51,000	—	—	—	51,000
Repayment of long-term debt	(2,250)	—	—	—	(2,250)
Financing related cost	(15,386)	—	—	—	(15,386)
Proceeds from issuance of long-term debt	695,500	—	—	—	695,500
Proceeds from issuance of common stock	18,651	—	—	—	18,651
Repurchase of treasury stock	(64)	—	—	—	(64)

Net cash provided by financing activities	747,451	838,742	66,925	(905,667)	747,451
Effect of exchange rates on cash and equivalents	—	—	(4,149)	—	(4,149)

Net increase in cash and equivalents	579	1,432	16	—	2,027
Cash and equivalents at beginning of period	344	1,187	32,991	—	34,522

Cash and equivalents at end of period	$923	$2,619	$33,007	$—	$36,549

Condensed Consolidating Statement of Cash Flows – Nine months ended September 29, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by operating activities	$156,509	$3,619	$28,116	$—	$188,244
Cash flows from investing activities:
Capital contribution	—	(1,400)	—	1,400	—
Purchases of property, plant and equipment	(990)	(381)	(18,833)	—	(20,204)
Proceeds from sale of property, plant and equipment	—	—	2,780	—	2,780
Purchases of software and other long-lived assets	(1,971)	(172)	(3)	—	(2,146)
Purchases of demonstration and bundled equipment	—	(1,627)	(6,087)	—	(7,714)

Net cash used in investing activities	(2,961)	(3,580)	(22,143)	1,400	(27,284)
Cash flows from financing activities:
Capital contribution	—	—	1,400	(1,400)	—
Short-term borrowings, net	(18,300)	—	(10,000)	—	(28,300)
Repayment of long-term debt	(167,678)	—	—	—	(167,678)
Proceeds from issuance of long-term debt	500,000	—	—	—	500,000
Financing related cost	(10,401)	—	—	—	(10,401)
Proceeds from issuance of common stock	34,642	—	—	—	34,642
Repurchase and retirement of common stock	(500,000)	—	—	—	(500,000)
Excess tax benefit from stock-based compensation	5,729	—	—	—	5,729

Net cash used in financing activities	(156,008)	—	(8,600)	(1,400)	(166,008)
Effect of exchange rates on cash and equivalents	—	—	2,999	—	2,999

Net (decrease) increase in cash and equivalents	(2,460)	39	372	—	(2,049)
Cash and equivalents at beginning of period	3,106	985	36,735	—	40,826

Cash and equivalents at end of period	$646	$1,024	$37,107	$—	$38,777

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

In April 2007, we issued $250 million of 7  1/2% Senior Subordinated Notes due May 1, 2017 (the “7  1/2 Notes”). Interest on the 7  1/ 2% Notes is payable on May 1 and November 1 of each year, commencing on November 1, 2007. The 7  1/2% Notes are redeemable at the option of us, in whole or in part, at any time on or after May 1, 2012 at various redemption prices, together with accrued and unpaid interest and additional interest, if any, to the redemption date. In addition, at any time on or before May 1, 2010, we may, at our option and subject to certain requirements, use the cash proceeds from one or more qualified equity offerings by us to redeem up to 35% of the aggregate principal amount of the 7  1/2% Notes issued under the Indenture at a redemption price equal to 107.5% of the principal amount, together with accrued and unpaid interest, if any, thereon to the redemption date.

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

Date: November 8, 2007

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