Form 10-K
period 2007-12-31
ADVANCED MEDICAL OPTICS INC
filed 2008-03-03
CIK 1168335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates is approximately $990 million based upon the closing price on the New York Stock Exchange as of June 29, 2007.

Common Stock outstanding as of January 31, 2008: 60,691,764 shares (including 3,186 shares held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2008 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2007.

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

Overview

We are a global leader in the development, manufacture and marketing of medical devices for the eye. We have three major product lines: cataract / implant, laser vision correction, and eye care. In the cataract / implant market, we focus on the four key products required for cataract surgery — foldable intraocular lenses, or IOLs, implantation systems, phacoemulsification systems and viscoelastics. In the laser vision correction market, we market excimer and femtosecond laser systems, related treatment cards and disposable patient interfaces, and diagnostic devices. Our eye care product line provides a full range of contact lens care products for use with most types of contact lenses. These products include single-bottle, multi-purpose cleaning and disinfecting solutions, hydrogen peroxide-based disinfecting solutions, daily cleaners, enzymatic cleaners and contact lens rewetting drops. In 2008, we are also introducing eye drops designed to treat the symptoms of dry eye. Our products are sold in approximately 60 countries and we have direct operations in over 20 countries.

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

In May 2005, we acquired VISX, Incorporated (VISX). As a result of the VISX acquisition, we are a leader in the design and development of proprietary technologies and systems for laser vision correction of refractive vision disorders. Our products include the VISX STAR Excimer Laser System, which is a fully integrated ophthalmic medical device incorporating an excimer laser and a computer driven workstation; the VISX WaveScan System, which is a diagnostic device that uses laser beam technology to measure comprehensive refractive errors of the eye and derive comprehensive refractive information about a patient’s individual optical system; and VISX treatment cards, which provide the user with specific access to proprietary software and are required to operate the VISX STAR Excimer Laser System.

In April 2007, we acquired IntraLase Corp. (IntraLase), a designer, developer and manufacturer of an ultra-fast laser for refractive and corneal surgery that creates precise corneal incisions for laser vision correction in the first step of laser assisted in-situ keratomileusis, or LASIK surgery. Our products include the IntraLase FS femtosecond laser system and per procedure fees (inclusive of a disposable patient interface) for each eye treated.

Industry

Vision and Vision Impairment.

•

How Vision Works. Vision is enabled by the cornea and the lens, which work together to focus light on the retina. The iris regulates the amount of light that passes through the cornea onto the retina, providing for optimal vision in different lighting conditions. The retina contains light-sensitive receptors that transmit the image through the optic nerve to the brain.

•

Cataracts. Cataracts are an irreversible progressive ophthalmic condition in which the eye’s natural lens loses its usual transparency and becomes clouded and opaque. This clouding obstructs the passage of light to the retina and can eventually lead to blindness.

•

Refractive Disorders. Refractive disorders, such as myopia, hyperopia, astigmatism and presbyopia, occur when the lens system is unable to properly focus images on the retina. For example, with myopia (nearsightedness), light rays focus in front of the retina because the curvature of the cornea is too steep for the length of the eye. With hyperopia (farsightedness), light rays focus behind the retina because the curvature of the cornea is too flat for the length of the eye. Astigmatism makes it difficult for a person to focus on any object because the otherwise uniform curvature of the cornea or lens is not symmetrical across the surface. Presbyopia is the progressive loss of flexibility of the lens and its ability to change shape to focus from far to near objects, and is presumably caused by aging of the eye’s lens.

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

Cataract Treatment. The largest segment of the ophthalmic surgical products market is the treatment of cataracts. Cataract extraction followed by IOL implantation is one of the most common surgical procedures performed in the United States and most other developed nations. As estimated by MarketScope, approximately 3 million cataract procedures were performed in the United States and over 14.6 million cataract procedures were performed worldwide in 2007. MarketScope estimates that the global cataract surgery market, which includes sales of IOLs, phacoemulsification equipment, viscoelastics and other related products, was approximately $3.7 billion in 2007 and is projected to grow at a compound annual growth rate of approximately 7% from 2007 to 2012. The data in this report attributed to MarketScope is used with the permission of MarketScope.

During cataract surgery, patients are often treated using phacoemulsification, a process that uses ultrasound waves to break the natural lens into tiny fragments that can be removed from the eye. Viscoelastics are used during cataract surgery to protect the inner layer of the cornea, manage intraocular tissues and maintain space in the anterior chamber of the eye and the capsular bag (which houses the lens), allowing the eye to maintain its shape. IOLs replace the natural, clouded lens.

The following table sets forth the estimated revenues for each component of the global cataract surgery market in its various components for the year 2007 according to MarketScope (in millions):

IOLs	$1,615
Viscoelastics	529
Phacoemulsification machines and accessories	700
Other	885

Total	$3,729

Refractive Vision Correction. Another segment of the ophthalmic surgical market is the surgical treatment of refractive disorders.

LASIK. The most common refractive surgery procedure is laser surgery, and the most common surgical technique for treating refractive disorders is LASIK. LASIK involves the creation of a thin corneal flap, which is then gently retracted to expose the underlying tissue, which is treated using an excimer laser to achieve vision correction. The corneal flap is created with either a mechanical blade microkeratome, or with the more advanced femtosecond laser. The mechanical microkeratome uses a mechanically driven blade at a certain depth to create the flap. The femtosecond laser creates the flap using a computer controlled precision laser.

As a result of the VISX and IntraLase acquisitions, we are a leader in the design and development of proprietary technologies and systems for laser vision correction of refractive vision disorders. Laser vision correction eliminates or reduces reliance on eyeglasses or contact lenses. It employs a computerized laser that ablates, or removes, sub-micron layers of tissue from the cornea, reshaping the eye and thereby improving vision.

Standard LASIK was introduced in the mid 1990’s. In performing standard LASIK, an ophthalmologist conducts a traditional eye examination to determine the prescription required to correct the patient’s vision. The prescription is then programmed into the laser system, which calculates the ablation needed to make a precise corneal correction to treat nearsightedness, farsightedness, and astigmatism. Unlike custom LASIK, discussed below, standard LASIK cannot identify higher order aberrations, which are additional imperfections in the optical system.

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

Laser vision correction can also be performed by photorefractive keratectomy (PRK). PRK does not require the use of a microkeratome, and the epithelial layer (or outer layer) of the cornea is removed before ablation. Patients may experience discomfort for approximately 24 hours and blurred vision for approximately 48 to 72 hours after the procedure. Drops to alleviate discomfort may be prescribed. Although most patients experience significant improvement in uncorrected vision (vision without the aid of eyeglasses or contact lenses) within a few days of the procedure, unlike LASIK it generally takes several months for the final correction to stabilize and for the full benefit of the procedure to be realized.

IOLs. Surgical implantation of IOLs also may be used to treat patients with refractive disorders. Phakic IOLs can be implanted in front or in back of the iris and work in conjunction with the patient’s natural lens to treat refractive disorders. Multifocal IOLs, which replace the natural lens, address near, intermediate and distance vision and are approved for non-cataract procedures outside of the United States. Other procedures, such as replacing the patient’s natural lens with an accommodating IOL for refractive vision correction, are also being developed.

Eye Care Market. As the use of contact lenses has increased the demand for disinfecting solutions and contact lens rewetting drops has increased. We believe that the contact lens market growth is driven by technological advancements in lens materials and designs and demographic growth in younger wearers. In response to increasing popularity of more frequently replaceable lenses and consumer interest in more convenient lens care regimens, we believe the contact lens care market continues to evolve towards greater use of single-bottle, multi-purpose solutions and away from hydrogen peroxide-based solutions. This evolution has had an unfavorable impact on the global hydrogen peroxide-based solutions market, which is concentrated in Japan and parts of Europe.

Overall, we believe that demographic trends, new lens materials and specialty lenses are fueling global increases in the number of contact lens wearers, especially in China and other Asia Pacific countries. We believe that this is contributing to overall growth in multi-purpose solutions. The exception to this positive dynamic is in Japan, where a higher than average percent of the market has moved to daily disposable contact lenses that use cleaning solutions only occasionally or not at all.

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

Intraocular Lenses. As a leading provider of IOLs, we offer surgeons a choice of high quality, innovative foldable IOLs in both acrylic and silicone materials, together with our proprietary implantation systems, for use in minimally invasive cataract surgical procedures. We offer a selection of IOLs in both monofocal and multifocal designs. Sales of our IOLs represented approximately 29% of our net sales in 2007 and 2006, respectively, and 28% of our net sales in 2005. Our IOLs primarily include:

Monofocal Lenses

•

Tecnis — a family of foldable IOLs with an aspheric surface. The Tecnis lens is the first and the only IOL to receive FDA approval for claims of improved functional vision, which results in quicker recognition of objects in lower-light conditions. The Tecnis lens was the first aspheric lens designated as a “new technology intraocular lens” by the U.S. Center for Medicare and Medicaid Services (CMS). With this designation, ambulatory surgery centers can receive $50 in additional reimbursement when implanting the Tecnis IOL. The three-piece Tecnis lens is available globally in acrylic and silicone. The new Tecnis 1-piece IOL combines the Tecnis aspheric optic with proprietary advances in 1-piece IOL design and is available in the U.S. and Europe in an acrylic material.

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

•

Tecnis Multifocal — a multifocal IOL, available in both silicone and acrylic, with a diffractive, aspheric lens surface is approved in Europe, Latin America and Asia Pacific for treatment of presbyopia.

•	Verisyse — a phakic IOL that works in conjunction with the human lens to treat high myopia.

•	VeriFlex — a foldable version of the Verisyse; a phakic IOL that works in conjunction with the human lens to treat high myopia, currently available outside of the U.S.

Implantation Systems. As a companion to our foldable IOLs, we market insertion systems for each of our foldable IOL models. The Unfolder, our proprietary series of implantation systems, which includes the Emerald, Emerald AR and SilverT implantation systems, is used for insertion of our foldable IOLs. These systems assist the surgeon in achieving controlled release of the intraocular lens into the capsular bag through a small incision in the eye.

Phacoemulsification Systems. We are a leading provider of phacoemulsification systems, and have a range of systems to meet market needs. Phacoemulsification systems use disposable or reusable packs that are necessary to operate the equipment. The majority of our phacoemulsification product sales are from sales of these packs and related accessories.

We currently market the following phacoemulsification systems:

•

WhiteStar Signature — the WhiteStar Signature system is our premium system and our newest to the market, launched in 2007. The WhiteStar Signature system combines the proven performance of proprietary WhiteStar technology, which creates less heat and turbulence in the ocular environment, with the safety of advanced Fusion fluidics to optimize patient outcomes.

•

Sovereign Compact — is a mid-sized phacoemulsification system designed to meet surgeons’ needs for an advanced phacoemulsification system, with the similar functionality of the WhiteStar Signature system, in a smaller, more portable size. The Sovereign Compact system is also available with Occlusion Mode, our proprietary fluidics system, and WhiteStar technology.

•

Diplomax II — is a small-sized phacoemulsification system designed for surgeons who need a less expensive and more portable machine. These systems do not include WhiteStar technology, but do employ Occlusion Mode technology.

Viscoelastics. We are a leading provider of viscoelastic products with the Healon family of viscoelastics. The different characteristics associated with each Healon product, Healon, Healon GV and Healon5, provide surgeons with a range of viscoelastic choices that combine the familiarity of the Healon line with advanced technologies to satisfy different surgical needs. Healon was the first viscoelastic introduced into the ophthalmic surgical product market and is known for its purity and ease of use. Healon GV is of a greater viscosity than the original Healon solution. Healon5 is the first viscoadaptive agent to exhibit properties of both cohesive and dispersive viscoelastics and has the highest viscosity. Sales of our viscoelastic products represented approximately 11%, 12% and 14% of our net sales in 2007, 2006 and 2005, respectively.

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

•	Capsular Tension Rings. We also sell capsular tension rings, which are inserted into the capsular bag during cataract surgery and function to stabilize the capsular bag during placement of an IOL.

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

Laser Vision Correction Business

Our laser vision correction products include the following:

•

IntraLase FS Laser System — The IntraLase FS laser system is an ultra-fast femtosecond laser used to create the flap of corneal tissue before LASIK treatment with an excimer laser. The femtosecond laser creates the flap by focusing its beam of light below the surface of the corneal tissue, creating a precise cut. A per procedure fee, inclusive of a disposable patient interface, is charged for each eye treated with the IntraLase FS laser. The IntraLase system is also approved for IntraLase Enabled Keratoplasty (IEK) for corneal transplants.

•

VISX STAR Excimer Laser — The VISX STAR system is a fully integrated ophthalmic medical device incorporating an excimer laser and a computer-driven workstation. This laser is used to reshape the cornea to correct refractive errors, both for standard LASIK and custom LASIK, or our CustomVue procedure (described below), as well as PRK and other specialized procedures. Our Iris Registration technology, included in the VISX STAR IR system, is the first fully automated method of aligning custom LASIK treatments with the patient’s eye to adjust for rotational eye movement.

•

VISX WaveScan System — The WaveScan System is a diagnostic device that uses laser beam technology to measure comprehensive refractive errors of the eye and uses complex mathematical algorithms to derive comprehensive refractive information about the patient’s individual optical system. This information is then used to create a personalized treatment plan that is digitally transferred to the VISX STAR laser for an individualized CustomVue procedure.

•

VISX Treatment Cards — Our proprietary treatment cards control the use of the VISX STAR system. Each card provides the user with specific access to proprietary software and is required to operate the VISX STAR system. Types of VISX treatment cards include VisionKey Cards for performing standard LASIK procedures, which in the U.S. carries a license fee for each procedure that is purchased; CustomVue Cards for performing Custom LASIK, which carry a worldwide license fee for each procedure that is purchased; and Custom-CAP Cards for performing laser vision correction with a previously decentered ablation, which carry a worldwide license fee for each procedure that is purchased; and the PTK Card, which is offered to physicians at a nominal charge to treat certain types of corneal pathologies. Sales of our treatment cards and associated procedure fees represented approximately 21%, 15% and 8% of our net sales in 2007, 2006 and 2005, respectively.

Eye Care Products

In the eye care market, we focus on creating products that enhance ocular comfort and health for the general public as well as those who wear contact lenses.

Our eye care business develops, manufactures and markets a full range of contact lens care products for use with most types of contact lenses. Our comprehensive product offering includes single-bottle multi-purpose cleaning and disinfecting solutions and hydrogen peroxide-based disinfecting solutions to destroy harmful microorganisms in and on the surface of contact lenses; daily cleaners to remove undesirable film and deposits from contact lenses; enzymatic cleaners to remove protein deposits from contact lenses; and lens rewetting drops to provide added wearing comfort. In 2008, we are entering the artificial tears segment of the eye care market as well.

Multi-Purpose Solutions. We market our Complete brand single-bottle multi-purpose solutions, a convenient, one bottle chemical disinfecting system for soft contact lenses, on a worldwide basis. Sales of our multi-purpose solutions represented approximately 5%, 15% and 17% of our net sales in 2007, 2006 and 2005, respectively.

Hydrogen Peroxide-Based Solutions. We offer products that use hydrogen peroxide-based disinfection systems. Our leading hydrogen peroxide brands are the Oxysept and Consept solutions.

Lens Rewetting Solutions. We believe that dryness and discomfort are the reasons most often cited for discontinuing contact lens wear. We have introduced contact lens rewetting drops designed to provide prolonged lubrication and improved protection against dryness. Our products in this category include Complete and blink rewetting solutions. We also offer Complete Blink-N-Clean, a unique in-the-eye lens cleaning solution.

Artificial Tears. An aging population, general environmental conditions and greater computer use are among the contributors to an increase in the prevalence and awareness of dry eye. We have recently introduced blink Tears, a brand of lubricating eye drops designed to relieve symptoms associated with this condition.

Research and Development

Our long-term success is dependent on the introduction of new and innovative products in all business segments. Our research and development strategy is to develop proprietary products for vision correction that are safe and effective and address unmet needs. As we implement this strategy, we will seek to develop new products with measurable benefits such as increased practitioner productivity, better patient outcomes and reduced costs to health care payors and providers.

Research and development activities for our cataract/implant business are focused on expanding our product portfolio. We have focused on six areas of opportunity to provide superior outcomes in cataract surgery:

•

Small incision surgery — work with a variety of advanced lens materials to enable small incision surgery, which results in less induced astigmatism, rapid stabilization of the wound and faster visual rehabilitation.

•

Advances in phacoemulsification — technology providing surgeons with high levels of cutting efficiency but with less heat and turbulence directed into the ocular environment enabling more effective and safer cataract extraction procedures.

•

Restoring accommodation following cataract surgery — following cataract surgery, the eye loses its ability to accommodate, or shift its field of focus. Through the development of multifocal and accommodating IOLs, we aim to provide for the full range of vision following cataract surgery.

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

In the area of laser vision correction, our research and development efforts are focused on advancements in LASIK and adjunctive technologies. Current projects include:

•	the development of advanced wavefront diagnostic technologies;

•	expanded treatment applications for custom wavefront guided LASIK, including wavefront guided treatment of presbyopia

•	advances in ablation and flap cutting technologies; and

•	accuracy and reliability in wavefront capture and intraoperative monitoring.

Our research and development efforts in the eye care business are aimed at developing proprietary systems that are effective and convenient for customers to use, which we believe will result in longer, more comfortable lens wear and a higher rate of compliance with recommended lens care procedures. Our efforts include seeking formulations that provide enhanced cleaning and disinfection without irritation, prolonged lubrication, improved ocular health and protection against dryness. Our research and development efforts have resulted in the continued development of our flagship Complete brand multi-purpose solution and blink rewetter solutions, with further advancements currently in development. We have developed and are commercializing our first over-the-counter artificial tear product in 2008, with further advancements currently in development.

We plan to supplement our research and development activities with a commitment to identifying and obtaining new technologies through in-licensing, technological collaborations and joint ventures, including the establishment of research relationships with academic institutions and individual researchers.

Total research and development expense in 2007 was $168.8 million, including a non-cash in-process research and development charge of $87.0 million and in 2005 was $552.4 million, including a non-cash in-process research and development charge of $490.8 million. We spent approximately $81.8 million in 2007, $66.1 million in 2006 and $61.6 million in 2005, or 7.5%, 6.6%, and 6.7% of total net sales in 2007, 2006, and 2005, respectively, on research and development, excluding these in-process research and development charges. We believe that the continuing introduction of new products supplied by our research and development efforts and in-licensing opportunities are critical to our success. There are, however, inherent uncertainties associated with the research and development efforts and the regulatory process and we cannot assure you that any of our research projects will result in new products that we can commercialize.

Customers, Sales and Marketing

Customers. Our primary customers for our cataract / implant and laser vision correction products include surgeons who perform eye surgeries, hospitals and ambulatory surgical centers, including corporate LASIK chains. The primary customers for our eye care products include optometrists, opticians, ophthalmologists, retailers and clinics that sell directly to consumers. These retailers include mass merchandisers such as Wal-Mart, drug store chains such as Walgreen, hospitals, commercial optical chains and food stores. During 2007, 2006 and 2005, no customer accounted for over 10% of our net sales.

Sales and Marketing. Our sales efforts and promotional activities with respect to our cataract / implant and laser vision correction products are primarily aimed at eye care professionals such as ophthalmologists who use our products. Similarly, our sales and promotional efforts in eye care are primarily directed towards optometrists, opticians, optical shops, ophthalmologists and consumers. We often provide samples of our eye care products to practitioners to distribute to their patients to encourage trial use of our solutions. In addition, we advertise in professional journals and have a direct mail program of descriptive product literature and scientific information that we provide to specialists in the eye care field. We have also developed training modules and seminars to update physicians regarding evolving technology.

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

We also use third-party distributors for the distribution of our products in smaller geographic markets. No individual agent or distributor accounted for more than 10% of our net sales for the years ended December 31, 2007, 2006 and 2005.

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

Manufacturing, Operations and Facilities

We manufacture eye care products at our facilities in Hangzhou, China, and Alcobendas, Spain. We manufacture LVC surgical products at our facilities in Santa Clara, California, Irvine, California and Albuquerque, New Mexico, and we manufacture cataract/implant surgical products at our facilities in Añasco, Puerto Rico, Groningen, Netherlands and Uppsala, Sweden.

In November 2003, we entered into an agreement with Nicholas Piramal India Limited for the supply of neutralizing tablets primarily used with our hydrogen peroxide-based lens care products and unit dose solutions. Nicholas Piramal is a sole-source supplier of these products. If supply of these products were interrupted, we cannot assure you that we would be able to obtain replacement products, and our eye care product sales may be negatively impacted in a material manner.

Our Sovereign Compact system is manufactured by Sanmina-SCI under a manufacturing and supply agreement, which terminates on January 1, 2009. If Sanmina-SCI were to cease manufacturing for any reason, we cannot assure you that we would be able to replace them on terms favorable to us, or at all.

The manufacturing of VISX STAR, WaveScan, IntraLase, and Signature Whitestar systems are manufactured in facilities located in Santa Clara, California, and Irvine, California, where these instruments are assembled, programmed, and tested. In 2008 we will be relocating our Santa Clara and Irvine manufacturing operations to our new Milpitas, California facility. We are dependent on obtaining certain regulatory approvals and permits in order to manufacture and ship these products from our Milpitas, California facility. Failure to receive or delay in receiving these regulatory approvals and permits could impair our ability to maintain a sufficient supply of these systems.

We purchase all of the components used in the manufacture and assembly of our product offering from outside vendors. A portion of components used in our products are made by sole source vendors. Although these components constitute only a portion of the total components in our product offering, these components are integral to our products and as a result our success is tied to our continuing ability to obtain supplies of these components. Please see our risk factors for a discussion of the risks related to our reliance on single and limited source vendors.

Governmental Regulation

United States. Our products and operations are subject to extensive and rigorous regulation by the FDA. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, advertising, promotion, distribution and production of medical devices in the United States to provide reasonable assurance that medical products are safe and effective for their intended uses. The Federal Trade Commission also regulates the advertising and promotion of our products.

Under the Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to provide a reasonable assurance of safety and effectiveness. Our current products are Class I, II and III medical devices. Examples of Class II devices include the femtosecond laser and phacoemulsification systems. Examples of Class III devices include IOLs and excimer lasers for vision correction.

Class I devices are those for which safety and effectiveness can be reasonably assured by adherence to FDA guidelines and regulations, including compliance with the applicable portions of the FDA’s regulations governing quality systems, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials, referred to as the general controls. Some Class I, also called Class I reserved, devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Many Class I products are exempt from the premarket notification requirements.

Class II devices are those which are subject to the general controls and may require adherence to certain performance standards or other special controls (as specified by the FDA) and premarket clearance by the FDA. Premarket review and clearance by the FDA for these devices is accomplished through the 510(k) premarket notification procedure. For most Class II devices, the manufacturer must submit a premarket notification to the FDA demonstrating that the device is “substantially equivalent” to a legally marketed “predicate” device.

If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device. By regulation, the FDA is required to complete its review of a 510(k) within 90 days of submission of the notification. Clearance may take longer as the Agency can request additional information about the device. For example, the FDA may require clinical data to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not “substantially equivalent,” the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill much more rigorous premarketing requirements, known as premarket approval.

A Class III product is a product that has a new intended use or that uses advanced technology that is not substantially equivalent to a use or technology established in a legally marketed device, or for which there is not sufficient information to establish performance standards or special controls to provide reasonable assurance of the device’s safety and effectiveness. Class III includes products for use in supporting or sustaining human life or for a use that is of substantial importance in preventing impairment of human health or presents a potential unreasonable risk of illness or injury. The safety and effectiveness of Class III devices cannot be reasonably assured solely by the general controls and the other requirements described above. Therefore, these devices almost always require clinical studies to demonstrate safety and effectiveness.

FDA approval of a premarket approval application is required before marketing a Class III product. The premarket approval application process is much more demanding than the 510(k) premarket notification process. A premarket approval application, which is intended to provide reasonable assurance that the device is safe and effective, must be supported by extensive data, including data from engineering studies, preclinical evaluations and human clinical trials and published research material. The premarket approval application must contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing and testing, and proposed labeling. Following receipt of a premarket approval application, once the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will formally accept the application for review. The FDA, by statute and by regulation, has 180 days to review a filed premarket approval application, although the review of an application more often occurs over a significantly longer period of time as there are typically multiple rounds of questions and requests for clarification. A maximum time of 360 days is allowed to respond to deficiencies.

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

When FDA approval of a device requires human clinical trials, and if the clinical trial presents a “significant risk” (as defined by the FDA) to human health, the device sponsor is required to file an investigational device exemption, or IDE, application with the FDA and obtain IDE approval prior to commencing the human clinical trial. If the clinical trial is considered a “nonsignificant risk,” IDE submission to the FDA is not required. Instead, only approval from the Institutional Review Board overseeing the clinical trial is required, although the study is still subject to FDA oversight under other provisions of the IDE regulation. Human clinical studies are generally required in connection with approval of Class III devices and to a much lesser extent for Class I and II devices. Clinical trials conducted abroad for FDA approval must comply with both local and FDA regulations and guidance.

Continuing Food and Drug Administration Regulation. After the FDA permits a device to enter commercial distribution, numerous regulatory requirements apply. These include:

•	the registration and listing regulation, which requires manufacturers to register all manufacturing facilities and list all medical devices placed into commercial distribution;

•	the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	labeling regulations that prescribe the FDA’s general prohibition against promoting products for unapproved or “off-label” uses;

•

the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;

•	Regulations for the field correction and removal (recall) of medical devices that fail to conform to specifications and standards and that may pose a hazard to health;

•	Device tracking requirements; and

•	Post market surveillance requirements.

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

Governmental Reimbursement. In the United States, a significant percentage of the patients who receive our IOLs are covered by the federal Medicare program. When a cataract extraction with IOL implantation is performed in an ambulatory surgical center, Medicare provides the ambulatory surgical center with a fixed facility fee that includes the cost of the IOL. After the Centers for Medicare and Medicaid Services (CMS) (formerly the Health Care Financing Administration), awarded “new technology intraocular lens” status to our Tecnis IOL in 2006, the reimbursement rate for Tecnis IOLs implanted in ambulatory surgical centers increased an additional $50 until February 2011. When the procedure is performed in a hospital outpatient department, the hospital’s reimbursement is based on a prospective payment that includes payment for the IOL. The allowance is the same for all IOLs.

Effective January 1, 2008, Medicare established a new payment system for services performed in ambulatory surgery centers. This new system will be phased in over a four year period, indexing ambulatory surgery center payments to payments established for like procedures performed in hospital outpatient departments. For 2008, ambulatory surgery center payments have effectively remained unchanged. At this time, it is not possible to determine the long-term effect of this new payment system on our revenues or financial condition. In addition, if implemented, price controls or other cost-containment measures could materially and adversely affect our revenues and financial condition.

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

International Regulation. Internationally, the regulation of medical devices is also complex. In Europe, our products are subject to extensive regulatory requirements. The regulatory regime in the European Union for medical devices became mandatory in June 1998. It requires that medical devices may only be placed on the market if they do not compromise safety and health when properly installed, maintained and used in accordance with their intended purpose. National laws conforming to the European Union’s legislation regulate our IOLs and eye care products under the medical devices regulatory system. Although the more variable national requirements under which medical devices were formerly regulated have been substantially replaced by the EU Medical Devices Directive, individual nations can still impose unique requirements that may require supplemental submissions. The European Union medical device laws require manufacturers to declare that their products conform to the essential regulatory requirements after which the products may be placed on the market bearing the CE Mark. Manufacturers’ quality systems for products in all but the lowest risk classification are also subject to certification and audit by an independent notified body. In Europe, particular emphasis is being placed on more sophisticated and faster procedures for the reporting of adverse events to the competent authorities.

In Japan, premarket approval and clinical studies are required, as is governmental pricing approval for medical devices. Clinical studies are subject to a stringent “Good Clinical Practices” standard. Approval time frames from the Japanese Ministry of Health, Labour and Welfare (MHLW) vary from simple notifications to review periods of one or more years, depending on the complexity and risk level of the device. In addition, importation into Japan of medical devices is subject to “Good Import Practices” regulations. As with any highly regulated market, significant changes in the regulatory environment could adversely affect future sales.

In many of the other foreign countries in which we market our products, we may be subject to regulations affecting, among other things:

•	product standards and specifications;

•	packaging requirements;

•	labeling requirements;

•	quality system requirements;

•	import restrictions;

•	tariff regulations;

•	duties; and

•	tax requirements.

Many of the regulations applicable to our devices and products in these countries are similar to those of the FDA. In some regions, the level of government regulation of medical devices is increasing, which can lengthen time to market and increase registration and approval costs. In many countries, the national health or social security organizations require our products to be qualified before they can be marketed with the benefit of reimbursement eligibility.

Fraud and Abuse. We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws, physician self-referral laws, and false claims laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs including Medicare, Medicaid, Veterans Administration (VA) health programs and TRICARE. Although we believe that our operations are in material compliance with such laws, and we strive to achieve and maintain compliance, we cannot provide complete assurance as these laws are far-reaching and their interpretation is subject to change. As a result, we could be required to alter one or more of our practices to remain in compliance with these laws. The occurrence of one or more violations of these laws could result in a material adverse effect on our financial condition and results of operations.

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

Employee Relations

At December 31, 2007, we employed approximately 4,100 persons throughout the world, including approximately 1,400 in the United States. None of our U.S.-based employees are represented by unions. We consider our relations with our employees to be good.

Global Sales

Net sales in the United States were approximately $458.7 million, $416.4 million and $302.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, or 42% of total net sales in 2007 and 2006, and 33% of total net sales in 2005. Our international sales represented approximately $632.1 million, $581.1 million and $618.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, or 58% of total net sales in 2007 and 2006, and 67% of total net sales in 2005. Sales in Japan were approximately $145.4 million, $138.7 million and $174.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our products are sold in over 60 countries. Sales are attributed to the country where the customer resides. Marketing activities are coordinated on a worldwide basis, and local management teams provide leadership and infrastructure for introduction of new products in the local markets. For additional geographic area information, see Note 14 of Notes to Consolidated Financial Statements.

Raw Materials

We use a diverse and broad range of raw materials in the design, development and manufacturing of our products. While we do fabricate or formulate some of our materials at our manufacturing facilities, we purchase most of the materials and components used in manufacturing of our products from external suppliers. In addition, we purchase some supplies from single sources for reasons of quality assurance, sole source availability, cost effectiveness or constraints resulting from regulatory requirements. Several of our materials are sole sourced, including the source of hyaluronic acid used in manufacturing our Healon family of products. However, we work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability. Where we buy a material from one source and other sources are available, alternative supplier options are generally considered and identified, although we do not typically pursue regulatory qualification of alternative sources due to the strength of our existing supplier relationships and the time and expense associated with the regulatory process. A change in suppliers could require significant effort or investment by us in circumstances where the items supplied are integral to the performance of our products or incorporate unique technology.

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

Competition

The markets for our products are intensely competitive and are subject to significant technological change. Companies within the cataract / implant and laser vision correction markets compete on technological leadership and innovation, quality and efficacy of products, relationships with eye care professionals and health care providers, breadth and depth of product offering and pricing. We believe we have the second largest cataract/implant business on a global basis behind Alcon, Inc., a subsidiary of Nestle S.A. Other competitors in the cataract/implant business include Bausch & Lomb, Staar Surgical, Eyeonics, Hoya, Santen, and Zeiss-Meditec. We believe we have the world’s largest laser vision correction business. Other competitors include Alcon, Bausch & Lomb, Zeiss-Meditec, Moria, Nidek and Ziemer. We believe our competitive position is enhanced by our large international distribution network, our focus on technology and customer relationships, and product quality. Our ability to compete against larger companies may be impeded by having fewer resources to devote to research and development as well as sales and marketing.

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

Our competitors may develop technologies and products that are more effective or less costly than any of our current or future products or that could render our products obsolete or noncompetitive. Some of these competitors have substantially more resources and marketing capabilities than we do. Among other things, these consolidated companies can spread their research and development costs over much broader revenue bases than we can and may be able to better influence customer and distributor buying decisions. Our inability to produce and develop products that compete effectively against those of our competitors could result in a material reduction in sales.

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

We have rights to over 1,450 granted and issued patents and over 1,200 pending patent applications relating to aspects of the technology incorporated in many of our products. The scope and duration of our proprietary protection varies throughout the world by jurisdiction and by individual product. In particular, patents for individual products extend for varying periods of time according to the date a patent application is filed, the date a patent is granted and the term of patent protection available in the jurisdiction granting the patent. Our proprietary protection often affords us the opportunity to enhance our position in the marketplace by precluding our competitors from using or otherwise exploiting our technology.

We believe trademark protection is particularly important to the maintenance of the recognized brand names under which we market our products. The scope and duration of our trademark protection varies throughout the world, with some countries protecting trademarks only as long as the mark is used, and others requiring registration of the mark and the payment of registration fees. We own or have rights to material trademarks or trade names that we use in conjunction with the sale of our products, which include, among others, Advanced Medical Optics®, Advanced CustomVue™, AMO®, Baerveldt®, blink™, Blink-n-Clean®, blink Contacts®, ClariFlex®, Complete®, Consept®, Consept 1 Step™, CustomVue®, ELLIPS™, Easy Rub™, Fusion™, Healon®, Healon5®, Healon D™, Healon GV®, Intralase®, iLASIK™, Occlusion Mode® , OptiBlue™, OptiEdge™, Oxysept®, Oxysept 1 Step™, ReZoom®, Sensar®, Sovereign®, Stabileyes®, Star S4 IR™, Tecnis®, The Unfolder®, UltraCare®, Ultrazyme®, Verisyse™, VISX®, WaveScan®, WaveScan WaveFront®, WhiteStar® and WhiteStar Signature™. Generally, our products are marketed under one of these trademarks or brand names.

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

As part of our business strategy, we intend to pursue selected acquisitions and strategic alliances and partnerships. We compete with other ophthalmic surgical product and eye care companies, among others, for these opportunities and we cannot assure you that we will be able to effect strategic alliances, partnerships or acquisitions on commercially reasonable terms or at all. Even if we do enter into these transactions, we may experience:

•	delays in realizing the benefits we anticipate, or we may not realize the benefits we anticipate at all;

•	difficulties in integrating any acquired companies and products into our existing business;

•	attrition of key personnel from acquired businesses;

•	costs or charges to expand the operations of these acquired entities or otherwise for which such investment may not provide an adequate return;

•	difficulties or delays in obtaining regulatory approvals;

•	the expenditure of significant and material monies to complete integration work for these acquired entities as well as significantly higher costs of integration than we anticipated; or

•	unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations.

Consummating these transactions could also result in the incurrence of additional debt and related interest expense, as well as unforeseen contingent liabilities, all of which could have a material adverse effect on our business, financial condition and results of operations. We may also issue additional equity in connection with these transactions, which may dilute our existing stockholders.

We conduct a significant amount of our sales and operations outside of the United States, which subjects us to additional business risks that may cause our profitability to decline.

Because we manufacture and sell a significant portion of our products in a number of foreign countries, our business is subject to risks associated with doing business internationally. In particular, our products are sold in over 60 countries, and most of our manufacturing facilities are located outside the continental United States, in Añasco, Puerto Rico; Alcobendas, Spain; Hangzhou, China; Uppsala, Sweden; and Groningen, Netherlands. In 2007, on an historical basis, we derived approximately $632.1 million, or 58%, of our net sales, from sales of our products outside of the United States, including 13% of our net sales in Japan. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to greater risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	unexpected changes in foreign regulatory requirements;

•	differing local product preferences and product requirements;

•	fluctuations in foreign currency exchange rates;

•	political and economic instability;

•	cultural differences;

•	changes in foreign medical reimbursement and coverage policies and programs;

•	diminished protection of intellectual property in some countries outside of the United States;

•	trade protection measures and import or export licensing requirements;

•	difficulty in staffing and managing foreign operations, where turnover tends to be higher;

•	difficulty in coordinating foreign management and aligning business practices;

•	differing labor regulations; and

•	potentially negative consequences from changes in tax laws.

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

A significant portion of our sales and operating costs are, and from time to time a portion of our indebtedness may be, denominated in foreign currencies. We are therefore exposed to fluctuations in the exchange rates between the U.S. dollar and the currencies in which our foreign operations receive revenues and pay expenses, including debt service. Our consolidated financial results are denominated in U.S. dollars and therefore, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars. In addition, the assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the weighted average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in “Accumulated other comprehensive income (loss)” in Stockholders’ equity. Gains and losses resulting from foreign currency fluctuations and remeasurements relating to foreign operations deemed to be operating in U.S. dollar functional currency are included in “Other, net” in our consolidated statements of operations. Accordingly, changes in currency exchange rates will cause our net earnings and stockholders’ equity to fluctuate. We use hedging methods on a regular basis to manage the foreign exchange risk. This has historically been accomplished through the use of options and forward contracts.

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

Without the timely introduction of new commercially successful products and enhancements, our products may become obsolete over time, in which case our sales and operating results would suffer. The success of our new product offerings will depend on several factors, including our ability to:

•	properly identify and anticipate customer needs;

•	commercialize new products in a cost-effective and timely manner;

•	manufacture and deliver products in sufficient volumes on time;

•	obtain and maintain regulatory approval for such new products;

•	differentiate our offerings from competitors’ offerings;

•	achieve positive clinical outcomes;

•	satisfy the increased demands by health care payors, providers and patients for lower-cost procedures;

•	innovate and develop new materials, product designs and surgical techniques; and

•	provide adequate medical and/or consumer education relating to new products.

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

We generally manufacture our cataract/implant and laser vision correction products at single sites, creating a potential for a material business interruption should any of these sites be affected by a natural disaster or plant shutdown.

We manufacture phacoemulsification and excimer laser systems in Santa Clara, California (moving to Milpitas, California in 2008). We manufacture femtosecond laser systems in Irvine, California (also moving to Milpitas, California in

2008). We manufacture our IOLs in Aňasco, Puerto Rico and our viscoelastics in Uppsala, Sweden. If any of these facilities were affected by a natural disaster or plant shutdown, or if our transition to the Milpitas facility is delayed, our supply of products could be interrupted. We may not be able to identify and validate alternative sources for the affected products in a timely manner, given the substantial regulatory requirements required for such validations. Any prolonged disruption in the operation of our manufacturing facilities or those of our third-party manufacturers could materially harm our business.

We face intense competition, and our failure to compete effectively could have a material adverse effect on our profitability and results of operations.

We face intense competition in the markets for our ophthalmic surgical and eye care products and these markets are subject to rapid and significant technological change. We have numerous competitors in the United States and abroad, including, among others, large companies such as Alcon, Inc., a publicly traded subsidiary of Nestle S.A.; Bausch & Lomb; CIBA Vision Corporation, a unit of Novartis, and Zeiss-Meditech, among others. Many of our competitors have substantially more resources and a greater marketing scale than we do. We may not be able to sustain our current levels of profitability and growth as competitive pressures, including pricing pressure from competitors, increase. In addition, if we are unable to develop and produce or market our products to effectively compete against our competitors, our operating results will materially suffer. We also compete against a large number of providers of alternative vision correction solutions, some of which may have greater financial resources than us. New or different methods of vision correction are continually being introduced. Any of these competitive pressures could result in significantly decreased demand for our products.

Because of our leading market position in the laser vision correction business, all of our competitors target our market share in order to grow their own revenues. We can give no assurance that we will be able to maintain or grow our existing market share and we may be required to incur considerable expenditures in order to maintain or increase that market share. Should our procedure market share decline, it would have a material adverse effect on our business, financial position, and results of operations.

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

In November 2006 and May 2007, we commenced voluntary recalls of eye care solutions, which resulted in substantial product returns, a material decrease in eye care sales and increased costs associated with the recalls and the necessary corrective measures. We cannot assure you that we have fully anticipated the impact of these recalls on our eye care business, including litigation exposure, or that we will be able to regain our prior market position. Our inability to regain market share reasonably close to our pre-recall levels would have a material affect on our business, financial condition, results of operations and cash flows.

We could experience losses and increased expenses due to legal proceedings.

We and certain of our subsidiaries are involved in various product liability, consumer, commercial, employment and securities litigations and claims and other legal proceedings that arise from time to time. Litigation is inherently unpredictable. Although we believe we have substantial defenses in these matters, we could in the future incur significant expenses and judgments or enter into settlements of claims that could have a material adverse effect on our results of operations and cash flows in any particular period.

If we fail to maintain our relationships with health care providers, customers may not buy our products and our revenue and profitability may decline.

We market our products to numerous health care providers, including eye care professionals, hospitals, ambulatory surgical centers, corporate optometry and LASIK chains and group purchasing organizations. We have developed and strive to maintain close relationships with members of each of these groups who assist in product research and development and advise us on how to satisfy the full range of surgeon and patient needs. We rely on these groups to recommend our products to their patients and to other members of their organizations. The failure of our existing products and any new products we may introduce to retain the support of these various groups could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We generally do not have long-term contracts with our customers, and our revenues with LASIK customers are concentrated.

We generally do not enter into long-term contracts with our customers. As a result, we are exposed to volatility in the market for our products and loss of our customers. A significant percentage of our LASIK sales are to corporate LASIK chains, particularly in the U.S., Japan and parts of Europe. We anticipate that these chains will continue to garner more of the LASIK procedure market in these areas. This concentration has the potential to affect our sales, should any one or more of these corporate chains move to a competitor’s technology. The concentration could also negatively impact our ability to collect payments should any one or more of these chains experience financial difficulties. As a result of these factors, we may not be able to maintain our level of profitability or collect cash that is due to us. If we are unable to market our products on terms we find acceptable or collect monies owed to us, our financial condition and results of operations could suffer materially.

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

Before a new medical device or new use of, or claim for, or modification to an existing product can be marketed in the United States, a company may have to apply for and receive either 510(k) clearance or premarket approval. Either process can be expensive, lengthy and unpredictable. Also, the identification or increased frequency of safety or effectiveness concerns could result in product recall or withdrawal or rescission of our FDA clearance or premarket approval. Compliance with these regulations is expensive and time-consuming. We, our subcontractors, and third-party manufacturers are subject to periodic and unannounced inspections by FDA and governmental authorities to assess compliance. If we fail to comply, the FDA and state or other regulatory agencies have broad enforcement powers, including any of the following sanctions:

•	warning letters, fines, injunctions, consent decrees, civil penalties and exclusion from participation in federal and state health care programs;

•	repair, replacement, recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusal of our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products;

•	withdrawal of 510(k) clearance or premarket approvals that have already been granted;

•	suspension of sales to the Veterans Administration; and

•	criminal prosecution and penalties.

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

The clinical trials required to obtain regulatory approvals for some of our products are complex and expensive, and their outcomes are uncertain. We incur substantial expense for, and devote significant time to, clinical trials, but we cannot be certain that the trials will ever result in the commercial sale of a product. We may suffer significant setbacks in clinical trials, even after earlier clinical trials showed promising results. Any of our products may produce undesirable side effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. We, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time if they or we believe the trial participants face unacceptable health risks.

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

In the future, federal, state or local governments in the United States or foreign countries could enact new or more stringent laws or issue new or more stringent regulations concerning environmental and worker health and safety matters that could affect our operations. Regulations limiting the use in medical devices of certain materials considered harmful to the environment could increase the cost and limit the availability of components that are critical to the safety and effectiveness of our devices. In addition, the research, development, procurement and product approvals associated with any required changes to components could result in unanticipated increases in product cost. Also, in the future, contamination may be found to exist at our current or former facilities or off-site locations where we have sent wastes. We could be held liable for such newly discovered contamination which could have a material adverse effect on our business or financial condition. In addition, changes in environmental and worker health and safety requirements could have a material adverse effect on our business or financial condition.

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

Our business depends upon broad market acceptance of laser vision correction by both doctors and patients in the United States and key international markets. Our profitability and growth will be largely dependent on increasing levels of market acceptance and procedure growth, especially with regard to our higher-priced CustomVue™ procedure. Potential complications and side effects of laser vision correction include: post-operative discomfort, corneal haze (an increase in the light scattering properties of the cornea) during healing, glare/halos (undesirable visual sensations produced by bright lights), decreases in contrast sensitivity, temporary increases in intraocular pressure in reaction to procedure medication, modest fluctuations in refractive capabilities during healing, modest decrease in best corrected vision (i.e., with corrective eyewear), unintended over- or under-corrections, regression of effect, disorders of corneal healing, corneal scars, corneal ulcers, and induced astigmatism (which may result in blurred or double vision and/or shadow images). In addition to the potential side effects and complications associated with LASIK generally, some LASIK surgeons have observed incidents of transient light sensitivity with use of a femtosecond laser to create a flap, although this has affected only a small percentage of patients and appears to resolve quickly with treatment. Some consumers may choose not to undergo laser vision correction because of these complications or more general concerns relating to its safety and efficacy or a resistance to surgery in general. Alternatively, some consumers may elect to delay undergoing laser vision correction surgery because they believe improved technology or methods of treatment will be available in the near future. Should either the ophthalmic community or the general population turn away from laser vision correction as an alternative to existing methods of treating refractive vision disorders, or if future technologies replace laser vision correction, these developments could delay or prevent market acceptance of laser vision correction, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

The possibility of long-term side effects and adverse publicity regarding laser correction surgery could seriously harm our business.

Compared with medical devices such as intraocular lenses, there is less long-term follow up experience with devices like our IntraLase FS laser and VISX excimer laser systems. Consequently there are no long-term follow up data that might reveal unknown side effects or complications associated specifically with this technique. The possibility of unfavorable side effects, and any concomitant adverse publicity, could seriously harm our business. Any future reported adverse outcomes or pattern of side effects involving the use of our lasers specifically, or with respect to LASIK procedures generally, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Adoption of our femtosecond laser product offering may be slower than anticipated.

LASIK surgeons may adopt our femtosecond laser technology at a slower rate than we have anticipated, unless they determine, based on experience, clinical data and studies and published journal articles, including peer review articles, that our product offering provides significant benefits or an attractive alternative over the traditional method of creating the corneal flap using the microkeratome. In order for the adoption rate of our technology to meet our expectations, patients must also continue to be willing to pay for LASIK surgery using our femtosecond product offering despite its being more expensive than LASIK surgery with the microkeratome. LASIK surgeons typically receive more income per eye when using our product offering instead of the traditional microkeratome.

Measures we take to ensure collection of laser per procedure charges may be inadequate.

Generating per procedure revenues from our installed base of femtosecond and excimer lasers is a key aspect of our business. We generally charge our customers per procedure fees for each eye treated. For the femtosecond laser, this fee is inclusive of a disposable patient interface, which is intended to be used on a single eye and discarded. We typically charge our customers procedure fees based on our shipments to them of per procedure disposable interfaces. We believe that a small percentage of our customers, in an effort to avoid procedure fees, have in the past used a single patient interface to treat multiple eyes. For the excimer laser, our customers may devise means to avoid the need for treatment cards. We have multiple features and measures to detect and address these practices to avoid per procedure fees. If these practices with respect to our excimer or femtosecond laser products (or other fee avoidance practices such as counterfeiting) were to continue or to proliferate, it could have a material adverse effect on our business.

General economic conditions could have a negative impact on our business, financial position, and results of operations.

Because laser vision correction is not subject to reimbursement from third-party payors such as insurance companies or government programs, the cost of laser vision correction is typically borne by individuals directly. Accordingly, weak or uncertain economic conditions may cause individuals to be less willing to incur the procedure cost associated with laser vision correction as was evidenced by VISX’s decline in revenues from 2002 compared to 2001 and from 2001 compared to 2000. A decline in economic conditions, especially in the United States, could result in a decline in the number of laser vision correction procedures performed and could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

Any failure by third-party financing entities to satisfy their obligations to us would negatively impact our financial condition.

We have relationships with third-party financing entities that purchase our products directly and subsequently lease and/or sell these products to end-user customers, or provide financing directly to customers who purchase products directly from us. Should any third-party financing entity or entities fail or refuse to pay us in a timely manner or at all, it could negatively affect our cash flows and could have a material adverse effect on our business, financial position, results of operations and cash flows.

If any of our employees, consultants or others breach their proprietary information agreements, our competitive position could be harmed.

We protect our proprietary technology, in part, through proprietary information and inventions agreements with employees, consultants and other parties. These agreements with employees and consultants generally contain standard provisions requiring those individuals to assign to us, without additional consideration, inventions conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions. If any of our employees, consultants or others breach these agreements, our competitors may learn of our trade secrets.

Risks Relating to Our Indebtedness and Our Common Stock

We have a significant amount of debt. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our debt.

We have a significant amount of debt and substantial debt service requirements. As of December 31, 2007, we had $1,607.7 million of outstanding debt. Our revolving line of credit included outstanding cash borrowings of $60.0 million and commitments to support letters of credit totaling $8.6 million issued on our behalf for normal operating purposes which resulted in an available balance of $231.4 million.

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

Our ability to meet our payment and other obligations under our debt depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure debt holders that our business will generate cash flow from operations, or that future borrowings will be available to us under our senior credit facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under our debt and to fund other liquidity needs. We made an irrevocable election to satisfy in cash our conversion obligation with respect to the principal amount of any of our 2 1/2% convertible senior subordinated notes due 2024 (Existing 2 1/2% Convertible Notes) converted after December 15, 2004, with any remaining amount of the conversion obligation to be satisfied in shares of our common stock, in each case, calculated as set forth in the indenture governing the Existing 2 1/2% Convertible Notes. In addition, because we made this election, the indenture provides that we must satisfy in cash our obligations to repurchase any Existing 2 1/2% Convertible Notes that holders put to us on January 15, 2010, July 15, 2014 and July 15, 2019.

If the Existing 2 1/2% Convertible Notes become convertible pursuant to their terms and the holders elect to convert or if holders elect to put their notes to us on the specified repurchase dates, we may not have sufficient cash to satisfy our obligations. In addition, our 1.375% and 3.25% convertible senior subordinated notes due 2025 and 2026, respectively, contain similar provisions. We may be unable to repurchase the notes for cash when required by the holders, including following a fundamental change, or to pay the portion of the conversion value upon conversion of any notes by the holders. Our repurchase of any such notes may be prohibited by our other debt instruments, which could cause defaults and cross-defaults under our other debt agreements. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the notes and our other debt and our liquidity and financial position could be materially adversely affected.

Some of our debt agreements contain covenant restrictions that may limit our ability to operate our business.

The agreements governing our senior credit facility contain covenant restrictions that limit our ability to operate our business, including restrictions on our ability to:

•	incur additional debt or issue guarantees;

•	create liens;

•	make certain investments, including acquisitions;

•	enter into transactions with our affiliates;

•	sell certain assets;

•	redeem capital stock or make other restricted payments;

•	declare or pay dividends or make other distributions to stockholders; and

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis.

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

As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. In addition, our failure to comply with these covenants could result in a default under our debt, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt. As of December 31, 2007, we were in compliance with our financial and other covenants.

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

Our stock price may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

•	quarterly variations in our operating results;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	changes in expectations as to our future financial performance;

•	announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by us or our competitors;

•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	future sales of our equity or equity-related securities;

•	changes in general conditions in our industry and in the economy, the financial markets and the domestic or international political situation;

•	developments or disputes (including lawsuits) concerning proprietary rights or other legal matters;

•	developments in the insurance market, which may limit the amount of insurance coverage available to us;

•	recalls or significant quality issues;

•	departures of key personnel; and

•	regulatory considerations.

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

We are also subject to anti-takeover provisions under Delaware law, which could also delay or prevent a change of control. Together, these provisions of our amended and restated certificate of incorporation and bylaws, Delaware law and our stockholder rights plan may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices of our common stock and, possibly and also could limit the price that investors are willing to pay in the future for shares of our common stock.

Item 1B.	Unresolved Staff Comments

We believe there are no material unresolved written comments from the Commission.

Item 2.	Properties

Our principal executive offices and research facilities are located in Santa Ana, California, in a facility subleased by us through July 2015. We also have an administrative, research and development and manufacturing facility in Milpitas, California, the lease for which expires in June 2017. The Milpitas site is new and is a relocation of the existing operations in Santa Clara, California and Irvine, California. The lease for the Santa Clara facility expires in May 2008. We have a customer service location in Irvine, California, with a lease through June 2009 and an additional manufacturing and R&D location in Irvine, California with a lease through August 2015, through the acquisition of IntraLase in 2007. We plan to close this facility, move operations to current AMO facilities or smaller leased space, and sublet the space.

We have an administrative, research and development, and manufacturing facility through the acquisition of WaveFront Sciences in Albuquerque, New Mexico, with a lease through September 2008. We conduct our global operations in facilities that we own or lease. Material facilities include administrative facilities in Australia, Canada, France, Germany, Hong Kong, Singapore, Ireland, Italy, Spain and the United Kingdom. We also have facilities in Japan used for administration, sales and research and development, and for distribution and warehousing. We lease all of these facilities. In addition, we operate five manufacturing facilities: one in Añasco, Puerto Rico, where we lease the land and the facility, one in Alcobendas, Spain, where we own the land and the facility, one in Hangzhou, China, where we own the facility but lease the land, one in Uppsala, Sweden, where we own the land and the facility, and one in Groningen, Netherlands, where we own the land and the facility. We believe these facilities are adequate for the current needs of our business.

Item 3.	Legal Proceedings

On August 24, 2007 and September 13, 2007, two purported class action complaints were filed by Scott Kairalla and Barry Galison (Galison case), respectively, in the U.S. District Court of the Central District of California on behalf of purchasers of our securities between January 4 and May 25, 2007. The Galison case was dismissed without prejudice on November 20, 2007. An amended consolidated complaint was filed on January 18, 2008 (Consolidated Complaint). The Consolidated Complaint alleges claims under the Securities Exchange Act of 1934 against us and certain of our officers and directors. The Consolidated Complaint alleges that we made material misrepresentations concerning our Complete MoisturePlus product. We do not believe that the complaint has merit and intend to defend ourselves vigorously. We may incur substantial expenses in defending against the allegations. In the event of a determination adverse to us or our officers and directors, we may incur substantial monetary liability which could have a material adverse effect on our financial position, results of operations or cash flows.

As of December 31, 2007, we have been served or are aware that we have been named as a defendant in approximately 73 product liability lawsuits pending in various state and federal courts within the U.S. as well as certain jurisdictions outside the U.S. in relation to the May 25, 2007 recall of Complete MoisturePlus Multi-Purpose Solution. These suits involve allegations of personal injury to 82 consumers. Of these 73 cases, 62 have been filed in various U.S. courts, nine in Canada and two in jurisdictions outside North America. None of the U.S. personal injury actions have been filed as purported class actions; however, four of the Canadian personal injury matters seek class action status. In addition to personal injury suits, three U.S. and four Canadian matters have been filed as purported class actions by uninjured consumers seeking reimbursement for discarded product pursuant to various consumer protection statutes.

These cases involve complex medical and scientific issues relating to both liability and damages and are currently at a very early stage. Moreover, most of the plaintiffs seek unspecified damages. Because of this, and because these types of suits are inherently unpredictable, we are unable at this time to predict the outcome of these matters or to provide a reasonable estimate of potential losses. At this time, we have not recorded any provisions for potential liability related to the 2007 Recall. We intend to vigorously defend ourselves in these matters; however, we could in future periods enter into settlements or incur judgments that, individually or in the aggregate, could have a material adverse impact on our financial condition in any such period.

While we are involved from time to time in litigation arising in the ordinary course of business, including product liability claims, we are not currently aware of any other actions against us or Allergan relating to the optical medical device business that we believe would have a material adverse effect on our business, financial condition, results of operations or cash flows. We may be subject to future litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products. We operate in an industry susceptible to significant product liability claims. Product liability claims may be asserted against us in the future arising out of the 2007 Recall and/or events not known to us at the present time. Under the terms of the contribution and distribution agreement effecting the spin-off, Allergan agreed to assume responsibility for, and to indemnify us against, all current and future litigation relating to its retained businesses and we agreed to assume responsibility for and to indemnify Allergan against, all current and future litigation related to the optical medical device business.

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

Market Information. The following table shows the quarterly price range of our common stock during the periods listed.

	2007		2006
Calendar Quarter	Low	High	Low	High
First	$33.99	$38.97	$41.11	$47.23
Second	33.48	42.90	43.97	50.70
Third	26.95	35.96	38.75	52.04
Fourth	23.82	32.05	34.77	41.94

Our common stock is listed on the New York Stock Exchange and is traded under the symbol “EYE.” The closing price of our common stock was $23.16 on February 26, 2008.

The approximate number of stockholders of record was 4,475 as of February 26, 2008.

The following sets forth shares purchased from employees to pay taxes related to our equity incentive plan:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 28, 2007 to October 31, 2007	—	$—	—	—
November 1, 2007 to November 30, 2007	—	$—	—	—
December 1, 2007 to December 31, 2007	187	$25.58	—	—
Total	187	$25.58	—	—

(1)	Represents shares purchased from employees to pay taxes related to an employee benefit plan.

Item 6.	Selected Financial Data

The following table sets forth selected financial data as of and for each of the years in the five-year period ended December 31, 2007, which has been derived from our audited consolidated financial statements.

	For the Year Ended December 31,
	2007(d)	2006(c)	2005(b)	2004(a)	2003
	(in thousands, except per share data)
Statement of Operations:
Net sales	$1,090,846	$997,496	$920,673	$742,099	$601,453
Cost of sales	474,974	379,325	353,325	306,164	227,811

Gross profit	615,872	618,171	567,348	435,935	373,642

Selling, general and administrative	547,112	404,802	396,599	329,197	276,695
Research and development	81,832	66,099	61,646	45,616	37,413
In-process research and development	86,980	—	490,750	28,100	—
Business repositioning	—	46,417	29,680	—	—
Net gain on legal contingencies	—	(96,896)	—	—	—

Operating (loss) income	(100,052)	197,749	(411,327)	33,022	59,534
Interest expense	70,536	30,272	29,332	26,933	24,224
Unrealized loss (gain) on derivative instruments	6,127	1,290	(2,563)	403	246
Loss due to early retirement of Convertible Senior Subordinated Notes	—	18,783	1,885	116,282	—
Other, net	3,238	2,588	316	10,620	17,802

(Loss) earnings before income taxes	(179,953)	144,816	(440,297)	(121,216)	17,262
Provision for income taxes	12,996	65,345	12,900	8,154	6,905

Net (loss) earnings	$(192,949)	$79,471	$(453,197)	$(129,370)	$10,357

Basic (loss) earnings per share	$(3.22)	$1.25	$(8.28)	$(3.89)	$0.36

Diluted (loss) earnings per share	$(3.22)	$1.21	$(8.28)	$(3.89)	$0.35

(a)	Includes results of the acquired Pfizer Inc. Surgical Ophthalmic Business since June 26, 2004 (date of acquisition).
(b)	Includes results of the acquired VISX business since May 27, 2005 (date of acquisition).
(c)	In 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”
(d)	Includes results of the acquired IntraLase business since April 2, 2007 (date of acquisition). In 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.”

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash and equivalents	$34,525	$34,522	$40,826	$49,455	$46,104
Current assets	523,111	478,143	479,005	376,825	252,492
Total assets	2,748,336	2,013,897	1,980,722	1,076,534	461,345
Current liabilities	342,594	217,453	260,116	193,923	115,301
Long term debt, net of current portion and short-term borrowings	1,543,230	851,105	500,000	550,643	233,611

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on AMO’s results of operations and cash flows during each of the three years in the period ended December 31, 2007, and the Company’s financial position at that date. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Risk Factors.” This discussion and analysis should be read in conjunction with the historical consolidated financial statements of AMO and related notes thereto included elsewhere in this Form 10-K.

Overview

We are a global leader in the development, manufacture and marketing of medical devices for the eye. Our reportable segments are represented by our three business units: cataract/implant, laser vision correction (LVC) and eye care. Our cataract/implant business focuses on the four key products required for cataract surgery — foldable intraocular lenses, or IOLs, implantation systems, phacoemulsification systems and viscoelastics. Our LVC business markets excimer and femtosecond laser systems, diagnostic devices, excimer laser treatment cards and femtosecond laser patient interfaces for use in laser eye surgery. Our eye care business provides a full range of contact lens care products for use with most types of contact lenses. These products include single-bottle, multi-purpose cleaning and disinfecting solutions, hydrogen peroxide-based disinfecting solutions, daily cleaners, enzymatic cleaners and contact lens rewetting drops.

We have operations in approximately 20 countries and sell our products in approximately 60 countries in the following four regions:

•	Americas (North and South America);

•	Europe, Africa and Middle East;

•	Japan; and

•	Asia Pacific (excluding Japan, but including Australia and New Zealand).

IntraLase Acquisition

On April 2, 2007, pursuant to the Agreement and Plan of Merger (Merger Agreement), dated as of January 5, 2007, by and among AMO, Ironman Merger Corporation, a wholly owned subsidiary of AMO, and IntraLase Corp. (IntraLase), we completed the acquisition of IntraLase (IntraLase acquisition) for total consideration of approximately $822 million in cash. IntraLase, a designer, developer and manufacturer of an ultra-fast laser for refractive and corneal surgery that creates precise corneal incisions for laser vision correction in the first step of LASIK surgery.

The IntraLase acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. The results of operations of IntraLase have been included in the accompanying consolidated statements of operations from the acquisition date. The impact of purchase accounting resulted in non-cash pre-tax charges of $85.4 million for in-process research and development and $7.7 million for step-up of inventory to fair value in the second quarter of 2007. We expensed other acquisition and integration related pre-tax charges of $21.9 million in the year ended December 31, 2007.

Eye Care Recalls

In May 2007, we initiated a global recall of the MoisturePlus multipurpose formulation (2007 Recall) after being informed by the U.S. Food and Drug Administration of an association of this product with Acanthamoeba keratitis. The 2007 Recall resulted in a provision for sales returns of $41.5 million and charges totaling $67.5 million, which comprised $37.5 million in costs of goods sold for impairment of inventory and distribution costs, $29.7 million in selling, general and administrative costs associated with public relations, communication, investigation, processing and handling of distributor and end-customer reimbursements and $0.3 million in research and development costs. As of December 31, 2007, we had approximately $7.3 million in accrued liabilities and $5.3 million in accrued sales returns associated with the 2007 Recall.

In November 2006, we voluntarily recalled certain eye care product lots caused by a production-line issue at our manufacturing plant in China (2006 Recall). The 2006 Recall resulted in a provision for sales returns of $9.5 million and charges totaling $15.4 million, which comprised $9.5 million in cost of goods sold for impairment of inventory, distribution and disposal costs and $5.9 million in selling, general and administrative costs associated with public relations, communication, investigation, processing and handling of distributor and end-customer reimbursements in 2006. In fiscal 2007, we recorded a provision for sales returns of $0.2 million and charges totaling $4.5 million, which comprised $2.1 million in costs of goods sold for impairment of inventory, distribution and disposal costs, $2.1 million in selling, general and administrative costs associated with public relations, communication, investigation, and processing and handling of distributor and end-customer reimbursements and $0.3 million in non-operating expenses. As of December 31, 2006, we had approximately $4.5 million in accrued liabilities and $6.7 million in accrued sales returns associated with the 2006 Recall. As of December 31, 2007, management did not expect any further significant spending impact from the 2006 Recall.

Management continues to review its estimates of the overall recall costs which could result in additional charges in the future.

Restructuring Plan

After our acquisition of IntraLase Corp. in the second quarter of 2007, we continued femtosecond laser manufacturing operations in Irvine, California (Irvine Plant). As part of the overall integration of IntraLase, on December 13, 2007, we committed to a plan to relocate the femtosecond laser manufacturing operations from the Irvine Plant to our excimer laser and phacoemulsification manufacturing facility in Milpitas, California (Milpitas Plant), in order to consolidate equipment manufacturing in one location and to maximize opportunities to leverage core strengths. We also intend to move the assembly of IntraLase disposable patient interfaces from the Irvine Plant to our facility in Puerto Rico in order to obtain additional synergies.

As a continuation of our commitment to further enhance our global competitiveness, operating leverage and cash flow, our Board of Directors on February 12, 2008 committed to an additional plan to reduce our fixed costs. The additional plan includes a net workforce reduction of approximately 150 positions, or about 4% of our global workforce. In addition, we plan to consolidate certain operations, including the relocation of all non-manufacturing related activities at the Irvine Plant, to improve our overall facility utilization.

These plans include workforce reductions and transfers, outplacement assistance, relocation of certain employees, facilities-related costs, accelerated amortization of certain long-lived assets and termination of redundant supplier contracts. These plans also include anticipated start-up costs such as expenses for moving, incremental travel, recruiting and duplicate personnel associated with hiring staff during ramp-up, as well as incremental costs associated with capacity underutilization of the Milpitas Plant during the ramp-up period.

We expect to complete these activities in 2008 and estimate the total non-recurring pre-tax charges resulting from these plans to be in the range of $36 million to $43 million, substantially all of which are expected to be cash expenditures. We incurred severance and retention bonus charges of $0.4 million in 2007. An estimated breakdown of the total charges is as follows:

Severance, retention bonuses, employee relocation and other one-time termination benefits	$20 million - $24 million
Facilities-related and other costs	$10 million - $13 million
Termination of redundant supplier contracts and relocation of equipment and inventory	$2 million
Incremental costs for transition and start-up activities at the Milpitas Plant	$4 million

Expected annualized cost savings from these restructuring actions are expected to range from $12 million to $16 million. Actual cost savings could be significantly different from the estimated range if any unforeseen events or changes occur.

2005 Product Rationalization and Repositioning Plan

On October 31, 2005, our Board of Directors approved a product rationalization and repositioning plan covering the discontinuation of non-strategic cataract surgical and eye care products and the elimination or redeployment of resources that support these product lines. The plan also included organizational changes and potential reductions in force in manufacturing, sales and marketing associated with these product lines, as well as organizational changes in research and development and other corporate functions designed to align the organization with our strategy and strategic business unit organization. Product rationalization covered the discontinuation of non-strategic cataract surgical and eye care products and the elimination or redeployment of resources that supported these product lines. This impacted the scope of our business by eliminating future sales from discontinued products. Business repositioning covered changes in our business strategy and business unit organization. A key driver of the change was our acquisition of VISX in May 2005 which added laser vision correction to our product portfolio. This action, along with other considerations, resulted in many changes, including the movement from a regional organizational structure to a global business unit structure focused by major product categories, strategic and tactical alignment of our business units around common customers and distribution channels and how we market and sell our products to these customers. These changes necessitated organizational shifts as well as workforce reductions in manufacturing, research and development and other corporate functions. Given all the above, the breadth and depth of these changes created a fundamental reorganization that affected the nature and focus of operations.

We incurred charges for such items as organizational changes, brand repositioning, productivity initiatives and sales and marketing. Charges incurred for organizational changes resulted from the reorganization of our management structure from a regional structure to a business unit structure. In connection with the change in management structure, we incurred costs to redefine our strategic planning process, financial reporting processes, realignment and redeployment of customer support and administrative functions and related changes to the underlying infrastructure. Charges incurred for brand repositioning resulted from the reorganization to a business unit structure. We incurred costs to implement a new strategy to link our various product offerings to common customers and distribution channels among our three business units which impacted the manner in which our business is conducted. Charges incurred for productivity initiatives and sales and marketing resulted from our identification of opportunities to make improvements in manufacturing, customer service, information technology, administrative functions and customer and distributor education to support the reorganization to a business unit structure.

Severance, relocation and related costs were incurred for worldwide workforce reductions due to our discontinuation of certain non-core products and infrastructure and process improvements associated with our productivity initiatives. The majority of these costs occurred in the United States, Japan and Europe. Net asset gains resulted from disposals of long-lived assets from certain discontinued non-core products and relocation of certain facilities, offset by asset write-downs which resulted from the impairment and disposal of long-lived assets from the reduction in expected future cash flows. The fair values of impaired assets were based on probability weighted expected cash flows as determined in accordance with SFAS 144.

The plan further called for increasing our investment in key growth opportunities, specifically our refractive implant product line and international laser vision correction business, and accelerating the implementation of productivity initiatives.

In 2006, we incurred $62.7 million of pre-tax charges, which included $16.3 million for inventory, manufacturing related and other charges included in cost of sales and $46.4 million included in operating expenses for severance, relocation and other one-time termination benefits of $13.7 million, productivity and brand repositioning costs of $37.6 million, offset by net asset disposal gains of $2.8 million and a net credit from settlement of contractual obligations of $2.1 million. In 2005, we incurred $42.3 million in pre-tax charges which included $12.6 million for inventory related charges included in cost of sales and $29.7 million included in operating expenses for severance, relocation and other one-time termination benefits of $14.0 million, asset write-downs of $9.2 million, contractual obligations of $2.7 million and accelerated productivity and brand repositioning costs of $3.8 million. The plan was completed in 2006. We do not expect to incur additional charges associated with this plan. The cumulative charges incurred of $105.0 million were within the range previously announced.

Acquisition of VISX, Incorporated

On May 27, 2005, pursuant to the Agreement and Plan of Merger (Merger Agreement) dated as of November 9, 2004, as amended, by and among Advanced Medical Optics, Inc. (AMO), Vault Merger Corporation, a wholly owned subsidiary of AMO, and VISX, Incorporated (VISX), we completed our acquisition of VISX for total consideration of approximately $1.4 billion, consisting of approximately 27.8 million shares of AMO common stock, the fair value of VISX stock options converted to AMO stock options and approximately $176.2 million in cash (VISX acquisition). VISX products include the VISX STAR Excimer Laser System, the VISX WaveScan System and VISX treatment cards.

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

Critical Accounting Policies and Estimates

Revenue Recognition and Accounts Receivable

We recognize revenue when it is realized or realizable in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. We record revenue from eye care and cataract/implant product sales when title and risk of ownership have been transferred to the customer, which is typically upon delivery to the customer, with the exception of intraocular lenses distributed on a consignment basis, which is upon notification of implantation in a patient. We use judgment when determining whether collection is reasonably assured and we rely on a number of factors, including past transaction history with the customer and management evaluations of the credit worthiness of the customer. When we determine that collection is not reasonably assured, we defer revenue until such time that collection is reasonably assured.

We sell our laser vision correction products to customers under contractual arrangements which contain multiple deliverables. We evaluate whether the separate deliverables in each arrangement can be unbundled. These contractual arrangements typically include a laser system, a license and related per procedure fees associated with disposables (treatment key cards or patient interfaces) and training. For these sales, we apply the residual value method in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which requires the allocation of the total arrangement consideration less the fair value of the undelivered elements. Systems sold to direct customers include installation and system revenue from such sales is recognized after the installation has been completed. We also utilize third-party distributors who are responsible for all marketing, sales, installation, training and warranty labor costs. Accordingly, revenue associated with sales to distributors is recognized when title and risk of loss has been transferred to the distributor in accordance with the terms of the related distribution agreement. We recognize revenues from the sale of disposables to all customers upon shipment as we have no continuing obligations or involvement subsequent to shipment.

We also offer extended warranty contracts, which are separately sold to non-distributor customers. Revenue is recorded on a straight-line basis over the period of the extended contracts, which is generally one year.

Some customers finance the purchase or rental of their equipment directly from us over periods ranging from one to four years. These financing agreements are classified as either rental or operating leases or sales type leases as prescribed by SFAS No. 13, Accounting for Leases. Under sales type leases, equipment revenues are recognized based on the net present value of the expected cash flow after installation. Under rental or operating lease arrangements, rental revenue is recognized over the term of the agreement.

We generally permit returns of eye care and cataract/implant products if an item is returned in a timely matter, in good condition, and through the normal channels of distribution. However, we do not accept returns of laser vision correction products and do not provide rights of return or exchange, price protection or stock rotation rights to any laser vision correction product distributor. Eye care and cataract/implant product return policies in certain international markets can be more stringent and are based on the terms of contractual agreements with the customers. Allowances for returns are provided for based upon an analysis of our historical patterns of returns. To date, historical product returns have been within our estimates.

When we recognize revenue from the sale of products, certain allowances known and estimable at time of sale are recorded as a reduction to sales. These items include cash discounts, allowances and rebates. These items are reflected as a reduction to accounts receivable to the extent the customer will or is expected to reduce its payment on the related invoice amounts. In addition, certain items such as rebates provided to customers that meet certain buying targets are paid to the customer subsequent to customer payment. In these cases, such amounts are recorded as accrued liabilities. These provisions are estimated based on historical payment experience, historical relationship to revenues and estimated customer inventory levels. To date, historical sales allowances have been within our estimates.

The allowance for doubtful accounts is determined by analyzing specific customer accounts and assessing the risk of uncollectibility based on insolvency, disputes, current economic trends, changes in customer payment trends or other collection issues. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered.

Goodwill and Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, goodwill is subject to a periodic impairment review. We perform this review during the second quarter of each fiscal year. In a business combination, goodwill is allocated to our various reporting units based on relative fair value of the assets acquired and liabilities assumed. We review the recoverability of goodwill by comparing each unit’s fair value to the net book value of its assets. If the book value of the reporting unit’s assets exceeds its fair value, the goodwill is written down to its implied fair value.

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

Goodwill and acquired intangible assets are specifically identified to each reportable unit. Since each manufacturing plant is dedicated to a specific product category that corresponds to our reportable segments, assets and liabilities related to manufacturing operations are specifically identified to each reportable unit. Assets and liabilities of our commercial operations are not specifically identified since these amounts benefit multiple business units. Management uses revenue as a key measure in evaluating the performance of each business unit and the determination of resources to be dedicated to each business unit. Therefore, we believe that revenue generated by each reporting unit provides a reasonable measure to use as a basis to apply a consistent allocation methodology. Accordingly, assets and liabilities for our commercial operations have been assigned to the reporting units based on revenues generated by each reporting unit.

In the second quarters of 2007, 2006 and 2005, we performed the annual impairment tests of goodwill and non-amortizable intangible assets, and no impairment was indicated based on these tests. Effective January 1, 2006, our operating segments consist of three businesses: cataract/implant, LVC and eye care. Accordingly, the annual impairment review in the second quarter of 2007 and 2006 was based on reporting units that are aligned with the current operating segments.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, we assess potential impairment to our long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets.

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

Effective January 1, 2007, we adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48), which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. As a multinational corporation, we are subject to taxation in many jurisdictions, our income tax returns in several locations are being examined by the local tax authorities and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.

Stock-Based Compensation

Effective January 1, 2006, we began accounting for stock options and employee stock purchase plan (ESPP) shares under the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The fair value of stock options and ESPP purchase rights are estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method. We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the consolidated statement of operations. Prior to the implementation of SFAS 123R, we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and made pro forma disclosures as required by SFAS No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, “Accounting For Stock-Based Compensation.” Pro forma net loss and pro forma net loss per share disclosed in the footnotes to the consolidated financial statements were estimated using a Black-Scholes option valuation model. The fair value of restricted stock and restricted stock units was calculated based upon the fair market value of our common stock at the date of grant.

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

Comparing Fiscal Years Ended December 31, 2007, 2006 and 2005

The following table presents net sales and operating income by operating segment for 2007, 2006 and 2005, respectively:

	Net Sales			Operating Income (Loss)
(In thousands)	2007	2006	2005	2007	2006	2005
Cataract/Implant	$552,027	$519,016	$497,191	$302,841	$255,427	$212,879
Laser Vision Correction	367,777	216,885	122,615	211,666	144,342	66,375
Eye Care	171,042	261,595	300,867	(399)	103,073	106,023

Total operating segments	$1,090,846	$997,496	$920,673	$514,108	$502,842	$385,277

Net sales for 2007 increased by $93.4 million, or 9.4%, to $1,090.8 million in 2007 from $997.5 million in 2006. The increase in 2007 was primarily the result of the IntraLase and WaveFront Sciences acquisitions and organic growth in cataract/implant and laser vision corrections sales, which were partially offset by the negative impact of the eye care recalls. Net sales also included an estimated favorable foreign currency impact of 2.9% in 2007. Our sales and earnings in future periods may be impacted during times of a strengthening or weakening U.S. dollar.

Net sales from our cataract/implant segment increased by 6.4% in 2007 compared with 2006. This increase was driven largely by sales of intraocular lenses (IOLs) and phacoemulsification systems. Total IOL sales increased by 8.8% to $317.2 million compared with last year, driven by our proprietary Tecnis aspheric monofocal IOL and our refractive implant portfolio. Monofocal IOL sales increased 8.5% to $262.8 million in the year ended December 31, 2007, compared with 2006, reflecting continued strong growth of the Tecnis IOL franchise, partially offset by sales declines in older technology products. Our refractive IOL sales increased 10.5% to $54.4 million compared to a year ago, reflecting demand for our ReZoom and Tecnis Multifocal IOLs. Net sales from phacoemulsification systems were up 3.7% to $90.7 million due to surgical pack sales and system sales driven by strong growth in our established phacoemulsification franchise and the mid-2007 launch of our WhiteStar Signature system. Sales of viscoelastic products in 2007 were slightly above 2006.

Cataract/implant sales growth in 2007 in the U.S. and Other Americas was 6.2% and was driven by strong demand for our Tecnis IOL products, partially offset by decreases in sales of older-technology intraocular lenses and viscoelastics. Sales in Europe/Africa/Middle East increased by 11.6% and in Asia Pacific by 2.4% in 2007, primarily due to continued strong IOL sales driven by our proprietary Tecnis aspheric monofocal IOL and our refractive implant portfolio. Sales in Japan declined by 4.2% in 2007, reflecting competitive pricing for acrylic intraocular lenses and decreases in sales of phacoemulsification systems and older-technology intraocular lenses. Net sales in our cataract/implant business reflect an estimated favorable foreign currency impact of 4.0% in 2007, largely from fluctuations of the euro and Japanese yen versus the U.S. dollar.

Net sales from our LVC segment increased 69.6% in 2007 compared with 2006. The increase is primarily due to the IntraLase acquisition. Sales of acquired IntraLase products were $137.8 million in the year ended December 31, 2007. The increase also reflects higher demand for our CustomVue procedures and strong international system sales. While we believe the global sales of LVC products will continue to grow due to international expansion and market penetration of acquired IntraLase products, we have also seen a softening of demand in the U.S. in early 2008 which we expect to have a negative impact.

LVC net sales increased 44.9% in the U.S. and Other Americas in 2007, compared with 2006, due to the IntraLase acquisition, higher excimer laser procedural volume and a favorable shift toward CustomVue procedures. Net sales increased 230.9%, 460.5% and 56.7% in Europe/Africa/Middle East, Japan and Asia Pacific, due to the IntraLase acquisition and as a result of our international expansion strategy for the LVC business. The foreign currency impact on LVC sales in 2007 was not material.

Net sales from our eye care segment decreased by 34.6% in 2007 compared with 2006. The sales decreases of $90.6 million in the year ended December 31, 2007 primarily reflect the impact of the 2007 Recall, which includes returns of $41.5 million year to date. We also saw decreased sales of hydrogen peroxide-based products, principally in Europe and Japan, where the migration to single-bottle cleaning regimens continues.

Eye care net sales decreased significantly in every region in 2007, compared with 2006, primarily as a result of the 2007 Recall. The foreign currency impact on eye care sales in 2007 was not material.

Net sales in the U.S. represented 42.1%, 41.7%, and 32.9% of total net sales in 2007, 2006 and 2005, respectively. Additionally, sales in Japan represented 13.3%, 13.9%, and 18.9% of total net sales in 2007, 2006 and 2005, respectively. No other country, or any single customer, generated over 10% of total net sales in any of these years.

Net sales for 2006 increased by $76.8 million, or 8.3%, to $997.5 million in 2006 from $920.7 million in 2005. The increase in 2006 was primarily the result of full year sales of products acquired in the VISX acquisition in May 2005, subsequent international expansion of our LVC business, as well as increased sales of technologically advanced products due to continued market acceptance of the products offset by the negative impact of the 2006 Recall and our business rationalization efforts. The unfavorable impact from foreign currency fluctuations on net sales was $2.2 million in 2006. Our net sales and earnings in future periods may be negatively impacted during times of a strengthening U.S. dollar.

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

Net sales from our eye care segment decreased by 13.1% in 2006 compared with 2005 primarily due to the impact of the 2006 Recall, decreased sales of hydrogen peroxide-based products, principally in Europe and Japan, where the migration to single-bottle cleaning regimens continued, and decreased sales of multipurpose solutions in Japan due to an increase in the market for daily disposable lenses.

Income and expenses. The following table sets forth certain statement of operations items as a percentage of net sales:

	Year Ended December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	43.5	38.0	38.4

Gross margin	56.5	62.0	61.6
Other operating costs and expenses:
Selling, general and administrative	50.2	40.6	43.1
Research and development	7.5	6.6	6.7
In-process research and development	8.0	—	53.3
Business repositioning	—	4.7	3.2
Net gain on legal contingencies	—	(9.7)	—

Operating (loss) income	(9.2)	19.8	(44.7)
Interest expense	6.5	3.0	3.2
Unrealized loss (gain) on derivative instruments	0.6	0.1	(0.3)
Loss due to early retirement of convertible senior subordinated notes	—	1.9	0.2
Other non-operating expense, net	0.3	0.3	—

(Loss) earnings before income taxes	(16.5)%	14.5%	(47.8)%

Net (loss) earnings	(17.7)%	8.0%	(49.2)%

Gross margin and gross profit. Our gross margin percentage decreased as a percentage of net sales by 5.5 percentage points to 56.5% in 2007 from 62.0% in 2006. The decrease in gross margin was largely driven by the negative impact of the 2007 Recall, partially offset by the favorable impact of the IntraLase acquisition. Gross profit for the year ended December 31, 2007 included a $78.0 million negative impact from the 2007 Recall and a $2.3 million negative impact from the 2006 Recall associated with sales returns and product-related costs, which had a combined 7.3 percentage point impact on gross margin. Gross profit for 2007 also included approximately $8.6 million in acquisition and integration charges, which included a $7.7 million non-cash charge for the step-up of inventory to fair value in connection with the IntraLase acquisition and a $4.7 million charge to discontinue the Amadeus microkeratome distributor agreement in the first quarter of 2007, which had a combined 1.2 percentage point impact on gross margin. Our gross margin percentage increased as a percentage of net sales by 0.4 percentage points to 62.0% in 2006 from 61.6% in 2005. The increase in gross margin was largely driven by sales growth in the higher margin Healon family of viscoelastics and sales of acquired VISX products. Gross profit for 2006 included a charge of $16.3 million, or a 1.6 percentage point impact on gross margin, for inventory provisions associated with our product rationalization and business repositioning plan. The 2006 Recall also had a negative impact of $19.0 million from sales returns, inventory provisions and other charges, or a 1.9 percentage point impact on gross margin. Gross profit for 2005 included a charge of $12.6 million, or a 1.4 percentage point impact on gross margin, for inventory provisions associated with our product rationalization and business repositioning plan.

Selling, general and administrative. Selling, general and administrative expenses as a percentage of net sales was 50.2% in 2007, compared to 40.6% in 2006. Selling, general and administrative expenses in 2007 include approximately $29.6 million in acquisition and integration-related charges, amortization expense of $60.6 million related to acquired intangible assets and $17.4 million related to the 2007 Recall. Stock-based compensation expense under SFAS 123R included in selling, general and administrative expenses was $16.1 million in 2007. Selling, general and administrative expenses decreased as a percent of net sales by 2.5 percentage points to 40.6% in 2006 from 43.1% in 2005. Selling, general and administrative expenses in 2006 include approximately $1.8 million in acquisition and integration-related charges, amortization expense of $40.0 million related to acquired intangible assets and $5.9 million related to the 2006 Recall. Selling, general and administrative expenses in 2006 also include a $1.5 million charge associated with the termination of a distributor agreement in India that we had with our former parent, Allergan. Stock-based compensation expense under SFAS 123R included in selling, general and administrative expenses was $14.8 million in 2006. Selling, general and administrative expenses in 2005 include approximately $14.6 million in acquisition and integration-related charges and amortization expense of $26.7 million related to acquired intangible assets. Selling, general and administrative expenses in 2005 also include an $8.6 million charge associated with the termination of a distributor agreement in India that we had with our former parent, Allergan. In addition, selling, general and administrative expenses in 2005 were impacted by selling costs associated with acquired VISX products of $16.2 million.

Research and development. Research and development expenditures as a percentage of net sales in 2007 increased by 0.9 percentage points as compared to 2006. The increase primarily reflects incremental operating expenses from the IntraLase acquisition. We recognized an impairment charge of $1.0 million in the first quarter of 2007 in connection with a research and development licensing arrangement. Research and development expenditures as a percentage of net sales remained relatively constant in 2006 as compared to 2005. Our research and development strategy is to develop proprietary products for vision correction that are safe and effective and address unmet needs. We are currently focusing on new advancements that build on our Tecnis, Healon and phacoemulsification technologies, corneal and lens-based solutions to presbyopia, projects from the acquisitions of WaveFront Sciences, Inc. (WFSI) and IntraLase, and dry eye products.

In-process research and development. In the second quarter of 2007, we recorded $1.6 million and $85.4 million in-process research and development (IPR&D) charges related to the WFSI acquisition and IntraLase acquisition, respectively.

IntraLase had two development projects in-process as of the acquisition date. The first project involves technology advancements to reduce the pulse energy and provide smoother, more precise dissections, and enables thinner flaps with the femtosecond laser. The fair value assigned to this project was $81.3 million. The second project involved the development of technologies to allow for ease of transport of femtosecond lasers from one location to another. The fair value assigned to this project was $4.1 million. Subsequent to the acquisition date, management of AMO decided to cancel the second project.

The allocation of the purchase price assigned to IPR&D represented the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. The fair value of these IPR&D projects was estimated by performing a discounted cash flow analysis using the “income” approach. Net cash flows attributable to the projects were discounted to their present values at a rate commensurate with the perceived risk, which for these projects was estimated between 14-16%. The following assumptions underlie the projected cash flows.

•	An enhanced procedure to cut corneal flaps with the femtosecond laser was forecast to be approved for sale in the U.S. in 2011.

•

Further development of therapeutic applications in the IntraLase Enabled Keratoplasty (IEK) was forecast to be approved for sale in the U.S. in 2007. This procedure uses the IntraLase laser for corneal transplant surgery, which involves replacing a diseased or scarred cornea with a donor cornea.

•	Other ancillary femtosecond laser technologies were forecast to be approved for sale in the U.S. in 2008.

In addition, solely for the purposes of estimating the fair value of the IPR&D projects, the following assumptions were estimated:

•

Revenue that is reasonably likely to result from the approved and unapproved potential uses of identifiable intangible assets that includes the estimated number of units to be sold, estimated selling prices, estimated market penetration and estimated market share and year-over-year growth rates over the product cycles;

•	Remaining development and sustaining engineering expenses once commercialized were also estimated by management according to internal planning estimates; and

•	The cost structure was assumed to be similar to that for existing products within IntraLase as well as similar assets previously acquired and those observed in the market.

The major risks and uncertainties associated with the timely and successful completion of the first project consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of this project will materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

As of December 31, 2007, the first project was still in process. Activities completed to date include refinement of prototypes, ongoing clinical evaluation and 510k submission to the FDA. The project is currently on track and to date, and except for ongoing costs to develop the project has not impacted our expected investment return, results of operations and financial condition. Additional research and development expenses for this project are expected to range from $28 million to $30 million. This range represented management’s best estimate as to the additional research and development expenses required to bring the technology to market in the U.S. beginning in 2008.

In 2005, we incurred an IPR&D charge of $488.5 million related to the VISX acquisition. This charge represented the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. The fair value assigned to IPR&D comprised the following projects: High Myopia for CustomVue—$14.7 million, Excimer Laser Improvements—$56.2 million and Presbyopia—$417.6 million. The fair value of these projects was determined by performing a discounted cash flow analysis using the “income” approach. Net cash flows attributable to these projects were discounted to their present values at a rate commensurate with the perceived risk, which for these projects ranged from 19.0 to 21.0 percent. High myopia for CustomVue was forecasted to be approved for sale in the U.S. in late 2005. A procedure to treat presbyopia was forecasted to be approved for sale in the U.S. in mid-2007. This procedure, CustomVue Monovision, is expected to be commercially available in 2008. Additional research and development expenses in the range of $25 million to $30 million represent management’s best estimate as to the additional research and development expenses to bring excimer laser system improvements and presbyopia procedures to market. Forecasted discounted cash flows for each product once launched include estimates for normal sustaining engineering and maintenance R&D. These projects are currently on track for the expected availability dates. However, the major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining the necessary approvals. We can provide no assurance that the approvals will be received on this schedule or at all.

Net gain on legal contingencies. We recognized a net gain on legal contingencies of $96.9 million in 2006, primarily from settlement of pending patent litigation, net of costs incurred. On July 7, 2006, we entered into a settlement agreement with Alcon, Inc., Alcon Laboratories, Inc., and Alcon Manufacturing Ltd. (collectively, “Alcon”) regarding all pending patent litigation between us and Alcon. The settlement required Alcon to pay us a lump-sum payment of $121 million which was received in July 2006 and was accounted for in the third quarter of 2006. The parties agreed to dismiss all pending patent litigation in Delaware and Texas, agreed not to sue each other regarding the patents at issue in those cases, and cross-licensed patents covering existing features of commercially available phacoemulsification products.

Operating (loss) income. Operating (loss) income was $(100.1) million, $197.7 million and $(411.3) million in 2007, 2006 and 2005, respectively. Operating loss as a percentage of net sales, or operating margin, was 9.2% in the year ended December 31, 2007. Our 2007 operating loss reflects a $20.4 million charge for stock-based compensation expense under SFAS 123R and amortization of acquisition-related intangible assets of $60.6 million. Operating loss in 2007 was negatively impacted by $107.8 million related to the 2007 Recall and $125.2 million in charges associated with acquisition and integration activities. Operating income as a percentage of net sales, or operating margin, was 19.8% in the year ended December 31, 2006. Operating income in 2006 reflects a $19.2 million charge for stock-based compensation expense under SFAS 123R and $24.9 million in charges related to the 2006 Recall. Our 2006 operating income was impacted by a $96.9 million net gain related to the settlement of legal matters discussed above, $19.0 million from the 2006 recall and an aggregate $66.0 million in net charges associated with rationalization and repositioning initiatives, acquisitions, integrations, and termination of a distributor contract. The $411.3 million operating loss in 2005 reflected the impact of $536.9 million in charges related primarily to acquisitions, recapitalizations, and product rationalizations and repositioning actions.

Operating income from our cataract/implant business increased by $47.4 million in the year ended December 31, 2007, due to the increase in net sales and favorable mix of higher margin products, partially offset by declines of older technology products. Operating income from our LVC business increased by $67.3 million in the year ended December 31, 2007, primarily due to sales of products acquired from IntraLase in April 2007. Operating income from our eye care business decreased by $103.5 million in the year ended December 31, 2007, primarily due to the recalls and ongoing declines in the market for hydrogen peroxide-based products.

Operating income from our cataract/implant business increased by $42.5 million in the year ended December 31, 2006, due to the increase in net sales and favorable mix of higher margin products, along with the favorable impact of cost containment measures taken in connection with our business repositioning plan. Operating income from our LVC business increased by $78.0 million in the year ended December 31, 2006, due to sales of products acquired from VISX in May 2005. Operating income from our eye care business decreased by $2.9 million in the year ended December 31, 2006, primarily due to the 2006 Recall and ongoing declines in the market for hydrogen peroxide-based products, partially offset by lower selling and promotional costs attributable to discontinued products and cost savings from business repositioning actions.

Non-operating expense. Interest expense was $70.5 million, $30.3 million and $29.3 million in 2007, 2006 and 2005, respectively. The increase was due to the issuance of $700 million in debt in April 2007 in connection with the acquisition of IntraLase. Interest expense in 2007 also includes a $1.3 million deferred financing cost write-off associated with the IntraLase acquisition. Interest expense in 2006 includes a pro-rata write-off of debt issuance costs of $3.3 million primarily associated with the termination of a term loan. Interest expense in 2005 includes a pro-rata write-off of debt issuance costs of $5.8 million primarily associated with the termination of a term loan, partially offset by the recognition of a realized gain on interest rate swaps of $0.8 million.

We recorded an unrealized loss (gain) on derivative instruments of $6.1 million, $1.3 million and $(2.6) million in 2007, 2006 and 2005, respectively. We record as “unrealized loss (gain) on derivative instruments” the mark-to-market adjustments on the outstanding foreign currency options and forward contracts into which we entered in order to reduce the volatility of expected earnings in currencies other than the U.S. dollar.

During the year ended December 31, 2006, we entered into an accelerated share repurchase arrangement with a third party to use the proceeds from the issuance of the 3.25% notes to purchase $500.0 million of AMO common stock at a volume weighted price per share over the term of the agreement. During 2006, the third-party had delivered to us in the aggregate 10.5 million shares of AMO common stock. The impact of the shares repurchased under this arrangement in 2006 reduced stockholders’ equity by $500.0 million, which included $0.1 million for the par value of common stock, additional paid-in capital of $247.2 million and accumulated deficit of $252.7 million. Repurchased shares were retired upon delivery to us. In addition, during 2006, we repurchased $148.9 million of aggregate principal amount of convertible senior subordinated notes ($103.9 million of the principal amount of the 2 1/2% notes and $45.0 million of the principal amount of the 1.375% notes) utilizing borrowings under our senior credit facility. We incurred a loss on debt extinguishment of $18.8 million, and wrote off debt issuance costs of $3.3 million in 2006 in conjunction with the note repurchases.

Other net non-operating expense was $3.2 million, $2.6 million and $0.3 million for 2007, 2006 and 2005, respectively.

Income taxes. In 2007, we recorded a provision for income taxes of $13.0 million on a pre-tax loss of $179.9 million. The 2007 Recall continued to impact lower-tax foreign jurisdictions and resulted in a reduced tax benefit for the year. The tax rate for the year ended December 31, 2007 was negatively impacted by the 2007 Recall, including the related impact on utilization of foreign tax credits as described below. The results for the year ended December 31, 2007 included $87.0 million of IPR&D charges related to the purchase of IntraLase and WFSI for which no tax benefits were recorded and a $31.3 million deferred tax expense associated with the integration of IntraLase.

The 2007 Recall is expected to impact our ability to utilize existing and expected deferred tax assets related to foreign tax credits and benefits that result from our repatriation policy. As such, management determined that it is no longer more likely than not that $9.5 million of existing foreign tax benefits and $17.5 million of foreign tax benefits previously expected to be generated are realizable. Accordingly, during the year ended December 31, 2007, management established a valuation allowance for these items. In addition, $9.3 million of previously expected deferred tax liabilities associated with future utilization of foreign tax credits and benefits were reversed during the year as a result of the impact of the 2007 Recall. The total amount of valuation allowance increased for the year by $33.5 million to $42.1 million, primarily related to the valuation allowance of foreign tax benefit items described above. Additionally, we recorded a deferred tax benefit of $5.9 million from stock-based compensation of $20.4 million under SFAS 123R.

Income taxes are provided on taxable income at the statutory rates applicable to such income and we have provided for U.S. federal income taxes and anticipated foreign withholding taxes on the undistributed earnings of non-U.S. subsidiaries.

In 2006, we recorded a provision for income taxes of $65.3 million on pre-tax income of $144.8 million. The pre-tax income in 2006 included a net gain on legal contingencies of $96.9 million, for which we recorded income tax expense of $39.9 million, and charges of $18.8 million associated with the repurchase of convertible notes, which resulted in the recognition of partial deferred tax benefit of $3.9 million. Additionally, we recorded a deferred tax benefit of $6.3 million from stock-based compensation of $19.2 million under SFAS 123R. We provided a tax provision at 41.5% on the remaining pre-tax income. The increase in the tax rate on remaining pre-tax income was due to the impact of the recall, repositioning and the related impact on realization of foreign tax credits. Income taxes are provided on taxable income at the statutory rates applicable to such income and we have provided for U.S. federal income taxes and anticipated foreign withholding taxes on the undistributed earnings of non-U.S. subsidiaries.

In 2005, we recorded a provision for income taxes of $12.9 million on a pre-tax loss of $440.3 million. The pre-tax loss in 2005 included an IPR&D charge of $490.8 million and a charge of $8.6 million associated with the termination of a distribution agreement in India with Allergan, for which no tax benefit was provided. We provided a tax provision at 33% on the remaining income, which was partially offset by tax benefits from the American Jobs Creation Act of 2004 and final adjustments with Allergan.

We believe our future effective income tax rate may vary depending on our mix of domestic and international taxable income or loss and the various tax and treasury methodologies we implement, including our policy regarding repatriation of future accumulated foreign earnings.

Net (loss) earnings. Net (loss) earnings was $(192.9) million, $79.5 million and $(453.2) million in 2007, 2006 and 2005, respectively. Net loss in 2007 was primarily due to acquisition and integration related charges, including IPR&D, amortization of acquisition-related intangible assets and the negative impact of the recalls, partially offset by sales of acquired products from the IntraLase acquisition. Net earnings in 2006 was primarily due to the full year of operating results attributable to the VISX acquisition, the net gain on legal contingencies, partially offset by business repositioning costs, stock-based compensation expense under SFAS 123R and net charges incurred for the early retirement of convertible senior subordinated debt. The net loss in 2005 included an aggregate after-tax charge of $536.9 million, primarily due to IPR&D for the VISX acquisition, business repositioning costs, integration related costs, termination of a distributor agreement in India, write-off of debt issuance costs and exchange of the 3 1/2% convertible senior subordinated notes, partially offset by tax benefits from the American Jobs Creation Act of 2004 and final adjustments with Allergan.

Liquidity and Capital Resources

We assess our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels and changes in accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms. As of December 31, 2007, we had cash and equivalents of $34.5 million.

Historically, we have generated cash from operations in excess of working capital requirements, and we expect to do so in the future. Net cash provided by operating activities in 2007 was $52.2 million compared to $224.8 million in 2006 and $20.8 million in 2005. Operating cash flow declined in 2007 compared to 2006 largely from the negative impact of the eye care recalls and interest payments on long-term debt associated with the acquisition of IntraLase, partially offset by favorable timing of changes in accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities, and income taxes. Operating cash flow improved in 2006 compared to 2005 largely as a result of settlement of legal contingencies, the non-cash impact of stock-based compensation, depreciation and amortization and loss on exchange of convertible notes. Other improvements included timing of collections on trade receivables and payments for interest on outstanding debt and income taxes, as well as the favorable impact of the VISX acquisition. These improvements were partially offset by an increase in cash payments to finalize business repositioning actions in 2006 and recall costs.

Net cash used in investing activities was $801.0 million, $40.4 million, and $79.9 million in 2007, 2006 and 2005, respectively. The 2007 cash expenditures include $738.5 million net cash paid primarily for the acquisitions of IntraLase and WaveFront Sciences. The 2007 capital expenditures were largely for manufacturing upgrades at our eye care facilities in Hangzhou, China, and Alcobendas, Spain, upgrades at our cataract/implant facilities in Uppsala, Sweden and Añasco, Puerto Rico, and costs associated with our new facility in Milpitas, California. The majority of 2006 capital expenditures were for the Uppsala, Sweden manufacturing facility to separate the facility from existing Pfizer operations and related upgrades, and for upgrades to our eye care product manufacturing facility in Alcobendas, Spain. The 2005 capital expenditures were primarily comprised of expenditures to upgrade our viscoelastics manufacturing facility in Uppsala, Sweden. The 2005 net cash used in investing activities amount includes $36.9 million net cash paid primarily for the acquisition of VISX. Expenditures for property, plant and equipment totaled $45.8 million, $29.0 million, and $23.1 million in 2007, 2006, and 2005, respectively. Expenditures for demonstration (demo) and bundled equipment, primarily phacoemulsification and microkeratome surgical equipment, were $9.5 million, $10.8 million, and $11.1 million in 2007, 2006, and 2005, respectively. We maintain demo and bundled equipment to facilitate future sales of similar equipment and related products to our customers. Expenditures for capitalized internal-use software were $8.3 million, $3.2 million, and $8.8 million in 2007, 2006, and 2005, respectively. We capitalize internal-use software costs after technical feasibility has been established.

In 2008, we expect to invest approximately $45.0 million to $55.0 million in property, plant and equipment, demo and bundled equipment, and capitalized software as part of the overall expansion of our business.

Net cash provided by financing activities was $762.1 million in 2007, which primarily comprised $22.1 million from the sale of stock to employees, proceeds of $700.0 million from the issuance of the 7 1/2% senior subordinated notes and term loan and $60.0 million of borrowings under the senior revolving credit facility, offset by $3.4 million of debt repayments and financing related costs of $16.5 million.

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

Net cash provided by financing activities was $54.0 million in 2005, which comprised $150.0 million of proceeds from the issuance of the 1.375% convertible senior subordinated notes, $60.0 million of borrowings primarily under the senior revolving credit facility, $45.8 million of proceeds from the sale of stock to employees and $0.8 million proceeds received after settling an interest rate swap agreement, reduced by $194.2 million of debt repayments and $8.4 million of financing-related costs.

Concurrent with the IntraLase acquisition in April 2007, we issued $250 million of 7 1/2% Senior Subordinated Notes due May 1, 2017 (7 1/2% Notes). Interest on the 7 1/2% Notes is payable on May 1 and November 1 of each year, commencing on November 1, 2007. The 7 1/2% Notes are redeemable at our option, in whole or in part, at any time on or after May 1, 2012 at various redemption prices, together with accrued and unpaid interest and additional interest, if any, to the redemption date. In addition, at any time on or before May 1, 2010, we may, at our option and subject to certain requirements, use the cash proceeds from one or more qualified equity offerings by us to redeem up to 35% of the aggregate principal amount of the 7 1/2% Notes issued under the Indenture at a redemption price equal to 107.5% of the principal amount, together with accrued and unpaid interest, if any, thereon to the redemption date.

On April 2, 2007, we replaced our existing $300 million senior revolving credit facility with a new senior credit facility. This new senior credit facility consists of a $300 million revolving line of credit maturing April 2, 2013 and a $450 million term loan maturing on April 2, 2014 (collectively the “Credit Facility”). As of December 31, 2007, the revolving line of credit included outstanding cash borrowings of approximately $60.0 million and commitments to support letters of credit totaling $8.6 million issued on our behalf for normal operating purposes which resulted in an available balance of $231.4 million.

Borrowings under the Credit Facility, if any, bear interest at current market rates plus a margin based upon our ratio of debt to EBITDA, as defined. The incremental interest margin on borrowings under the Credit Facility decreases as our ratio of debt to EBITDA decreases to specified levels. During 2007, this interest margin was 1.75% over the applicable LIBOR rate. Additionally, we can borrow on the prevailing prime rate of interest plus an interest margin of 0.50%. The average rate of interest during 2007, inclusive of incremental margin, was 7.40% and 7.08% for the revolving credit facility and term loan, respectively. Under the Credit Facility, certain transactions may trigger mandatory prepayment of borrowings, if any. Such transactions may include equity or debt offerings, certain asset sales and extraordinary receipts. We pay a quarterly fee (1.95% per annum at December 31, 2007) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.50% per annum at December 31, 2007) on the average unused portion of the revolving credit facility. In addition, we make mandatory quarterly amortization payments (1.0% per annum at December 31, 2007) on the outstanding balance of the term loan. The revolver component of the Credit Facility provides that we maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios. Certain covenants under the revolving credit facility may limit the incurrence of additional indebtedness. Our revolving credit facility prohibits dividend payments by us. On October 5, 2007, as a result of the 2007 Recall, we amended the Credit Facility. The amendment changed the Maximum Consolidated Total Leverage Ratio for certain quarterly periods. Additionally, for purposes of calculating this ratio as well as the Minimum Consolidated Interest Coverage Ratio, we were permitted to exclude certain recall-related costs. We were in compliance with these covenants at December 31, 2007. The Credit Facility is collateralized by a first priority perfected lien on, and pledge of, all of our combined present and future property and assets (subject to certain exclusions), 100% of the stock of the domestic subsidiaries, 66% of the stock of foreign subsidiaries and all present and future intercompany debts.

Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from some of our non-U.S. subsidiaries may result in additional tax costs. However, these cash balances are generally available without legal restriction to fund ordinary business operations.

We believe that the net cash provided by our operating activities, supplemented as necessary with borrowings available under our revolving credit facility and existing cash and equivalents, will provide sufficient resources to fund the expected 2008 capital expenditures, and meet our working capital requirements, debt service and other cash needs over the next year. This belief assumes continued recovery of our eye care operations from the 2007 Recall as 2008 progresses and also assumes that our laser vision correction business is not significantly affected by economic weakness beyond our current expectations. Should one or both of these assumptions differ materially from our expectation, our operating results, financial condition and liquidity could be materially adversely affected.

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

Foreign currency fluctuations. Approximately 58% of our revenues in the years ended December 31, 2007 and 2006, respectively, and approximately 67% of our revenues in the year ended December 31, 2005, were derived from operations outside the United States, and a significant portion of our cost structure is denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

Contractual obligations. The following represents a list of our material contractual obligations and commitments as of December 31, 2007:

	Payments Due by Period
	2008	2009-2010	2011-2012	Thereafter	Total
	(in millions)
Long-term debt, principal amount	$64.5	$9.0	$9.0	$1,525.2	$1,607.7
Cash commitments for interest payments	67.8	132.3	133.4	421.3	754.8
Operating lease obligations	18.3	25.2	17.8	39.3	100.6
IT services	5.0	9.4	8.1	—	22.5
Other purchase obligations, primarily purchases of inventory and capital equipment	126.0	44.1	—	—	170.1

As of December 31, 2007, we had a liability for unrecognized tax benefits, including interest and penalties of $37.5 million. We are unable to determine when cash settlement with tax authorities may occur.

Off-balance sheet arrangements. We had no off-balance sheet arrangements at December 31, 2007.

New Accounting Standards

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007 and recorded an increase in accumulated deficit of $0.3 million related to the cumulative effect of adoption. The components of the cumulative effect of adoption included an increase of $1.8 million in the gross liability for unrecognized tax benefits, an increase in gross deferred tax assets of $3.5 million and a decrease in goodwill of $1.4 million.

As of the adoption date, we had unrecognized tax benefits of $30.1 million of which $20.2 million, if recognized, would affect the effective tax rate. As of December 31, 2007, we had unrecognized tax benefits of $46.4 million of which $29.4 million, if recognized, would affect the effective tax rate. The difference primarily relates to timing differences and amounts arising from business combinations which, if recognized, would be recorded to goodwill.

We conduct business globally and, as a result, we or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Ireland, Japan, Germany, China, and Netherlands. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 1999.

We anticipate that the total amount of liability for unrecognized tax benefits may change due to the settlement of audits and the expiration of statute of limitations in the next 12 months. Quantification of such change cannot be estimated at this time.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of the date of adoption, we had a liability for interest and penalties of $1.4 million (net of tax benefit of $0.8 million). As of December 31, 2007, we had a liability for interest and penalties of $2.4 million (net of tax benefit of $1.3 million).

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. During 2007, the FASB became aware of numerous implementation issues as companies worked to prepare to adopt FAS 157. Accordingly, the FASB agreed in February 2008 to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis, e.g., those measured at fair value in a business combination. We are currently assessing the impact of SFAS No. 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the impact (if any) of SFAS No. 159 on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. We will be required to adopt SFAS No. 141(R) and SFAS No. 160 on or after December 15, 2008. We have not yet determined the effect, if any, that the adoption of SFAS No. 141(R) and SFAS No. 160 will have on our consolidated financial statements.

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

Interest rate risk. At December 31, 2007, our debt comprises domestic borrowings of $1,101.1 million of fixed rate debt and $506.6 million of variable rate debt. If the interest rates on our variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $5.1 million based on the amount of outstanding variable rate debt at December 31, 2007.

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

The tables below present information about our debt obligations and interest rate derivatives for the years ended December 31, 2007 and 2006:

December 31, 2007

	Maturing in						Total	Fair Market Value
	2008	2009	2010	2011	2012	Thereafter
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$246,105	$246,105	$226,038
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$105,000	$105,000	$92,400
Weighted Average Interest Rate	—	—	—	—	—	1.375%	1.375%
Fixed Rate	$—	$—	$—	$—	$—	$500,000	$500,000	$400,425
Weighted Average Interest Rate	—	—	—	—	—	3.25%	3.25%
Fixed Rate	$—	$—	$—	$—	$—	$250,000	$250,000	$230,000
Weighted Average Interest Rate	—	—	—	—	—	7.50%	7.50%
Variable Rate	$60,000	$—	$—	$—	$—	$—	$60,000	$60,000
Weighted Average Interest Rate	5.00%	—	—	—	—	—	5.00%
Variable Rate	$4,500	$4,500	$4,500	$4,500	$4,500	$424,125	$446,625	$446,625
Weighted Average Interest Rate	5.00%	5.25%	5.50%	5.50%	5.75%	5.75%	5.50%
Total Debt Obligations	$64,500	$4,500	$4,500	$4,500	$4,500	$1,525,230	$1,607,730	$1,455,488
Weighted Average Interest Rate	5.00%	5.25%	5.50%	5.50%	5.75%	4.39%	4.36%

December 31, 2006
	Maturing in						Total	Fair Market Value
	2007	2008	2009	2010	2011	Thereafter
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$246,105	$246,105	$238,722
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$105,000	$105,000	$99,554
Weighted Average Interest Rate	—	—	—	—	—	1.375%	1.375%
Fixed Rate	$—	$—	$—	$—	$—	$500,000	$500,000	$455,950
Weighted Average Interest Rate	—	—	—	—	—	3.25%	3.25%
Total Debt Obligations	$—	$—	$—	$—	$—	$851,105	$851,105	$794,226
Weighted Average Interest Rate	—	—	—	—	—	2.80%	2.80%

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

At December 31, 2007, there are no outstanding interest rate swaps.

The following tables provide information about our foreign currency derivative financial instruments outstanding as of December 31, 2007 and 2006. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	December 31, 2007		December 31, 2006
	Notional Amount	Average Contract or Strike Rate	Notional Amount	Average Contract or Strike Rate
	(in $ millions)		(in $ millions)
Foreign currency forward contracts:
Receive US$/Pay Foreign Currency:
Swedish Krona	$24.9	6.42	$8.8	6.85
Canadian Dollar	9.1	0.99	9.5	1.16
Australia Dollar	3.5	1.14	7.1	1.27
Japanese Yen	16.8	112.90	7.1	118.80
Pay US$/Receive Foreign Currency:
U.K. Pound	17.9	0.50	—	—
Danish Krone	1.4	5.11	—	—
Swiss Franc	4.4	1.13	3.7	1.22
Norwegian Krone	0.8	5.44	—	—

Total Notional	$78.8		$36.2

Estimated Fair Value	$(0.2)		$—

Foreign currency purchased put options:
Japanese Yen	$35.8	119.02	$72.0	118.00
Euro	46.0	1.32	50.8	1.24
Foreign currency sold call options:
Japanese Yen	29.3	114.97	81.3	104.50
Euro	46.0	1.32	53.1	1.29

Total Notional	$157.1		$257.2

Estimated Fair Value	$(6.1)		$(0.6)

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of December 31, 2007 and 2006. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The impact of foreign exchange risk management transactions on income was a net realized (loss) gain of $(4.0) million, $2.3 million and $(2.0) million in 2007, 2006 and 2005, respectively, which are recorded in “Other, net” on the accompanying consolidated statements of operations.

Item 8:	Financial Statements and Supplementary Data

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
	(In thousands, except share data)
ASSETS
Current assets
Cash and equivalents	$34,525	$34,522
Trade receivables, net	250,018	232,408
Inventories	160,267	127,532
Deferred income taxes	42,227	41,698
Income tax receivable	10,569	15,045
Other current assets	25,505	26,938

Total current assets	523,111	478,143
Property, plant and equipment, net	177,675	132,756
Deferred income taxes	14,111	13,260
Other assets	94,949	69,365
Intangible assets, net	649,369	471,664
Goodwill	1,289,121	848,709

Total assets	$2,748,336	$2,013,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and short-term borrowings	$64,500	$—
Accounts payable	88,432	53,897
Accrued compensation	54,410	41,896
Other accrued expenses	128,833	120,384
Deferred income taxes	6,419	1,276

Total current liabilities	342,594	217,453
Long-term debt, net of current portion	1,543,230	851,105
Deferred income taxes	198,333	185,844
Other liabilities	65,443	43,504
Commitments and contingencies (note 13)
Stockholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 240,000,000 shares authorized; 60,647,394 and 59,512,106 shares issued	606	595
Additional paid-in capital	1,451,961	1,409,475
Accumulated deficit	(923,469)	(730,800)
Accumulated other comprehensive income	69,726	36,745
Less treasury stock, at cost (3,186 and 1,397 shares)	(88)	(24)

Total stockholders’ equity	598,736	715,991

Total liabilities and stockholders’ equity	$2,748,336	$2,013,897

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Net sales	$1,090,846	$997,496	$920,673
Cost of sales	474,974	379,325	353,325

Gross profit	615,872	618,171	567,348
Selling, general and administrative	547,112	404,802	396,599
Research and development	81,832	66,099	61,646
In-process research and development	86,980	—	490,750
Business repositioning	—	46,417	29,680
Net gain on legal contingencies	—	(96,896)	—

Operating (loss) income	(100,052)	197,749	(411,327)

Non-operating expense (income):
Interest expense	70,536	30,272	29,332
Unrealized loss (gain) on derivative instruments	6,127	1,290	(2,563)
Loss due to early retirement of Convertible Senior Subordinated Notes (note 6)	—	18,783	1,885
Other, net	3,238	2,588	316

	79,901	52,933	28,970

Earnings (loss) before income taxes	(179,953)	144,816	(440,297)
Provision for income taxes	12,996	65,345	12,900

Net (loss) earnings	$(192,949)	$79,471	$(453,197)

Net (loss) earnings per share:
Basic	$(3.22)	$1.25	$(8.28)

Diluted	$(3.22)	$1.21	$(8.28)

Weighted average number of shares outstanding:
Basic	59,991	63,383	54,764

Diluted	59,991	65,571	54,764

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid-In In Capital	Unearned Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total

	Shares	Par Value					Shares	Amount
	(in thousands)
Balance at December 31, 2004	37,069	$371	$310,547	$(110)	$(104,389)	$69,874	(1)	$(23)	$276,270
Comprehensive loss
Net loss					(453,197)				(453,197)
Foreign currency translation adjustments						(89,537)			(89,537)
Reclassification adjustment for realized gain on derivative instrument qualifying as cash flow hedge, net of $112 of tax						(207)			(207)

Total comprehensive loss									$(542,941)

Issuance of common stock in connection with convertible note exchanges	453	4	10,126						10,130
Issuance of common stock under stock option plan	2,305	23	41,388						41,411
Issuance of common stock under stock purchase plans	144	1	4,429						4,430
Issuance of restricted stock	74	1	4,008	(4,008)					1
Cancellation of restricted stock			(49)	49					—
Issuance of common stock under VISX acquisition	27,787	278	1,202,907						1,203,185
Expense of compensation plan				1,245					1,245
Tax benefits from employee stock plans			16,332						16,332
Transfer of restricted stock to treasury stock								(1)	(1)

Balance at December 31, 2005	67,832	$678	$1,589,688	$(2,824)	$(557,586)	$(19,870)	(1)	$(24)	$1,010,062
Comprehensive income
Net earnings					79,471				79,471
Foreign currency translation adjustments						58,036			58,036

Total comprehensive income									$137,507

Adjustment for initial adoption of FAS 158, net of taxes						(1,421)			(1,421)
Issuance of common stock under stock option plan	1,799	18	37,276						37,294
Issuance of common stock under stock purchase plans	154	2	4,927						4,929
Issuance of restricted stock	225	2	(2)						—
Cancellation of restricted stock	(7)	—							—
Stock repurchase	(10,491)	(105)	(247,210)		(252,685)				(500,000)
Reclassification of unearned compensation balance			(2,824)	2,824					—
Tax benefits from employee stock plans			8,386						8,386
Stock-based compensation expense			19,234						19,234

Balance at December 31, 2006	59,512	$595	$1,409,475	$—	$(730,800)	$36,745	(1)	$(24)	$715,991
Comprehensive income
Net loss					(192,949)				(192,949)
Foreign currency translation adjustments						30,980			30,980
Pension obligation						2,001			2,001

Total comprehensive loss									$(159,968)

Cumulative effect of adoption of FIN 48					280				280
Issuance of common stock under stock option plan	948	9	16,570						16,579
Issuance of common stock under stock purchase plans	201	2	5,539						5,541
Issuance of restricted stock	8	—	(1)						(1)
Cancellation of restricted stock	(22)	—	1						1
Treasury stock							(2)	(64)	(64)
Stock-based compensation expense			20,377						20,377

Balance at December 31, 2007	60,647	$606	$1,451,961	$—	$(923,469)	$69,726	(3)	$(88)	$598,736

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows provided by operating activities
Net (loss) earnings:	$(192,949)	$79,471	$(453,197)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Amortization and write-off of original issue discount and debt issuance costs	6,336	7,051	9,284
Amortization and write-off of net realized gain on interest rate swaps	—	—	(773)
Depreciation and amortization	99,248	70,598	51,588
Deferred income taxes	(16,518)	29,985	(5,104)
In-process research and development	86,980	—	490,750
Loss on exchange of convertible senior subordinated notes	—	18,783	1,670
Loss on investments and assets	4,981	2,204	13,165
Unrealized loss (gain) on derivatives	6,127	1,290	(2,563)
Stock based compensation expense	20,377	19,234	1,245
Changes in assets and liabilities, net of effect of acquisitions:
Trade receivables	23,615	13,918	(27,780)
Inventories	(611)	(20,378)	(14,720)
Other current assets	6,230	(6,190)	(7,170)
Accounts payable	13,842	(11,823)	(27,328)
Accrued expenses and other liabilities	(12,854)	27,647	6,684
Income taxes	11,925	(6,880)	(16,802)
Other non-current assets	(4,558)	(116)	1,887

Net cash provided by operating activities	52,171	224,794	20,836

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(738,452)	—	(36,867)
Additions to property, plant and equipment	(45,754)	(29,023)	(23,097)
Proceeds from sale of property, plant and equipment	1,054	2,609	48
Additions to capitalized internal-use software	(8,345)	(3,191)	(8,816)
Additions to demonstration and bundled equipment	(9,484)	(10,756)	(11,135)

Net cash used in investing activities	(800,981)	(40,361)	(79,867)

Cash flows from financing activities
Short-term borrowings (repayments), net	60,000	(60,000)	60,000
Repayment of long-term debt	(3,375)	(167,678)	(194,166)
Financing related costs	(16,537)	(11,063)	(8,459)
Proceeds from issuance of long-term debt	700,000	500,000	150,000
Proceeds from issuance of common stock	22,120	42,223	45,841
Repurchase and retirement of common stock	—	(500,000)	—
Purchase of treasury stock	(64)	—	—
Excess tax benefits from stock-based compensation	—	6,718	—
Other	—	—	773

Net cash provided by (used in) financing activities	762,144	(189,800)	53,989

Effect of exchange rates on cash and equivalents	(13,331)	(937)	(3,587)

Net increase (decrease) in cash and equivalents	3	(6,304)	(8,629)
Cash and equivalents at beginning of year	34,522	40,826	49,455

Cash and equivalents at end of year	$34,525	$34,522	$40,826

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$61,400	$14,781	$22,005
Income taxes	10,674	25,675	34,805

Supplemental non-cash investing and financing activities:
Exchange of convertible notes into common stock	$—	$—	$8,600
Acquisition of VISX, Incorporated (note 3)	—	—	1,203,185

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

Note 1: Description of Business

Advanced Medical Optics, Inc. (AMO or the Company) develops, manufactures and markets medical devices for the eyes. Effective January 1, 2006, the Company’s reportable segments are represented by three business units: cataract/implant, laser vision correction (LVC) and eye care. The cataract/implant business focuses on the four key products required for cataract surgery — foldable intraocular lenses, or IOL’s, implantation systems, phacoemulsification systems and viscoelastics. The LVC business markets laser systems, diagnostic devices, treatment cards and patient interfaces for use in laser eye surgery. The eye care business provides a full range of contact lens care products for use with most types of contact lenses. These products include single-bottle, multi-purpose cleaning and disinfecting solutions, hydrogen peroxide-based disinfecting solutions, daily cleaners, enzymatic cleaners, contact lens rewetting drops. The Company sells its products in approximately 60 countries and has direct operations in approximately 20 countries.

Note 2: Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with accounting principles generally accepted in the United States of America and have been applied consistently in all material respects. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures. Actual results could differ materially from those estimates.

Basis of Presentation

The consolidated financial statements include the accounts of AMO and all of its subsidiaries. All significant transactions among the consolidated entities have been eliminated from the consolidated financial statements.

Foreign Currency Translation

The financial position and results of AMO’s foreign operations are generally determined using local currency as the functional currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income statement amounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions and remeasurements relating to foreign operations deemed to be operating in U.S. dollar functional currency are included in “Other, net” in the accompanying consolidated statements of operations.

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

If it is determined that a decline of any investment is other than temporary, then the carrying value would be written down to fair value, and the write-down would be included in earnings as a loss. There have been no such impairments in any period presented.

Inventories

Inventories are valued at the lower of first-in, first-out cost or market. On a regular basis, the Company evaluates its inventory balances for excess quantities and obsolescence by analyzing demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are written down, if necessary.

Concentration of Suppliers

The Company depends on a limited number of suppliers, which typically include contract manufacturers, subcontractors and third-party vendors, for raw materials, packaging, components, assemblies and certain finished goods. These items are normally purchased through standard purchase orders or short-term supply agreements. The Company’s business, results of operations and cash flows could be adversely affected by events including, but not limited to, an unforeseen delay of supply, work stoppage, product design changes, regulatory changes, deterioration of quality of procured items or circumstances that limit the Company’s ability to negotiate competitive pricing on its purchases. There can be no assurance that the Company will be able to successfully maintain a sufficient safety stock of its products or to guard against supply disruptions if an adverse event were to occur.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Additions, major renewals and improvements are capitalized, while maintenance and repairs are expensed. For financial reporting purposes, depreciation is generally provided on the straight-line method over the useful lives of the related assets, which are 20 to 40 years for buildings and improvements and from 2 to 15 years for machinery and equipment. Leasehold improvements are amortized over the life of the related facility lease or the asset, whichever is shorter. Accelerated depreciation methods are generally used for income tax purposes.

Goodwill and Long-Lived Assets

Goodwill represents the excess of acquisition costs over the fair value of net assets of purchased businesses. Intangible assets include patents, licensing agreements, customer relationships and technology rights, which are amortized utilizing a straight-line method over their estimated useful lives ranging from 3 to 19 years, and non-amortizable trademarks.

Goodwill and non-amortizable intangible assets are not amortized, but instead are subject to a periodic impairment review performed during the second quarter of each fiscal year. In a business combination, goodwill is allocated to the Company’s various reporting units, which are the same as the Company’s reportable segments, based on relative fair value of the assets acquired and liabilities assumed. The Company reviews the recoverability of its goodwill and non-amortizable intangible assets on an annual basis by comparing each unit’s fair value to the net book value of its assets. If the book value of the reporting unit’s assets exceeds its fair value, the goodwill is written down to its implied fair value.

Goodwill and acquired intangible assets are specifically identified to each reportable unit. Since each manufacturing plant is dedicated to a specific product category that corresponds to our reportable segments, assets and liabilities related to manufacturing operations are specifically identified to each reportable unit. Assets and liabilities of our commercial operations are not specifically identified since these amounts benefit multiple business units. The Company uses revenue as a key measure in evaluating the performance of each business unit and the determination of resources to be dedicated to each business unit. Therefore, the Company believes that revenue generated by each reporting unit provides a reasonable measure to use as a basis to apply a consistent allocation methodology. Accordingly, assets and liabilities for our commercial operations have been assigned to the reporting units based on revenues generated by each reporting unit.

In the second quarters of 2007, 2006 and 2005, the Company performed its annual impairment tests of its goodwill and non-amortizable intangible assets, and no impairment was indicated based on these tests.

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

Capitalized Software

The Company capitalizes certain internal-use computer software costs in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These capitalized costs are amortized utilizing the straight-line method over their estimated economic life not to exceed three years.

Demonstration (Demo) and Bundled Equipment

In the normal course of business, the Company maintains demo and bundled equipment, primarily phacoemulsification equipment, for the purpose and intent of selling similar equipment or related products to the customer in the future. Demo and bundled equipment are not held for sale and are recorded as other non-current assets. The assets are amortized utilizing the straight-line method over their estimated economic life not to exceed three years.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue when it is realized or realizable in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. The Company records revenue from eye care and cataract/implant product sales when title and risk of ownership have been transferred to the customer, which is typically upon delivery to the customer, with the exception of intraocular lenses distributed on a consignment basis, which is upon notification of implantation in a patient. The Company uses judgment when determining whether collection is reasonably assured and relies on a number of factors, including past transaction history with the customer and management evaluations of the credit worthiness of the customer. When the Company determines that collection is not reasonably assured, it defers revenue until such time that collection is reasonably assured.

The Company sells its laser vision correction products to customers under contractual arrangements which contain multiple deliverables. The Company evaluates whether the separate deliverables in each arrangement can be unbundled. These contractual arrangements typically include a laser system, a license and related per procedure fees associated with disposables (treatment key cards or patient interfaces) and training. For these sales, the Company applies the residual value method in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which requires the allocation of the total arrangement consideration less the fair value of the undelivered elements. Systems sold to direct customers include installation and system revenue from such sales is recognized after the installation has been completed. The Company also utilizes third-party distributors who are responsible for all marketing, sales, installation, training and warranty labor costs. Accordingly, revenue associated with sales to distributors is recognized when title and risk of loss has been transferred to the distributor in accordance with the terms of the related distribution agreement. The Company recognizes revenues from the sale of disposables to all customers upon shipment as it has no continuing obligations or involvement subsequent to shipment.

The Company also offers extended warranty contracts, which are separately sold to non-distributor customers. Revenue is recorded on a straight-line basis over the period of the extended contracts, which is generally one year.

Some customers finance the purchase or rental of their equipment directly from the Company over periods ranging from one to four years. These financing agreements are classified as either rental or operating leases or sales type leases as prescribed by SFAS No. 13, Accounting for Leases. Under sales type leases, equipment revenues are recognized based on the net present value of the expected cash flow after installation. Under rental or operating lease arrangements, rental revenue is recognized over the term of the agreement.

The Company generally permits returns of eye care and cataract/implant products if an item is returned in a timely matter, in good condition, and through the normal channels of distribution. However, the Company does not accept returns of laser vision correction products and do not provide rights of return or exchange, price protection or stock rotation rights to any laser vision correction product distributor. Eye care and cataract/implant product return policies in certain international markets can be more stringent and are based on the terms of contractual agreements with the customers. Allowances for returns are provided for based upon an analysis of the Company’s historical patterns of returns. To date, historical product returns have been within the Company’s estimates.

When the Company recognizes revenue from the sale of products, certain allowances known and estimable at time of sale are recorded as a reduction to sales. These items include cash discounts, allowances and rebates. These items are reflected as a reduction to accounts receivable to the extent the customer will or is expected to reduce its payment on the related invoice amounts. In addition, certain items such as rebates provided to customers that meet certain buying targets are paid to the customer subsequent to customer payment. In these cases, such amounts are recorded as accrued liabilities. These provisions are estimated based on historical payment experience, historical relationship to revenues and estimated customer inventory levels. To date, historical sales allowances have been within the Company’s estimates.

The allowance for doubtful accounts is determined by analyzing specific customer accounts and assessing the risk of uncollectibility based on insolvency, disputes, current economic trends, changes in customer payment trends or other collection issues. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains, corporate LASIK chains and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the large number of customers comprising the Company’s customer base, and their geographic dispersion. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.

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

Effective January 1, 2007, the Company adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48), which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. As a multinational corporation, the Company is subject to taxation in many jurisdictions, its income tax returns in several locations are being examined by the local taxation authorities and the calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.

Stock Based Compensation

Prior to January 1, 2006, the Company’s stock-based compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and the disclosure only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123). Accordingly, no compensation expense was recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. The fair value, as determined on the date of grant, of restricted stock awards was recognized as compensation expense ratably over the respective vesting period. Additionally, the employee stock purchase plan (ESPP) qualified as a non-compensatory plan under APB 25; therefore, no compensation cost was recorded in relation to the discount offered to employees for purchases made under the ESPP.

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, requiring recognition of expenses equivalent to the fair value of stock-based compensation awards. The Company has elected to use the modified prospective application transition method as permitted by SFAS 123R and therefore has not restated the financial results reported in prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, the Company’s unearned compensation balance at January 1, 2006 was reclassified to additional paid-in capital upon the adoption of SFAS 123R.

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

The components of accumulated other comprehensive income (loss) were as follows:

(in millions)	Foreign currency translation adjustment	Change in net unrealized holding gains / losses on derivatives	Pension-related unrecognized losses and prior service cost, net	Total accumulated other comprehensive income (loss)
Balance as of December 31, 2004	$69,667	$207	$—	$69,874
Net change during the year	(89,537)	(207)	—	(89,744)

Balance as of December 31, 2005	(19,870)	—	—	(19,870)
Net change during the year	58,036	—	—	58,036
Adoption of SFAS No. 158	—	—	(1,421)	(1,421)

Balance as of December 31, 2006	38,166	—	(1,421)	36,745
Net change during the year	30,980	—	2,001	32,981

Balance as of December 31, 2007	$69,146	$—	$580	$69,726

Recently Adopted and Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. During 2007, the FASB became aware of numerous implementation issues as companies worked to prepare to adopt FAS 157. Accordingly, the FASB agreed in February 2008 to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis, e.g., those measured at fair value in a business combination. The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact (if any) of SFAS No. 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141R), and SFAS No. 160, “Accounting and Reporting of Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. The Company will be required to adopt SFAS No. 141R and SFAS No. 160 on or after December 15, 2008. The Company has not yet determined the effect, if any, that the adoption of SFAS No. 141R and SFAS No. 160 will have on its consolidated financial statements.

Note 3: Acquisitions

IntraLase Corp.

On April 2, 2007, pursuant to the Agreement and Plan of Merger (Merger Agreement) dated as of January 5, 2007, by and among AMO, Ironman Merger Corporation, a wholly owned subsidiary of AMO, and IntraLase Corp. (IntraLase), the Company completed its acquisition of IntraLase (IntraLase acquisition), for total consideration of approximately $822 million in cash. IntraLase, a designer, developer and manufacturer of an ultra-fast laser for refractive and corneal surgery that creates precise corneal incisions for laser vision correction in the first step of LASIK surgery.

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

The results of operations of IntraLase have been included in the accompanying consolidated statements of operations from the acquisition date. The total purchase price of the IntraLase acquisition was as follows (in thousands):

Cash consideration to IntraLase stockholders	$741,652

Cash payment for vested IntraLase stock options	71,166

Estimated direct transaction fees and expenses	8,686

Total purchase price	$821,504

The above purchase price has been allocated based on the fair values of assets acquired and liabilities assumed.

The purchase price has been allocated as follows (in thousands):

Cash and marketable securities	$97,715

Inventories (includes $7,655 step-up to fair value)	24,624

Accounts receivable	28,269

Other current assets	13,850

Property, plant and equipment	14,642

Other non-current assets	9,933

Intangible assets	224,200

In-process research and development	85,400

Goodwill	414,853

Accounts payable	(11,437)

Other liabilities	(41,132)

Non-current deferred tax liability, primarily related to intangible assets	(39,413)

Net assets acquired	$821,504

The valuation of acquired intangible assets and in-process research and development was based on the actual net assets of IntraLase that existed as of the date of the completion of the acquisition. Of the $224.2 million of acquired intangible assets, $170.2 million was assigned to developed technology rights that have a weighted-average useful life of approximately 7 years, $10.1 million was assigned to customer relationships with a useful life of 5 years and $43.9 million was assigned to the IntraLase tradename with an indefinite useful life. The amounts assigned to intangible assets were based on management’s estimate of the fair value. Developed technology rights recorded in connection with the acquisition of IntraLase were established as intangible assets under paragraph 39 of SFAS 141 as the underlying technologies are legally protected by patents covering the femtosecond laser and approved applications of the laser received from regulatory authorities in the United States and international locations. The developed technology rights are both transferable and separable from the acquired entity.

Identification and allocation of value to the identified intangible assets was based on the provisions of SFAS No. 141, “Business Combinations” (SFAS No. 141). The fair value of the identified intangible assets was estimated by performing a discounted cash flow analysis using the “income” approach. This method includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets are discounted to their present value at a rate commensurate with the perceived risk. The projected cash flow assumptions considered contractual relationships, customer attrition, eventual development of new technologies and market competition.

The estimates of expected useful lives were based on guidance from SFAS No. 141 and take into consideration the effects of competition, regulatory changes and possible obsolescence. The useful lives of technology rights were based on the number of years in which net cash flows have been projected. The useful lives of customer relationships were estimated based upon the length of the contracts currently in place, probability based estimates of contract renewals in the future and natural growth and diversification of other potential customers, which were considered insignificant. Management considers the IntraLase tradename to be a leading name in laser vision correction procedures. Management intends to maintain and continue to market existing and new products under the IntraLase tradename. As management intends to continue to use the IntraLase tradename indefinitely, an indefinite life was assigned.

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

A history of operating margins and profitability, a strong scientific, service and manufacturing employee base and a leading presence in the laser market were among the factors that contributed to a purchase price resulting in the recognition of goodwill. The acquired goodwill, which is not deductible for tax purposes, has been allocated to the Company’s LVC segment.

In-process research and development (IPR&D)

IntraLase had two development projects in-process as of the acquisition date. The first project involves technology advancements to reduce the pulse energy and provide smoother, more precise dissections, and enables thinner flaps with the femtosecond laser. The fair value assigned to this project was $81.3 million. The second project involved the development of technologies to allow for ease of transport of femtosecond lasers from one location to another. The fair value assigned to this project was $4.1 million. Subsequent to the acquisition date, management of AMO decided to cancel the second project.

The allocation of the purchase price assigned to IPR&D represented the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. The fair value of these IPR&D projects was estimated by performing a discounted cash flow analysis using the “income” approach. Net cash flows attributable to the projects were discounted to their present values at a rate commensurate with the perceived risk, which for these projects was estimated between 14-16%. The following assumptions underlie the projected cash flows as of the IntraLase acquisition date.

• An enhanced procedure to cut corneal flaps with the femtosecond laser was forecast to be approved for sale in the U.S. in 2011.

• Further development of therapeutic applications in the IntraLase Enabled Keratoplasty (IEK) was forecast to be approved for sale in the U.S. in 2007. This procedure uses the IntraLase laser for corneal transplant surgery, which involves replacing a diseased or scarred cornea with a donor cornea.

• Other ancillary femtosecond laser technologies were forecast to be approved for sale in the U.S. in 2008.

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

• Remaining development and sustaining engineering expenses once commercialized were also estimated by management according to internal planning estimates; and

• The cost structure was assumed to be similar to that for existing products within IntraLase as well as similar assets previously acquired and those observed in the market.

The major risks and uncertainties associated with the timely and successful completion of the first project consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of this project will materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

The following unaudited pro forma information assumes the IntraLase acquisition occurred at the beginning of each period presented below. These unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the IntraLase acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for years ended December 31, 2007 and 2006 were as follows (in thousands, except per share data):

	Year Ended December 31, 2007		Year Ended December 31, 2006
Net sales	$1,130,166		$1,129,423
Net loss	(205,144	)(1)	(6,569	)(2)
Loss per share:
Basic	$(3.42)		$(0.10)
Diluted	$(3.42)		$(0.10)

(1)	The unaudited pro forma information for the year ended December 31, 2007 includes the following non-recurring charges related to the IntraLase acquisition: an $85.4 million in-process research and development charge and a $7.7 million inventory step-up charge. The unaudited pro forma information also reflects a $6.8 million increase in amortization related to management’s estimate of the fair value of intangible assets acquired as the result of the IntraLase acquisition, a $14.8 million increase in interest expense resulting from additional borrowings incurred to fund the cash portion of the IntraLase acquisition and related costs and amortization of deferred financing costs, a $1.4 million decrease representing the elimination of IntraLase’s interest income relating to the marketable securities which were liquidated, and an $9.2 million decrease reflecting the pro forma tax effect of the adjustments at an estimated combined effective tax rate of 40%.

(2)	The unaudited pro forma information for the year ended December 31, 2006 includes the following non-recurring charges related to the IntraLase acquisition: an $85.4 million in-process research and development charge and a $7.7 million inventory step-up charge. The unaudited pro forma information also reflects a $27.1 million increase in amortization related to management’s estimate of the fair value of intangible assets acquired as the result of the IntraLase acquisition, a $59.0 million increase in interest expense resulting from additional borrowings incurred to fund the cash portion of the IntraLase acquisition and related costs and amortization of deferred financing costs, respectively, a $4.7 million decrease representing the elimination of IntraLase’s interest income relating to the marketable securities which were liquidated, and a $73.6 million decrease reflecting the pro forma tax effect of the adjustments at an estimated combined effective tax rate of 40%.

WaveFront Sciences, Inc. (WFSI)

In January 2007, the Company acquired WFSI, an optical medical device research and development company, for approximately $14 million, excluding future contingent consideration discussed below. The purchase price included $1.6 million of IPR&D which was expensed in the quarter ended March 30, 2007, as it represented the fair value of projects that had not reached technological feasibility and had no alternative future use at the date of acquisition. The purchase agreement provides for additional future payments of approximately $6 million that are contingent on successful achievement of certain milestones, $1.6 million of which has been paid through December 31, 2007. The acquisition of WFSI was not material to the historical consolidated financial position, results of operations or cash flows of the Company.

VISX, Incorporated (VISX)

On May 27, 2005, pursuant to the Agreement and Plan of Merger (Merger Agreement) dated as of November 9, 2004, as amended, by and among AMO, Vault Merger Corporation, a wholly owned subsidiary of AMO, and VISX, AMO completed its acquisition of VISX for total consideration of approximately $1.4 billion, consisting of approximately 27.8 million shares of AMO common stock, the fair value of VISX stock options converted to AMO stock options and approximately $176.2 million in cash (VISX acquisition). VISX products include the VISX STAR Excimer Laser System, the VISX WaveScan System and VISX treatment cards. As a result of the VISX acquisition, the Company became the leader in the design and development of proprietary technologies and systems for laser vision correction of refractive vision disorders. The VISX acquisition has been accounted for as a purchase business combination. The results of operations of the VISX acquisition have been included in the accompanying consolidated statements of operations from the date of the VISX acquisition.

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

Identification and allocation of value to the identified intangible assets was based on the provisions of SFAS No. 141, “Business Combinations” (SFAS No. 141). The fair value of the identified intangible assets was estimated by performing a discounted cash flow analysis using the “income” approach. This method includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets are discounted to their present value at a rate commensurate with the perceived risk. The projected cash flow assumptions considered contractual relationships, customer attrition, eventual development of new technologies and market competition.

The estimates of expected useful lives are based on guidance from SFAS No. 141 and take into consideration the effects of competition, regulatory changes and possible obsolescence. The useful lives of technology rights are based on the number of years in which net cash flows have been projected. The useful lives of customer relationships was estimated based upon the length of the contracts currently in place, probability based estimates of contract renewals in the future and natural growth and diversification of other potential customers, which were considered insignificant. Management considers the VISX tradename to be the leading name in excimer laser vision correction procedures. VISX’s estimated market share of 60 percent demonstrates its commercial success. Management intends to maintain and continue to market existing and new products under the VISX tradename. As management intends to continue to use the VISX tradename indefinitely, an indefinite life was assigned.

Assumptions used in forecasting cash flows for each of the identified intangible assets included consideration of the following:

•	VISX historical operating margins

•	Number of procedures and devices VISX has developed and had approved by the FDA

•	VISX market share

•	Contractual and non-contractual relationships with large groups of surgeons and

•	Patents and exclusive licenses held.

A history of operating margins and profitability, a strong scientific, service and manufacturing employee base and a leading presence in the excimer laser market were among the factors that contributed to a purchase price resulting in the recognition of goodwill. The acquired goodwill, which is not deductible for tax purposes, has been allocated to the laser vision correction segment.

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

The fair value of these projects was determined by performing a discounted cash flow analysis using the “income” approach. Net cash flows attributable to these projects were discounted to their present values at a rate commensurate with the perceived risk, which for these projects ranged from 19.0 to 21.0 percent. The following assumptions underlie the projected cash flows as of the VISX acquisition date:

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

The following unaudited pro forma information assumes the VISX acquisition occurred on January 1, 2005. These unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the VISX acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for year ended December 31, 2005 is as follows (in thousands, except per share data):

	Year Ended December 31, 2005
Net sales	$1,000,842
Net loss	(451,123	)(1)
Loss per share:
Basic and diluted (2)	$(6.84)

(1)	The unaudited pro forma information for the year ended December 31, 2005 includes the following non-recurring charges related to the VISX acquisition: a $488.5 million in-process research and development charge and a $2.0 million charge for the amortization and write-off of debt issuance costs. The unaudited pro forma information also reflects an $11.7 million increase in amortization related to management’s estimate of the fair value of intangible assets acquired as the result of the VISX acquisition and a $4.7 million increase in interest expense resulting from additional borrowings incurred to fund the cash portion of the VISX acquisition and related costs and amortization of deferred financing costs. Approximately $11.0 million of merger charges incurred by VISX are not excluded from the unaudited pro forma information for the year ended December 31, 2005.
(2)	The weighted average number of shares outstanding used for the computation of basic earnings per share for the year ended December 31, 2005 reflects the issuance of 27.8 million shares of AMO’s common stock to VISX stockholders less the 16.6 million weighted average shares related to the VISX acquisition already included in basic shares outstanding.

Note 4: Restructuring, Product Rationalization and Business Repositioning Plan

Restructuring Plan

After its acquisition of IntraLase in the second quarter of 2007, the Company continued femtosecond laser manufacturing operations in Irvine, California (the “Irvine Plant”). As part of the overall integration of IntraLase, on December 13, 2007, AMO management committed to a plan to relocate the femtosecond laser manufacturing operations from the Irvine Plant to its excimer laser and phacoemulsification manufacturing facility in Milpitas, California (the “Milpitas Plant”), in order to consolidate equipment manufacturing in one location and to maximize opportunities to leverage core strengths. Also included was the movement of the assembly of IntraLase disposable patient interfaces from the Irvine Plant to AMO’s facility in Puerto Rico in order to obtain additional synergies.

As a continuation of AMO’s commitment to further enhance its global competitiveness, operating leverage and cash flow, the Board of Directors of AMO on February 12, 2008 committed to an additional plan to reduce its fixed costs. The additional plan includes a net workforce reduction of approximately 150 positions, or about 4% of the company’s global workforce. In addition, AMO plans to consolidate certain operations, including the relocation of all activities at the Irvine Plant, to improve its overall facility utilization.

These plans include workforce reductions and transfers, outplacement assistance, relocation of certain employees, facilities-related costs, accelerated amortization of certain long-lived assets and termination of redundant supplier contracts. These plans also include anticipated start-up costs such as expenses for moving, incremental travel, recruiting and duplicate personnel associated with hiring staff during ramp-up, as well as incremental costs associated with capacity underutilization of the Milpitas Plant during the ramp-up period.

AMO expects to complete these activities in 2008 and estimates the total non-recurring pre-tax charges resulting from these plans to be in the range of $36 million to $43 million, substantially all of which are expected to be cash expenditures. The Company incurred severance and retention bonus charges of $0.4 million under the plan in 2007. An estimated breakdown of the total charges is as follows:

Severance, retention bonuses, employee relocation and other one-time termination benefits	$20 million - $24 million
Facilities related and other costs	$10 million - $13 million
Termination of redundant supplier contracts and relocation of equipment and inventory	$2 million
Incremental costs for transition and start-up activities at the Milpitas Plant	$4 million

2005 Product Rationalization and Business Repositioning Plan

On October 31, 2005, the Company’s Board of Directors approved a product rationalization and repositioning plan covering the discontinuation of non-strategic cataract surgical and eye care products and the elimination or redeployment of resources that support these product lines. The plan also included organizational changes and potential reductions in force in manufacturing, sales and marketing associated with these product lines, as well as organizational changes in research and development and other corporate functions designed to align the organization with our strategy and strategic business unit organization. Product rationalization covered the discontinuation of non-strategic cataract surgical and eye care products and the elimination or redeployment of resources that supported these product lines. This impacted the scope of our business by eliminating future sales from discontinued products. Business repositioning covered changes in our business strategy and business unit organization. A key driver of the change was our acquisition of VISX in May 2005 which added laser vision correction to our product portfolio. This action, along with other considerations, resulted in many changes, including the movement from a regional organizational structure to a global business unit structure focused by major product categories, strategic and tactical alignment of our business units around common customers and distribution channels and how we market and sell our products to these customers. These changes necessitated organizational shifts as well as workforce reductions in manufacturing, research and development and other corporate functions. Given all the above, the breadth and depth of these changes created a fundamental reorganization that affected the nature and focus of operations.

We incurred charges for such items as organizational changes, brand repositioning, productivity initiatives and sales and marketing. Charges incurred for organizational changes resulted from the reorganization of our management structure from a regional structure to a business unit structure. In connection with the change in management structure, we incurred costs to redefine our strategic planning process, financial reporting processes, realignment and redeployment of customer support and administrative functions and related changes to the underlying infrastructure. Charges incurred for brand repositioning resulted from the reorganization to a business unit structure. We incurred costs to implement a new strategy to link our various product offerings to common customers and distribution channels among our three business units which impacted the manner in which our business is conducted. Charges incurred for productivity initiatives and sales and marketing resulted from our identification of opportunities to make improvements in manufacturing, customer service, information technology, administrative functions and customer and distributor education to support the reorganization to a business unit structure.

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

In 2006, we incurred $62.7 million of pre-tax charges, which included $16.3 million for inventory, manufacturing related and other charges included in cost of sales and $46.4 million included in operating expenses with severance, relocation and other one-time termination benefits of $13.7 million, productivity and brand repositioning costs of $37.6 million, offset by net asset disposal gains of $2.8 million and a net credit from settlement of contractual obligations of $2.1 million. In 2005, we incurred $42.3 million in pre-tax charges which included $12.6 million for inventory related charges included in cost of sales and $29.7 million included in operating expenses with severance, relocation and other one-time termination benefits of $14.0 million, asset write-downs of $9.2 million, contractual obligations of $2.7 million and accelerated productivity and brand repositioning costs of $3.8 million. The plan was completed in 2006. We do not expect to incur additional charges associated with this plan. The cumulative charges incurred of $105.0 million were within the range previously announced.

Business repositioning charges and related activity in the accrual balances during the year ended December 31, 2007 were as follows (in thousands):

Business Repositioning Costs Reported In:	Balance at December 31, 2006	Costs Incurred	Cash Payments	Balance at December 31, 2007
Operating Expenses — Severance, relocation and related costs	$11,399	$—	$(10,704)	$695
Contractual obligations	248	—	(248)	—
Productivity initiatives and brand repositioning costs	1,188	—	(514)	674

	$12,835	$—	$(11,466)	$1,369

Business repositioning charges and related activity in the accrual balances during the year ended December 31, 2006 were as follows (in thousands):

Business Repositioning Costs Reported In:	Balance at December 31, 2005	Costs Incurred	Cash Payments	Non-Cash Adjustments	Balance at December 31, 2006
Cost of sales — Inventory, manufacturing and other charges	$—	$16,244	$—	$(16,244)	$—

Operating Expenses — Severance, relocation and related costs	8,779	13,700	(11,080)	—	11,399
Net gain on asset disposals	—	(2,777)	—	2,777	—
Contractual obligations	2,641	(2,106)	(287)	—	248
Productivity initiatives and brand repositioning costs	883	37,600	(37,295)	—	1,188

	12,303	46,417	(48,662)	2,777	12,835

	$12,303	$62,661	$(48,662)	$(13,467)	$12,835

Note 5: Composition of Certain Financial Statement Captions

	December 31,
	2007	2006
	(in thousands)
Trade receivables, net:
Trade receivables	$264,663	$244,725
Less allowance for doubtful accounts	14,645	12,317

	$250,018	$232,408

Inventories:
Finished products, including consignment inventory of $7,712 and $9,740 in 2007 and 2006, respectively	$93,503	$83,358
Work in process	16,562	13,538
Raw materials	50,202	30,636

	$160,267	$127,532

Property, plant and equipment, net
Land	$11,055	$9,566
Buildings and leasehold improvements	119,935	93,575
Machinery, equipment and furniture	154,599	115,447

	285,589	218,588
Less accumulated depreciation and amortization	107,914	85,832

	$177,675	$132,756

Intangible assets, net:

		December 31, 2007		December 31, 2006
(In thousands)	Useful Life (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizing Intangible Assets:
Patent	17	$431	$(26)	$—	$—
Licensing	3 - 5	4,590	(4,373)	4,590	(4,243)
Technology rights	5 - 19	549,737	(117,699)	364,219	(61,997)
Trademarks	13.5	17,899	(5,064)	16,933	(3,545)
Customer relationships	5 – 10	32,680	(13,106)	22,400	(7,093)

		605,337	(140,268)	408,142	(76,878)
Nonamortizing Tradename (VISX)	Indefinite	140,400	—	140,400	—
Nonamortizing Tradename (IntraLase)	Indefinite	43,900	—	—	—

		$789,637	$(140,268)	$548,542	$(76,878)

The intangible assets balance increased due to the acquisition of IntraLase and WFSI and foreign currency fluctuation. Amortization expense was $60.8 million, $40.0 million and $26.9 million in 2007, 2006 and 2005, respectively, and is recorded in selling, general and administrative in the accompanying consolidated statements of operations. Amortization expense is expected to be approximately $68 million in 2008 and 2009, $65 million in 2010, $64 million in 2011, $59 million in 2012 and $142 million thereafter. Actual amortization expense may vary due to the impact of foreign currency fluctuations.

Goodwill

(In thousands)	Balance at December 31, 2006	Foreign Currency Adjustments	WaveFront Acquisition	IntraLase Acquisition	FIN 48 Adjustments	Balance at December 31, 2007
Goodwill:

Eye Care	$28,540	$1,642	$—	$—	$—	$30,182

Cataract/Implant	349,347	16,438	—	—	—	365,785

Laser Vision Correction (LVC)	470,822	—	8,879	414,853	(1,400)	893,154

	$848,709	$18,080	$8,879	$414,853	$(1,400)	$1,289,121

The change in goodwill during the year ended December 31, 2007 included an increase of $18.1 million from foreign currency fluctuations in the eye care and cataract/implant segments. On April 2, 2007, the Company recorded $414.9 million of goodwill from the acquisition of IntraLase, which is included in the LVC segment. In addition, the Company recorded $8.9 million from the acquisition of WFSI, also included in the LVC segment. As a result of the adoption of FIN 48, the Company decreased goodwill by $1.4 million as a result of a reduction in the liability for unrecognized tax benefits accounted for in connection with the VISX acquisition.

The Company performed its annual impairment test of goodwill during the second quarter of 2007 and determined there was no impairment. Effective January 1, 2006, the Company’s operating segments consist of three businesses: cataract/implant, laser vision correction and eye care. Accordingly, the annual impairment review in the second quarter of 2007 and 2006 was based on reporting units that are aligned with the current operating segments. Goodwill and acquired intangible assets are specifically identified to each reporting unit. Since each manufacturing plant is dedicated to a specific product category that corresponds to the Company’s operating segments, assets and liabilities related to manufacturing operations, including inventory, are specifically identified to each reporting unit. Assets and liabilities associated with sales and distribution activities, such as trade accounts receivable, prepaid expenses, property, plant and equipment, vendor accounts payable and accrued liabilities, are not specifically identified since these amounts benefit multiple reporting units. Management uses revenue as a key measure in evaluating the performance of each segment and the determination of resources to be dedicated to each segment. Accordingly, assets and liabilities associated with our sales and distribution activities have been assigned to the reporting units based on actual revenues generated by each reporting unit.

Note 6: Debt

(In thousands)	Average Rate of Interest	December 31, 2007	December 31, 2006
Convertible Senior Subordinated Notes due 2024 (“2 1/2% Notes”), with put dates of January 15, 2010, July 15, 2014 and July 15, 2019	2.500%	$246,105	$246,105

Convertible Senior Subordinated Notes due 2025 (“1.375% Notes”), with put dates of July 1, 2011, July 1, 2016 and July 1, 2021	1.375%	105,000	105,000

Convertible Senior Subordinated Notes due 2026 (“3.25% Notes”), with put dates of August 1, 2014, August 1, 2017 and August 1, 2021	3.250%	500,000	500,000

Senior Subordinated Notes due 2017 (“7 1/2% Notes”), with put dates of May 1, 2010 and May 1, 2012	7.500%	250,000	—

(In thousands)	Average Rate of Interest	December 31, 2007	December 31, 2006
Term Loan due 2014 (Term Loan)	7.080%	446,625	—

Senior revolving credit facility (Credit Facility)	7.400%	60,000	—

		1,607,730	851,105

Less current portion		64,500	—

Total long-term debt		$1,543,230	$851,105

Senior Credit Facility

As of December 31, 2006, the Company had a $300 million senior revolving credit facility. On April 2, 2007, the Company replaced this credit facility with a new $300 million revolving line of credit maturing April 2, 2013 and a $450 million term loan maturing on April 2, 2014 (collectively the Credit Facility). As of December 31, 2007, the revolving line of credit included outstanding cash borrowings of $60.0 million and commitments to support letters of credit totaling $8.6 million issued on behalf of the Company for normal operating purposes which resulted in an available balance of $231.4 million.

Borrowings under the Credit Facility, if any, bear interest at current market rates plus a margin based upon the Company’s ratio of debt to EBITDA, as defined. The incremental interest margin on borrowings under the Credit Facility decreases as the Company’s ratio of debt to EBITDA decreases to specified levels. During 2007, this interest margin was 1.75% over the applicable LIBOR rate. Additionally, the Company can borrow on the prevailing prime rate of interest plus an interest margin of 0.50%. The average rate of interest during 2007, inclusive of incremental margin, was 7.40% and 7.08% for the revolving credit facility and term loan, respectively. Under the Credit Facility, certain transactions may trigger mandatory prepayment of borrowings, if any. Such transactions may include equity or debt offerings, certain asset sales and extraordinary receipts. The Company pays a quarterly fee (1.95% per annum at December 31, 2007) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.50% per annum at December 31, 2007) on the average unused portion of the revolving credit facility. In addition, the Company makes mandatory quarterly amortization payments (1.0% per annum at December 31, 2007) on the outstanding balance of the term loan. The revolver component of the Credit Facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios. Certain covenants under the revolving credit facility may limit the incurrence of additional indebtedness. The revolving credit facility prohibits dividend payments by the Company. On October 5, 2007, as a result of the 2007 Recall, the Company amended the Credit Facility. The amendment changed the Maximum Consolidated Total Leverage Ratio for certain quarterly periods. Additionally, for purposes of calculating this ratio as well as the Minimum Consolidated Interest Coverage Ratio, the Company was permitted to exclude certain recall-related costs. The Company was in compliance with these covenants at December 31, 2007. The Credit Facility is collateralized by a first priority perfected lien on, and pledge of, all of the combined company’s present and future property and assets (subject to certain exclusions), 100% of the stock of the domestic subsidiaries, 66% of the stock of foreign subsidiaries and all present and future intercompany debts.

During 2006, the Company repurchased $148.9 million of aggregate principal amount of convertible senior subordinated notes ($103.9 million of the principal amount of the 2 1/2% Notes and $45.0 million of the principal amount of the 1.375% Notes) utilizing borrowings under its senior credit facility. The Company incurred a loss on debt extinguishment of $18.8 million, and wrote off debt issuance costs of $3.3 million in 2006 in conjunction with the note repurchases.

7 1/2% Senior Subordinated Notes Due 2017 (7 1/2% Notes)

In April 2007, the Company issued $250 million of 7 1 /2% Senior Subordinated Notes due May 1, 2017. Interest on the 7 1/2% Notes is payable on May 1 and November 1 of each year, commencing on November 1, 2007. The 7 1/2% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2012 at various redemption prices, together with accrued and unpaid interest and additional interest, if any, to the redemption date. In addition, at any time on or before May 1, 2010, the Company may, at its option and subject to certain requirements, use the cash proceeds from one or more qualified equity offerings by the Company to redeem up to 35% of the aggregate principal amount of the 7 1/2% Notes issued under the Indenture at a redemption price equal to 107.5% of the principal amount, together with accrued and unpaid interest, if any, thereon to the redemption date.

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

•

during the five business days after any five consecutive trading-day period in which the trading price per $1,000 principal amount of the 3.25% Notes for each day of such measurement period was less than 98% of the conversion value. This conversion feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value was assigned at issuance and at December 31, 2007;

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

Beginning with the six-month interest period commencing August 1, 2014, the Company will pay contingent interest during any six-month interest period if the trading price of the 3.25% Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 3.25% Notes. The contingent interest payable will equal 0.25% of the average trading price of $1,000 principal amount of the 3.25% Notes during the five trading days immediately preceding the first day of the applicable six-month interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2007.

On or prior to August 1, 2014, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the 3.25% Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of the Company’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2007.

2 1/2% Convertible Senior Subordinated Notes Due 2024 (2 1/2% Notes)

On June 22, 2004, the Company issued $350.0 million of 2 1 /2% Notes due July 15, 2024. Interest on the 2 1/2% Notes is payable on January 15 and July 15 of each year, commencing on January 15, 2005. The 2 1/2% Notes are convertible into 19.9045 shares of AMO’s common stock for each $1,000 principal amount of 2 1/2% Notes (conversion price of approximately $50.24 per share), subject to adjustment. The 2 1/2% Notes may be converted, at the option of the holders, on or prior to the final maturity date under certain circumstances, including:

•

during any fiscal quarter commencing after September 24, 2004, if the closing sale price per share of AMO’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter;

•

during the five business days after any five consecutive trading day period in which the trading price of the 2 1/2% Notes for each day was less than 95% of the conversion value of the 2 1/ 2% Notes; provided that holders may not convert their 2 1/2% Notes in reliance on this provision after July 15, 2019, if on any trading day during such trading period the closing sale price per share of AMO’s common stock was between 100% and 130% of the then current conversion price. This conversion tenure represents an embedded derivative. However, based on the de minimis value associated with this feature, no value was assigned at issuance and at December 31, 2007, 2006 and 2005;

•

upon the occurrence of specified ratings events with respect to the 2 1/2% Notes. This conversion feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2007, 2006 and 2005;

•	if the 2 1/2% Notes have been called for redemption;

•	if a fundamental change occurs; or

•	upon the occurrence of specified corporate events.

Upon conversion, the Company has the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock.

The Company may redeem some or all of the 2 1/2% Notes for cash, on or after January 20, 2010, for a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest, if any, to but excluding the redemption date.

The 2 1/2% Notes contain put options, which may require the Company to repurchase all or a portion of the 2 1 /2% Notes on January 15, 2010, July 15, 2014, and July 15, 2019 at a repurchase price of 100% of the principal amount plus accrued and unpaid interest, including contingent interest (as described below), if any, to but excluding the repurchase date. The Company may choose to pay the repurchase price in cash, shares of common stock or a combination of cash and shares of common stock.

Under the indenture for the 2 1 /2% Notes, the Company may irrevocably elect to satisfy in cash the conversion obligation with respect to the principal amount of the 2 1/2% Notes and the Company made such election prior to December 31, 2004. As such, any future dilutive effect of the 2 1/2% Notes will be calculated under the net share settlement method. As a result of this election, the Company also is required to satisfy in cash its obligations to repurchase any 2 1/2% Notes that holders may put to the Company on January 15, 2010, July 15, 2014 and July 15, 2019.

Beginning with the six-month interest period commencing January 15, 2010, holders of the 2 1/2% Notes will receive contingent interest payments during any six-month interest period if the trading price of the 2 1/2% Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2 1/2% Notes. The contingent interest payable will equal 0.25% of the average trading price of $1,000 principal amount of 2 1/2% Notes during the five trading days immediately preceding the first day of the applicable six-month interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2007, 2006 and 2005.

On or prior to January 15, 2010, upon the occurrence of a fundamental change, under certain circumstances, the Company will pay a make whole premium on 2 1/2% Notes converted in connection with, or tendered for repurchase upon, the fundamental change. The make whole premium will be payable, in the same form of consideration into which the Company’s common stock has been exchanged or converted, on the repurchase date for the 2 1 /2% Notes after the fundamental change, both for 2 1/2% Notes tendered for repurchase and for 2 1/2% Notes converted in connection with the fundamental change. The amount of the make whole premium, if any, will be based on the Company’s stock price on the effective date of the fundamental change. This make whole premium feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2007, 2006 and 2005.

The Company utilizes a convertible bond pricing model and a probability weighted valuation model, as applicable, to determine the fair values of the embedded derivatives noted above.

The proceeds from the June 2004 term loan and a portion of the net proceeds from the 2 1/2% Notes aggregating $450.0 million were used to fund the Pfizer acquisition. In addition, approximately $80.8 million of the net proceeds from the 2 1/2% Notes were used to consummate the June 2004 tender offer to purchase the remaining $70.0 million aggregate outstanding principal amount of the Company’s 9 1/4% senior subordinated notes and pay the related premium and consent fees. As a result of the purchase of the 9 1/4% senior subordinated notes, the Company recorded a charge of approximately $10.8 million for the premium and consent fees paid and a net gain of $0.7 million for the write-off of capitalized debt related costs and recognition of the realized gain on interest rate swaps.

1.375% Convertible Senior Subordinated Notes Due 2025 (1.375% Notes)

On July 18, 2005, the Company issued $150.0 million of 1.375% Notes due July 1, 2025. Interest on the 1.375% Notes is payable on January 1 and July 1 of each year, commencing on January 1, 2006. The 1.375% Notes are convertible into 21.0084 shares of AMO’s common stock for each $1,000 principal amount of the 1.375% Notes (conversion price of approximately $47.60 per share), subject to adjustment. The 1.375% Notes may be converted, at the option of the holders, into cash or under certain circumstances, cash and shares of AMO’s common stock at any time on or prior to the trading day preceding June 1, 2011, subject to prior redemption or repurchase only during the specified periods under the following circumstances:

•

during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 1.375% Notes for each day of such measurement period was less than 103% of the conversion value, which equals the product of the closing sales price of AMO’s common stock and the conversion rate then in effect. This conversion feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the 1.375% Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance and at December 31, 2007, 2006 and 2005;

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

Beginning with the six-month interest period commencing July 1, 2011, holders of the 1.375% Notes will receive contingent interest payments during any six-month interest period if the trading price of the 1.375% Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 1.375% Notes. The contingent interest payable will equal 0.25% of the average trading price of $1,000 principal amount of the 1.375% Notes during the five trading days immediately preceding the first day of the applicable six-month interest period. This contingent interest payment feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the 1.375% Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimis. Accordingly, no value was assigned at issuance and at December 31, 2007, 2006 and 2005.

On or prior to July 1, 2011, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the 1.375% Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of AMO’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the 1.375% Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance and at December 31, 2007, 2006 and 2005.

As of December 31, 2007, the aggregate maturities of total long-term debt of $1,525.2 million are due after 2012.

Guarantor Subsidiaries

In connection with the issuance of the 7 1/ 2% Notes, certain of the Company’s 100% owned subsidiaries (Guarantor Subsidiaries) jointly, fully, severally and unconditionally guaranteed such 7 1/2% Notes. Each subsidiary is 100% owned by the parent company issuer. The following presents the condensed consolidating financial information separately for:

i.	Advanced Medical Optics, Inc. (Parent Company), the issuer of the guaranteed obligations;

ii.	Guarantor subsidiaries, on a combined basis, as specified in the Indenture;

iii.	Non-guarantor subsidiaries, on a combined basis, as specified in the Indenture;

iv.	Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate the investments in our subsidiaries and (c) record consolidating entries; and

v.	Advanced Medical Optics, Inc. and Subsidiaries on a consolidated basis.

Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and Guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Net (loss) earnings in 2006 and 2005 under the Parent and Consolidating Entries and Eliminations columns reflect the correction of an immaterial error which did not have an impact of consolidated net (loss) earnings as previously reported.

Condensed Consolidating Balance Sheet – December 31, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Cash and equivalents	$236	$2,031	$32,258	$—	$34,525
Trade receivables, net	2,084	89,008	158,926	—	250,018
Inventories	7,301	141,651	107,900	(96,585)	160,267
Other current assets	38,370	312,884	30,953	(303,906)	78,301

Total current assets	47,991	545,574	330,037	(400,491)	523,111
Property, plant and equipment, net	14,021	31,998	131,656	—	177,675
Goodwill and intangibles, net	29,673	1,432,099	520,786	(44,068)	1,938,490
Other assets	158,899	32,956	49,097	(131,892)	109,060
Investment in subsidiaries	2,520,217	2,694,404	2,270,788	(7,485,409)	—

Total assets	$2,770,801	$4,737,031	$3,302,364	$(8,061,860)	$2,748,336

Liabilities and stockholders’ equity:
Short-term borrowings	$64,500	$—	$—	$—	$64,500
Accounts payable and other current liabilities	298,626	84,075	256,442	(361,049)	278,094

Total current liabilities	363,126	84,075	256,442	(361,049)	342,594
Long-term debt, net of current portion	1,543,230	—	—	—	1,543,230
Other liabilities	265,709	50,664	78,605	(131,202)	263,776

Total liabilities	2,172,065	134,739	335,047	(492,251)	2,149,600
Total stockholders’ equity	598,736	4,602,292	2,967,317	(7,569,609)	598,736

Total liabilities and stockholders’ equity	$2,770,801	$4,737,031	$3,302,364	$(8,061,860)	$2,748,336

Condensed Consolidating Balance Sheet –December 31, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Cash and equivalents	$344	$1,187	$32,991	$—	$34,522
Trade receivables, net	723	77,906	153,779	—	232,408
Inventories	10,166	106,976	101,498	(91,108)	127,532
Other current assets	70,163	256,612	37,543	(280,637)	83,681

Total current assets	81,396	442,681	325,811	(371,745)	478,143
Property, plant and equipment, net	15,212	2,620	114,924	—	132,756
Goodwill and intangibles, net	29,673	828,849	501,851	(40,000)	1,320,373
Other assets	29,874	20,870	32,572	(691)	82,625
Investment in subsidiaries	1,638,781	1,203,100	2,162,731	(5,004,612)	—

Total assets	$1,794,936	$2,498,120	$3,137,889	$(5,417,048)	$2,013,897

Liabilities and stockholders’ equity:
Accounts payable and other current liabilities	$58,715	$206,799	$263,012	$(311,073)	$217,453

Total current liabilities	58,715	206,799	263,012	(311,073)	217,453
Long-term debt, net of current portion	851,105	—	—	—	851,105
Other liabilities	169,125	783	59,440	—	229,348

Total liabilities	1,078,945	207,582	322,452	(311,073)	1,297,906
Total stockholders’ equity	715,991	2,290,538	2,815,437	(5,105,975)	715,991

Total liabilities and stockholders’ equity	$1,794,936	$2,498,120	$3,137,889	$(5,417,048)	$2,013,897

Condensed Consolidating Statement of Operations – Year ended December 31, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$202,915	$755,257	$842,615	$(709,941)	$1,090,846
Operating costs and expenses:
Cost of sales	178,391	443,393	572,267	(719,077)	474,974
Selling, general and administrative	124,162	190,123	240,316	(7,489)	547,112
Research and development	42,823	24,475	14,534	—	81,832
In-process research & development	—	86,980	—	—	86,980

Operating (loss) income	(142,461)	10,286	15,498	16,625	(100,052)

Non-operating expense (income), net	66,062	(69,016)	65,789	17,066	79,901
Equity in losses of subsidiaries	50,419	74,435	—	(124,854)	—

Loss before income taxes	(258,942)	4,867	(50,291)	124,413	(179,953)
(Benefit) provision for income taxes	(65,993)	57,557	21,432	—	12,996

Net loss	$(192,949)	$(52,690)	$(71,723)	$124,413	$(192,949)

Condensed Consolidating Statement of Operations – Year ended December 31, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$340,490	$608,316	$866,373	$(817,683)	$997,496
Operating costs and expenses:
Cost of sales	200,008	374,669	583,076	(778,428)	379,325
Selling, general and administrative	25,957	156,814	232,264	(10,233)	404,802
Research and development	20,540	16,781	28,778	—	66,099
Business repositioning	10,208	11,404	24,805	—	46,417
Net gain on legal contingencies	(30,927)	—	(65,969)	—	(96,896)

Operating income	114,704	48,648	63,419	(29,022)	197,749
Non-operating expense (income), net	47,436	(2,211)	(97,226)	104,934	52,933
Equity in earnings of subsidiaries	(43,548)	(143,904)	—	187,452	—

Earnings before income taxes	110,816	194,763	160,645	(321,408)	144,816
Provision for income taxes	31,345	23,699	10,301	—	65,345

Net earnings	$79,471	$171,064	$150,344	$(321,408)	$79,471

Condensed Consolidating Statement of Operations – Year ended December 31, 2005 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$253,827	$277,428	$934,402	$(544,984)	$920,673
Operating costs and expenses:
Cost of sales	165,193	164,555	547,474	(523,897)	353,325
Selling, general and administrative	33,710	98,043	270,134	(5,288)	396,599
Research and development	13,207	9,124	39,315	—	61,646
In-process research & development	—	490,750	—	—	490,750
Business repositioning	7,855	2,637	19,188	—	29,680

Operating income (loss)	33,862	(487,681)	58,291	(15,799)	(411,327)
Non-operating expense (income), net	30,849	(42,339)	(304,635)	345,095	28,970
Equity in losses (earnings) of subsidiaries	456,288	(349,601)	—	(106,687)	—

Earnings before income taxes	(453,275)	(95,741)	362,926	(254,207)	(440,297)
(Benefit) provision for income taxes	(78)	(1,178)	14,156	—	12,900

Net (loss) earnings	$(453,197)	$(94,563)	$348,770	$(254,207)	$(453,197)

Condensed Consolidating Statement of Cash Flows – Year ended December 31, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$82,606	$(6,576)	$(23,859)	$—	$52,171
Cash flows from investing activities:
Capital contribution	(838,394)	(66,925)	—	905,319	—
Acquisition of business, net of cash acquired	—	(738,452)	—	—	(738,452)
Purchases of property, plant and equipment	(1,982)	(18,922)	(24,850)	—	(45,754)
Proceeds from sale of property, plant and equipment	—	14	1,040	—	1,054
Purchases of software and other long-lived assets	(4,482)	(3,829)	(34)	—	(8,345)
Purchases of demonstration and bundled equipment	—	(2,860)	(6,624)	—	(9,484)

Net cash used in investing activities	(844,858)	(830,974)	(30,468)	905,319	(800,981)
Cash flows from financing activities:
Capital contribution	—	838,394	66,925	(905,319)	—
Short-term borrowings, net	60,000	—	—	—	60,000
Repayment of long-term debt	(3,375)	—	—	—	(3,375)
Financing related cost	(16,537)	—	—	—	(16,537)
Proceeds from issuance of long-term debt	700,000	—	—	—	700,000
Proceeds from issuance of common stock	22,120	—	—	—	22,120
Purchase of treasury stock	(64)	—	—	—	(64)

Net cash provided by financing activities	762,144	838,394	66,925	(905,319)	762,144
Effect of exchange rates on cash and equivalents	—	—	(13,331)	—	(13,331)

Net (decrease) increase in cash and equivalents	(108)	844	(733)	—	3
Cash and equivalents at beginning of period	344	1,187	32,991	—	34,522

Cash and equivalents at end of period	$236	$2,031	$32,258	$—	$34,525

Condensed Consolidating Statement of Cash Flows – Year ended December 31, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$172,982	$(11,227)	$64,039	$(1,000)	$224,794
Cash flows from investing activities:
Return of capital	8,644	15,000	—	(23,644)	—
Additions to property, plant and equipment	(1,810)	(937)	(26,276)	—	(29,023)
Proceeds from sale of property, plant and equipment	—	—	2,609	—	2,609

Condensed Consolidating Statement of Cash Flows – Year ended December 31, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Purchases of software and other long-lived assets	(2,778)	(172)	(241)	—	(3,191)
Purchases of demonstration and bundled equipment	—	(2,462)	(8,294)	—	(10,756)

Net cash provided by (used in) investing activities	4,056	11,429	(32,202)	(23,644)	(40,361)
Cash flows from financing activities:
Return of capital	—	—	(23,644)	23,644	—
Dividends paid	—	—	(1,000)	1,000	—
Short-term borrowings, net	(50,000)	—	(10,000)	—	(60,000)
Repayment of long-term debt	(167,678)	—	—	—	(167,678)
Proceeds from issuance of long-term debt	500,000	—	—	—	500,000
Financing related cost	(11,063)	—	—	—	(11,063)
Proceeds from issuance of common stock	42,223	—	—	—	42,223
Repurchase and retirement of common stock	(500,000)	—	—	—	(500,000)
Excess tax benefit from stock-based compensation	6,718	—	—	—	6,718

Net cash used in financing activities	(179,800)	—	(34,644)	24,644	(189,800)
Effect of exchange rates on cash and equivalents	—	—	(937)	—	(937)

Net (decrease) increase in cash and equivalents	(2,762)	202	(3,744)	—	(6,304)
Cash and equivalents at beginning of period	3,106	985	36,735	—	40,826

Cash and equivalents at end of period	$344	$1,187	$32,991	$—	$34,522

Condensed Consolidating Statement of Cash Flows – Year ended December 31, 2005 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$25,668	$(21,653)	$56,821	$(40,000)	$20,836
Cash flows from investing activities:
Return of capital	—	21,000	—	(21,000)	—
Capital contribution	(51,847)	(11,756)	—	63,603	—
Acquisition of business, net of cash acquired	(1,700)	(35,167)	—	—	(36,867)
Additions to property, plant and equipment	(6,396)	(682)	(16,019)	—	(23,097)
Proceeds from sale of property, plant and equipment	—	—	48	—	48

Condensed Consolidating Statement of Cash Flows – Year ended December 31, 2005 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Purchases of software and other long-lived assets	(7,188)	(924)	(704)	—	(8,816)
Purchases of demonstration and bundled equipment	(3,021)	(1,680)	(6,434)	—	(11,135)

Net cash used in investing activities	(70,152)	(29,209)	(23,109)	42,603	(79,867)
Cash flows from financing activities:
Return of capital	—	—	(21,000)	21,000	—
Capital contribution	—	51,847	11,756	(63,603)	—
Dividends paid	—	—	(40,000)	40,000	—
Short-term borrowings, net	50,000	—	10,000	—	60,000
Repayment of long-term debt	(194,166)	—	—	—	(194,166)
Proceeds from issuance of long-term debt	150,000	—	—	—	150,000
Financing related cost	(8,459)	—	—	—	(8,459)
Proceeds from issuance of common stock	45,841	—	—	—	45,841
Other	773	—	—	—	773

Net cash provided by (used in) financing activities	43,989	51,847	(39,244)	(2,603)	53,989
Effect of exchange rates on cash and equivalents	—	—	(3,587)	—	(3,587)

Net (decrease) increase in cash and equivalents	(495)	985	(9,119)	—	(8,629)
Cash and equivalents at beginning of period	3,601	—	45,854	—	49,455

Cash and equivalents at end of period	$3,106	$985	$36,735	$—	$40,826

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

The Company enters into derivative financial instruments with major financial institutions that have at least an “A” or equivalent credit rating. The Company has not experienced any losses on its derivative financial instruments to date due to credit risk, and management believes that such risk is remote.

Interest Rate Risk Management

At December 31, 2007, the Company’s debt is comprised solely of domestic borrowings of which $1,101.1 million is fixed rate debt and $506.6 million is variable rate debt.

In July 2004, the Company entered into an interest rate swap agreement, which effectively converted the interest rate on $125.0 million of term loan borrowings from a floating rate to a fixed rate. This interest rate swap qualified as a cash flow hedge and would have matured in July 2006. In April 2005, the Company terminated the interest rate swap. Upon termination, the Company received approximately $0.8 million and included the related net gain of approximately $0.5 million, which includes the accrued but unpaid net amount between the Company and the swap counterparty, as a component of accumulated other comprehensive income in the second quarter of 2005. As a result of the repayment of the term loan in July 2005, the gain on the interest rate swap of $0.8 million was fully recognized as a reduction to the interest expense in the third quarter of 2005. At December 31, 2007, there are no outstanding interest rate swaps.

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

The Company uses foreign currency option contracts, which provide for the sale of foreign currencies to offset foreign currency exposures expected to arise in the normal course of the Company’s business. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. The principal currencies subject to this process are the Japanese yen, the euro and the Swedish krona. The foreign exchange forward contracts are entered into to protect the value of foreign currency denominated monetary assets and liabilities and the changes in the fair value of the foreign currency forward contracts are economically designed to offset the changes in the revaluation of the foreign currency denominated monetary assets and liabilities. These forward contracts are denominated in currencies which represent material exposures. The changes in the fair value of foreign currency option and forward contracts are recorded through earnings as “Unrealized loss (gain) loss on derivative instruments” while any realized gains or losses on expired contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of operations. Any premium cost of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized over the life of the options.

The following table provides information about our foreign currency derivative financial instruments outstanding as of December 31, 2007 and 2006, respectively. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	December 31, 2007		December 31, 2006
	Notional Amount	Average Contract or Strike Rate	Notional Amount	Average Contract or Strike Rate
	(in $ millions)		(in $ millions)
Foreign currency forward contracts:
Receive US$/Pay Foreign Currency:
Swedish Krona	$24.9	6.42	$8.8	6.85
Canadian Dollar	9.1	0.99	9.5	1.16
Australia Dollar	3.5	1.14	7.1	1.27
Japanese Yen	16.8	112.90	7.1	118.80
Pay US$/Receive Foreign Currency:
U.K. Pound	17.9	0.50	—	—
Danish Krone	1.4	5.11	—	—
Swiss Franc	4.4	1.13	3.7	1.22
Norwegian Krone	0.8	5.44	—	—

Total Notional	$78.8		$36.2

Estimated Fair Value	$(0.2)		$—

Foreign currency purchased put options:
Japanese Yen	$35.8	119.02	$72.0	118.00
Euro	46.0	1.32	50.8	1.24
Foreign currency sold call options:
Japanese Yen	29.3	114.97	81.3	104.50
Euro	46.0	1.32	53.1	1.29

Total Notional	$157.1		$257.2

Estimated Fair Value	$(6.1)		$(0.6)

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of the Company’s exposure to market loss. The estimate of fair value is based on applicable and commonly used pricing models using prevailing financial market information as of December 31, 2007 and 2006, respectively. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The impact of foreign exchange risk management transactions on income was a net realized (loss) gain of $(4.0) million, $2.3 million and $(2.0) million in 2007, 2006 and 2005, respectively, which are recorded in “Other, net” in the accompanying consolidated statements of operations.

Fair Value of Financial Instruments

At December 31, 2007 and 2006, the Company’s financial instruments included cash and equivalents, trade receivables, accounts payable and borrowings. The carrying amount of cash and equivalents, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of long-term debt was estimated based on quoted market prices at year-end.

The carrying amount and estimated fair value of the Company’s financial instruments at December 31 were as follows (in thousands):

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt and short-term borrowings	$64,500	$64,500	$—	$—
Long-term debt	1,543,230	1,390,988	851,105	794,226

Note 8: Related Party Transactions

During the second quarter of 2007, an interest-free relocation loan of $0.5 million was repaid by the chief executive officer. This relocation loan was evidenced by a promissory note dated July 3, 2002, prior to the adoption of the Sarbanes-Oxley Act of 2002.

Note 9: Income Taxes

The Company’s income before provision for income taxes was generated from the United States and international operations as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Earnings (loss) before income taxes:
U.S.	$(135,963)	$87,803	$(497,583)
Foreign	(43,990)	57,013	57,286

Earnings (loss) before income taxes	$(179,953)	$144,816	$(440,297)

The Company’s provision for income taxes consists of the following:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Income tax expense:
Current
U.S. federal	$5,059	$25,413	$130
Foreign	17,311	8,723	17,846
U.S. state and Puerto Rico	4,419	1,224	28

Total current	26,789	35,360	18,004

Deferred:
U.S. federal	(12,122)	25,646	(903)
Foreign	3,178	1,201	(3,062)
U.S. state and Puerto Rico	(4,849)	3,138	(1,139)

Total deferred	(13,793)	29,985	(5,104)

Total	$12,996	$65,345	$12,900

The reconciliations of the U.S. federal statutory tax rate to the Company’s effective tax rate are as follows:

	Year Ended December 31,
	2007	2006	2005
Statutory rate of tax expense	(35.0)%	35.0%	(35.0)%
State taxes, net of U.S. tax benefit	0.1	1.6	(0.3)
In-process research and development charges	16.9	—	39.0
Convertible note exchanges	—	1.9	0.1
Other permanent items	1.6	(0.8)	(2.4)
Foreign income, including U.S. tax effect of foreign earnings and dividends, net of foreign tax credits	6.7	6.3	2.1
Net change in valuation allowance	16.8	0.6	(0.4)
Other	0.1	0.5	(0.3)

Effective tax rate	7.2%	45.1%	2.8%

Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2007 and 2006, were as follows:

	As of December 31,
	2007	2006
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$63,136	$4,013
Reserves and accrued expenses	31,757	25.371
Capitalized expenses	1,976	1,937
Intercompany profit in inventory	7,185	7,029
Net benefit on foreign earnings, including foreign tax benefits	25,282	11,984
Federal and State tax credits	7,764	3,142
Inventory reserves and variances	10,718	5,726
Fixed assets, net of accumulated depreciation	793	644
FAS 123R - Stock Based Compensation	12,028	6,092
All other	3,209	(1,394)

	163,848	64,544
Less: valuation allowance	(42,105)	(8,645)

Total deferred tax asset, net of valuation allowance	121,743	55,899

Deferred tax liabilities
Capitalized intangible assets	224,764	164,054
Debt obligations	42,156	21,686
All other	3,237	2,321

Total deferred tax liabilities	270,157	188,061

Net deferred tax liability	$(148,414)	$(132,162)

Deferred taxes have been provided for U.S. federal and state income taxes and anticipated foreign withholding taxes on undistributed earnings of non-U.S. subsidiaries.

As of December 31, 2007, the Company has, on a pre-tax basis, approximately $171.6 million and $23.2 million of federal and various apportioned state tax net operating losses, respectively, including net operating losses acquired from Intralase which will begin to expire in 2018. As of December 31, 2007, the Company has, on a pre-tax basis, approximately $28.9 million of various foreign net operating losses available for carryforward that will begin to expire in 2013 if not utilized.

As of December 31, 2007, the Company has approximately $2.7 million in federal research and development credits which will begin to expire in 2020. In addition, at December 31, 2007, the Company has approximately $5.3 million in various state credits for which the Company determined a valuation allowance was required.

As of December 31, 2007, total valuation allowances of $42.1 have been provided. The components include certain foreign tax loss carryforwards ($6.6 million), certain foreign deferred tax assets ($2.0 million), certain U.S. long-term deferred tax assets ($3.0 million), California research and development credits ($3.5 million) and foreign tax benefits ($27.0 million), as ultimate utilization is less than “more likely than not”.

As of December 31, 2006, total valuation allowances were $8.6 million. The components include certain foreign tax loss carryforwards ($3.9 million), certain foreign deferred tax assets ($1.5 million) and certain U.S. long-term deferred tax assets ($3.2 million), as ultimate utilization is less than “more likely than not”.

The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. At December 31, 2007 management believes that it is “more likely than not” that it will realize the benefit of its net deferred tax assets. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

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

The Company records a liability for potential tax assessments based on its estimate of the potential exposure. New laws and new interpretations of laws and rulings by tax authorities may affect the liability for potential tax assessments. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent the Company’s estimates differ from actual payments or assessments, income tax expense is adjusted. The Company’s income tax returns in several locations are being examined by the local tax authorities. Management believes that adequate amounts of tax and related interest, if any, have been provided for any adjustments that may result from these examinations.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007 and recorded an increase in accumulated deficit of $0.3 million related to the cumulative effect of adoption. The components of the cumulative effect of adoption included an increase of $1.8 million in the gross liability for unrecognized tax benefits, an increase in gross deferred tax assets of $3.5 million and a decrease in goodwill of $1.4 million.

As of the adoption date for FIN 48, the Company had unrecognized tax benefits of $30.1 million of which $20.2 million, if recognized, would affect the effective tax rate. As of December 31, 2007, the Company had unrecognized tax benefits of $46.4 million of which $29.4 million, if recognized, would affect the effective tax rate. The difference primarily relates to timing differences and amounts arising from business combinations which, if recognized, would be recorded to goodwill.

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

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of the date of adoption of FIN 48, the Company had a liability for interest and penalties of $1.4 million (net of tax benefit of $0.8 million). As of December 31, 2007, the Company had a liability for interest and penalties of $2.4 million (net of tax benefit of $1.3 million).

(in millions)
Unrecognized Tax Benefits – January 1, 2007	$30.1

Increase in unrecognized tax benefits related to prior period tax positions	—
Decrease in unrecognized tax benefits related to prior period tax positions	(0.6)
Increase in unrecognized tax benefits related to current period tax positions	16.5
Decrease in unrecognized tax benefits related to current period tax positions	—
Decrease in unrecognized tax benefits related to settlement	(0.7)
Currency Translation Adjustment	1.1

Unrecognized Tax Benefits – December 31, 2007	$46.4

Note 10: Employee Retirement and Other Benefit Plans

Pension and Postretirement Benefit Plans

The Company sponsors defined benefit pension plans in Japan and in certain European countries.

Components of net periodic benefit cost under the Japan and European pension plans in 2007, 2006 and 2005 were as follows (in thousands):

	2007	2006	2005
Service cost	$2,263	$2,304	$1,822
Interest cost	719	557	471
Expected return on plan assets	(324)	(225)	(207)
Amortization of prior service cost	43	55	63
Recognized net actuarial loss	110	43	—
Recognized curtailment gain	—	(530)	—
Recognized settlement gain	—	(13)	—

Net periodic benefit cost	$2,811	$2,191	$2,149

The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	2007	2006	2005
Discount rate:
Japan	2.20%	2.00%	2.00%
European plans	4.50%	4.25%	5.25%
Expected return on plan assets:
Japan	3.20%	2.30%	2.50%
European plans (unfunded plans)	N/A	N/A	N/A
Rate of compensation increase:
Japan	3.00%	3.00%	3.00%
European plans	3.50%	3.50%	3.00%

The Company adopted SFAS No. 158 as of December 31, 2006. SFAS No. 158 requires that the Company recognize on a prospective basis the funded status of its defined benefit pension plans on the consolidated balance sheet and recognize as a component of accumulated other comprehensive income (loss), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. The impact of the adoption of the new accounting standard in 2007 was not significant.

Components of the change in benefit obligation, change in plan assets and funded status for the Company’s defined benefit pension plans for December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Change in benefit obligation:
Benefit obligation, beginning of period	$19,830	$18,608
Service cost	2,263	2,304
Interest cost	719	557
Plan curtailments	—	(1,004)
Plan settlement	—	(2,830)
Actuarial (gain) loss	(2,806)	1,278
Benefits paid	(1,021)	(44)
Impact of foreign currency translation	1,701	961

Benefit obligation, end of period	20,686	19,830

Change in plan assets:
Fair value of plan assets, beginning of period	9,639	9,819
Actual return on plan assets	744	1,023
Company contribution	117	1,777
Plan Settlement	—	(2,830)
Benefits paid	(1,021)	(44)
Impact of foreign currency translation	623	(106)

Fair value of plan assets, end of period	10,102	9,639

Funded status of plans	(10,584)	(10,191)
Unrecognized net actuarial loss	—	—
Unrecognized prior service cost	—	—
Fourth quarter contributions	285	(559)

Accrued benefit cost	$(10,299)	$(10,750)

The funded status of the pension benefits presented was measured as of September 30. The Company adopted this measurement date to conform to its internal cost management systems. Assumptions used in determining benefit obligations are as follows:

	2007	2006
Discount rate:
Japan	2.30%	2.20%
European plans	5.40%	4.50%
Rate of compensation increase:
Japan	3.00%	3.00%
European plans	3.50%	3.50%

The accumulated benefit obligation for the defined benefit plans was $13.8 million and $13.1 million at December 31, 2007 and 2006, respectively.

There are no assets in the European plans. The Japan pension plan asset allocation as of the measurement date (September 30), presented as a percentage of total Japan pension plan assets, were as follows:

	2007	2006
Equity securities	62.1%	56.7%
Debt securities	33.9%	36.5%
Cash	0.0%	2.0%
Other	4.0%	4.8%

Total	100.0%	100.0%

As of September 30, 2007, the measurement date, the Japan plan assets are invested using a passive investment strategy. Asset allocations and investment performance is reviewed by the Benefits Committee with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements. The expected long-term rate of return on plan assets assumption is based on numerous factors including historical rates of return, long-term inflation assumptions, current and future financial market conditions and expected asset allocation.

The Company expects to contribute $0.9 million to its defined benefit plans in 2008.

The following estimated future benefit payments are expected to be paid in the years indicated (in thousands):

Year	Amount
2008	$286
2009	391
2010	311
2011	362
2012	356
2013-2017	4,713

401(K) Plan

AMO employees in the U.S. and Puerto Rico are eligible to participate in the Advanced Medical Optics, Inc. 401(k) Plan (the Plan). Under the Plan, participants’ contributions, up to 8% of compensation, qualify for a 50% Company match. Participants are immediately vested in their contributions and are 100% vested in Company contributions after three years of service. The Company also provides a discretionary annual profit sharing contribution. Participants vest ratably over five years in the Company’s profit sharing contributions. The Company contributed $11.1 million, $9.1 million and $6.7 million in 2007, 2006 and 2005, respectively, to the Plan.

Note 11: Common Stock

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

In 2006, the Company entered into an accelerated share repurchase arrangement with a third party to use the proceeds from the issuance of the 3.25% Notes to purchase $500.0 million of AMO common stock at a volume weighted price per share over the term of the agreement. During 2006, the third party had delivered to the Company in the aggregate, 10.5 million shares of AMO common stock. The impact of the shares received under this arrangement in 2006 reduced stockholders’ equity by $500.0 million, which included $0.1 million for the par value of Common Stock, additional paid-in capital of $247.2 million and accumulated deficit of $252.7 million. Repurchased shares were retired upon delivery to the Company.

Stock-Based Compensation

AMO has an Incentive Compensation Plan (ICP) and a Stock Incentive Plan (SIP) that provide for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company has two Employee Stock Purchase Plans (ESPP) for United States and international employees, respectively, which allow employees to purchase AMO common stock. A total of 5 million shares of common stock have been authorized for issuance under the ICP and approximately 2 million shares of common stock have been authorized for issuance under the SIP after April 2, 2007, the date the SIP was assumed following the IntraLase acquisition. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) as discussed below.

Stock-Based Compensation Expense

Total stock-based compensation expense included in the consolidated statements of operations for the year ended December 31, 2007 is as follows (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006
Cost of sales	$1,671	$2,251

Operating Expenses -
Research and development	2,620	2,152
Selling, general and administrative	16,086	14,831

	18,706	16,983

Pre-tax expense	20,377	19,234
Income tax benefit	(5,936)	(6,323)

Net of tax expense	$14,441	$12,911

At December 31, 2007, total pre-tax compensation costs related to unvested stock-based awards granted to employees and directors under the Company’s ICP, SIP and ESPP which are not yet recognized were approximately $37.3 million, net of estimated forfeitures. These costs are expected to be recognized over a weighted-average period of 5.56 years.

Net cash proceeds from the exercise of stock options were approximately $16.6 million for the year ended December 31, 2007. In accordance with SFAS 123R, the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows in the Company’s consolidated statement of cash flows. During the year ended December 31, 2007, the Company recorded no excess tax benefits as a financing cash inflow. The Company issues new shares to satisfy option exercises.

Determining Fair Value

Valuation Method—The Company estimates the fair value of stock options granted and ESPP purchase rights using the Black-Scholes option-pricing model and a single option award approach.

Expected Term—The expected term represents the period the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Expected Volatility—The computation of expected volatility is based on a combination of historical and market-based implied volatility. Implied volatility is based on publicly traded options of the Company’s common stock with a term of one year or greater.

Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term.

Expected Dividend—No dividends are expected to be paid.

Estimated Forfeitures—When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.

The fair value of the Company’s stock-based compensation granted to employees for the year ended December 31, 2007 and 2006 was estimated using the following weighted-average assumptions:

	2007		2006
	Stock Options	Employee Stock Purchase Plans	Stock Options	Employee Stock Purchase Plans
Expected life in years	6.2	0.5	6.1	0.5
Expected volatility	28%	26%	29%	27%
Risk-free interest rate	5%	3%	5%	5%
Expected dividends	—	—	—	—

The weighted average fair value of options granted under the ICP and SIP was $14.31 and $17.68 for the years ended December 31, 2007 and 2006, respectively. Under the ESPP, the weighted average fair value of grants was $5.62 and $9.56 for the years ended December 31, 2007 and 2006, respectively.

Stock Options

Stock options granted to employees are generally exercisable at a price equal to the fair market value of the common stock on the date of the grant and vest at a rate of 25% per year beginning twelve months after the date of grant. Grants under these plans expire ten years from the date of grant.

The following is a summary of stock option activity (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	7,628	$25.16
Granted	959	41.19
Exercised	(948)	17.46
Forfeitures, cancellations and expirations	(121)	37.86

Outstanding at December 31, 2007	7,518	$27.95	5.84	$35,570

Vested and expected to vest at December 31, 2007	7,263	$27.50	5.74	$35,570

Exercisable at December 31, 2007	5,272	$22.59	4.76	$35,565

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2007. As of December 31, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $19.8 million and $43.1 million determined as of the date of option exercise, respectively.

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2007:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$5.00—$14.99	2,533,466	4.13	$10.75	2,533,466	$10.75
$15.00—$24.99	421,059	3.58	23.70	413,059	23.69
$25.00—$34.99	1,680,582	6.03	32.46	1,365,455	32.33
$35.00—$44.99	2,231,237	7.86	39.83	787,149	38.45
$45.00—$50.99	652,000	8.41	45.43	172,951	45.35

Employee Stock Purchase Plans

Under the ESPP, eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the closing price of the Company’s common stock on the first or last day of the six-month purchase period. During 2007, approximately 201,000 shares of common stock were issued under the ESPP in the aggregate amount of $5.5 million. As of December 31, 2007 employee withholdings under the ESPP aggregated $0.7 million.

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

Restricted Stock Units

Restricted stock units (RSUs) are rights to receive shares of common stock at a future date or over a vesting period. RSUs are granted at a price equal to the fair market value of the underlying common stock on the date of grant, subject to forfeiture if employment terminates prior to vesting. Prior to vesting, ownership of the units cannot be transferred. RSUs carry no cash dividend or voting rights, and the underlying shares are not considered issued and outstanding until when and if the RSUs vest. The cost of the awards, determined to be the fair market value of the RSUs on the date of grant, is expensed ratably over the period of vesting.

The following table summarizes the restricted stock award (restricted stock and restricted stock units) activity for the year ended December 31, 2007 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at December 31, 2006	338	$44.19
Granted	363	32.23
Vested	(35)	45.06
Forfeited	(45)	42.41

Nonvested stock at December 31, 2007	621	$36.56

Performance-Based Awards

In February 2007, the Company’s Board of Directors approved a 2007 performance award program under the Company’s incentive compensation plan (2007 Program), in the form of market performance vested restricted stock to certain executives. The potential maximum aggregate award value for the 2007 Program is $3.1 million. Vesting is based upon the Total Shareholder Return (TSR) (the increase or decrease in the Company’s common stock price, adjusted for dividends received during the period and for stock transactions) over a three-year period beginning January 1, 2007 compared to a peer group composed of various entities within the bio-technology and medical device industries. Vesting begins if the Company’s TSR is in excess of the 50th percentile of the peer group. When the TSR equals the 75th percentile of the peer group, the maximum amount would have been vested. The restricted stock units otherwise have the same terms and conditions as other restricted units issued under the Company’s ICP. The estimated fair value of the 2007 Program was $1.8 million on the grant date using a lattice-based valuation model.

Pro-forma Disclosures under SFAS 123 for Periods Prior to Fiscal 2006

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the year ended December 31, 2005 (in thousands, except per share amounts):

2005
Net loss:
As reported:	$(453,197)
Stock-based compensation expense included in reported net earnings , net of tax	834
Stock-based compensation expense determined under fair value based method, net of tax	(11,800)

Pro forma net loss	$(464,163)

Loss per share:
As reported – basic and diluted	$(8.28)

Pro forma – basic and diluted	$(8.48)

For the purpose of the weighted-average estimated fair value calculations, the fair value of the Company’s stock-based compensation granted to employees for the year ended December 31, 2005 was estimated using the following weighted-average assumptions:

	Stock Options	ESPP
	2005	2005
Expected life (in years)	5.0	0.5
Expected volatility	36.0%	35.3%
Risk-free interest rate	3.8%	3.9%
Expected dividends	—	—

The weighted average fair value of options granted under the ICP was $14.52 for the year ended December 31, 2005. Under the ESPP, the weighted average fair value of grants was $9.09 for the year ended December 31, 2005.

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

The table below presents the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(in thousands, except per share amounts)
Basic and diluted net (loss) earnings	$(192,949)	$79,471	$(453,197)

Basic common shares outstanding	59,991	63,383	54,764
Effect of dilutive securities:
Stock options and awards	—	2,188	—

Diluted common shares outstanding	59,991	65,571	54,764

Basic (loss) earnings per share	$(3.22)	$1.25	$(8.28)

Diluted (loss) earnings per share	$(3.22)	$1.21	$(8.28)

For 2007, the aggregate dilutive effect of approximately 2.0 million shares for stock options, ESPP and unvested restricted stock were excluded as the effect would be antidilutive due to the net loss. For 2006, options to purchase 0.3 million shares of common stock were excluded as the effect would be anti-dilutive. For 2005, the dilutive effect of stock options and stock purchase plan awards of approximately 2.7 million shares and the dilutive effect of the 3 1/2% Notes of approximately 0.3 million shares have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive due to the net loss.

The Company will settle in cash the principal amount of the 3.25% Notes, 2 1/2% Notes and the 1.375% Notes. In addition, there were no potentially diluted common shares associated with the 3.25% Notes, 2 1/2% Notes and the 1.375% Notes as the Company’s year end stock price was less than the conversion prices of the notes.

Note 13: Commitments and Contingencies

The Company leases certain facilities, office equipment and automobiles and provides for payment of taxes, insurance and other charges on certain of these leases. Rental expense was $21.7 million, $17.6 million, and $17.8 million in 2007, 2006 and 2005, respectively.

Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year as of December 31, 2007, are as follows: $18.3 million in 2008; $13.7 million in 2009; $11.5 million in 2010; $9.3 million in 2011; $8.5 million in 2012 and $39.3 million thereafter.

In December 2007, the Company entered into an information technology services outsourcing agreement expiring in November 2012. Future annual payments under this agreement are $5.0 million in 2008; $4.8 million in 2009; $4.6 million in 2010; $4.3 million in 2011 and $3.8 million in 2012.

The Company recognized a net gain on legal contingencies of $96.9 million in 2006, primarily from settlement of pending patent litigation, net of costs incurred. On July 7, 2006, the Company entered into a settlement agreement with Alcon, Inc., Alcon Laboratories, Inc., and Alcon Manufacturing Ltd. (collectively, “Alcon”) regarding all pending patent litigation between AMO and Alcon. The settlement required Alcon to pay AMO a lump-sum payment of $121 million, which was received in July 2006 and was accounted for in the third quarter. The parties agreed to dismiss all pending patent litigation in Delaware and Texas, agreed not to sue each other regarding the patents at issue in those cases, and cross-licensed patents covering existing features of commercially available phacoemulsification products.

Product Recalls

In November 2006, the Company voluntarily recalled certain eye care product lots caused by a production-line issue at its manufacturing plant in China (2006 Recall). The 2006 Recall resulted in a provision for sales returns of $9.5 million and charges totaling $15.4 million which comprised $9.5 million in cost of goods sold for impairment of inventory, distribution and disposal costs and $5.9 million in selling, general and administrative costs associated with public relations, communication, investigation, processing and handling of distributor and end-customer reimbursements. As of December 31, 2006, the Company had approximately $4.5 million in accrued liabilities and $6.7 million in accrued sales returns associated with the 2006 recall.

In fiscal 2007 in connection with the 2006 Recall, the Company recorded a provision for sales returns of $0.2 million and charges totaling $4.5 million which comprised $2.1 million in costs of goods sold for impairment of inventory, distribution and disposal costs, $2.1 million in selling, general and administrative costs associated with public relations, communication, investigation, and processing and handling of distributor and end-customer reimbursements and $0.3 million in non-operating expenses. As of December 31, 2007, management did not expect any further significant impact from the 2006 Recall. As of December 31, 2007, the Company had no remaining balance in accrued liabilities and accrued sales returns associated with the 2006 Recall.

In May 2007, the Company initiated a global recall of the MoisturePlus multipurpose formulation (2007 Recall) after being informed by the U.S. Food and Drug Administration of an association with acanthamoeba keratitis. The 2007 Recall resulted in a provision for sales returns of $41.5 million and charges totaling $67.5 million which comprised $37.5 million in costs of goods sold for impairment of inventory and distribution costs, $29.7 million in selling, general and administrative costs associated with public relations, communication, investigation, processing and handling of distributor and end-customer reimbursements in 2007 and $0.3 million in research and development costs. As of December 31, 2007, the Company had approximately $7.3 million in accrued liabilities and $5.3 million in accrued sales returns associated with the 2007 Recall.

Management continues to review its estimates of the overall recall costs which could result in additional charges in the future.

On August 24, 2007 and September 13, 2007, two purported class action complaints were filed by Scott Kairalla and Barry Galison (Galison case), respectively, in the U.S. District Court of the Central District of California on behalf of purchasers of our securities between January 4 and May 25, 2007. The Galison case was dismissed without prejudice on November 20, 2007. An amended consolidated complaint was filed on January 18, 2008 (Consolidated Complaint). The Consolidated Complaint alleges claims under the Securities Exchange Act of 1934 against the Company and certain of its officers and directors. The Consolidated Complaint alleges that the Company made material misrepresentations concerning our Complete MoisturePlus product. The Company does not believe that the complaint has merit and intends to defend itself vigorously. The Company may incur substantial expenses in defending against the allegations. In the event of a determination adverse to the Company or its officers and directors, the Company may incur substantial monetary liability which could have a material adverse effect on its financial position, results of operations or cash flows.

As of December 31, 2007, the Company has been served or is aware that it has been named as a defendant in approximately 73 product liability lawsuits pending in various state and federal courts within the U.S. as well as certain jurisdictions outside the U.S. in relation to the 2007 Recall. These suits involve allegations of personal injury to 82 consumers. Of these 73 cases, 62 have been filed in various U.S. courts, 9 in Canada and 2 in jurisdictions outside North America. None of the U.S. personal injury actions have been filed as purported class actions; however, 4 of the Canadian personal injury matters seek class action status. In addition to personal injury suits, 3 U.S. and 4 Canadian matters have been filed as purported class actions by uninjured consumers seeking reimbursement for discarded product pursuant to various consumer protection statutes.

These cases involve complex medical and scientific issues relating to both liability and damages and are currently at a very early stage. Moreover, most of the plaintiffs seek unspecified damages. Because of this, and because these types of suits are inherently unpredictable, the Company is unable at this time to predict the outcome of these matters or to provide a reasonable estimate of potential losses. At this time, the Company has not recorded any provision for potential liability related to the 2007 Recall. The Company intends to vigorously defend itself in these matters; however, the Company could in future periods enter into settlements or incur judgments that, individually or in the aggregate, could have a material adverse impact on its financial condition in any such period.

While the Company is involved from time to time in litigation arising in the ordinary course of business, including product liability claims, the Company is not currently aware of any other actions against it or Allergan relating to the optical medical device business that it believes would have a material adverse effect on its business, financial condition, results of operations or cash flows. The Company may be subject to future litigation and infringement claims, which could cause it to incur significant expenses or prevent it from selling its products. The Company operates in an industry susceptible to significant product liability claims. Product liability claims may be asserted against it in the future arising out of the 2007 Recall and/or events not known to it at the present time. Under the terms of the contribution and distribution agreement effecting the spin-off, Allergan agreed to assume responsibility for, and to indemnify it against, all current and future litigation relating to its retained businesses and the Company agreed to assume responsibility for, and to indemnify Allergan against, all current and future litigation related to the optical medical device business.

Note 14: Business Segment Information

The operating segments are segments for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

The Company’s reportable segments reflect the way it currently manages its business, represented by its three business units: cataract/implant, laser vision correction and eye care. The cataract/implant segment markets four key products required for cataract surgery — foldable intraocular lenses, or IOLs, implantation systems, phacoemulsification systems and viscoelastics. The laser vision correction segment markets laser systems, diagnostic devices, treatment cards and patient interfaces for use in laser eye surgery. The eye care segment provides a full range of contact lens care products for use with most types of contact lenses. These products include single-bottle, multi-purpose cleaning and disinfecting solutions, hydrogen peroxide-based disinfecting solutions, daily cleaners, enzymatic cleaners and contact lens rewetting drops.

The Company evaluates segment performance based on operating income (loss) excluding certain costs such as business repositioning costs, acquisition related costs and stock-based compensation expense. Research and development costs, manufacturing operations and related variances, inventory provision/repricing costs and supply chain costs are managed on a global basis and are considered corporate costs. The Company presents segment information which management believes is determined in accordance with measurement principles that are consistent with those used in the corresponding amounts in the consolidated financial statements. Because operating segments are generally defined by the products each segment manufactures and sells, they do not generally make sales to each other. Depreciation and amortization, excluding amortization of intangible assets, related to the manufacturing of goods is included in operating income. The Company does not discretely allocate assets to its operating segments, nor does the Company’s chief operating decision maker evaluate operating segments using discrete asset information.

	Net Sales			Operating Income (Loss)
(In thousands)	2007	2006	2005	2007	2006	2005
Operating segments:

Cataract/Implant	$552,027	$519,016	$497,191	$302,841	$255,427	$212,879

Laser Vision Correction	367,777	216,885	122,615	211,666	144,342	66,375

Eye Care	171,042	261,595	300,867	(399)	103,073	106,023

Total segments	1,090,846	997,496	920,673	514,108	502,842	385,277

Manufacturing operations	—	—	—	(61,784)	(23,727)	(17,291)

Research and development	—	—	—	(81,832)	(66,099)	(61,646)

In-process research and development	—	—	—	(86,980)	—	(490,750)

Business repositioning	—	—	—	—	(62,661)	(42,265)

Global supply chain	—	—	—	(74,984)	(61,330)	(48,118)

General corporate	—	—	—	(308,580)	(91,276)	(136,534)

Total	$1,090,846	$997,496	$920,673	$(100,052)	$197,749	$(411,327)

Depreciation and amortization expense by segment comprised the following (in thousands):

	Depreciation and Amortization
(In thousands)	2007	2006	2005
Cataract/Implant	$7,222	$6,431	$7,457

Laser Vision Correction	5,574	4,908	2,971

Eye Care	168	128	218

Total segments	12,964	11,467	10,646

Manufacturing operations	23,793	23,916	20,717

General corporate	62,491	35,215	20,225

Total	$99,248	$70,598	$51,588

Geographic Area Information

	Net Sales
(In thousands)	2007	2006	2005
United States:
Cataract/Implant	$179,290	$173,392	$148,563
Laser Vision Correction	240,967	167,153	97,524
Eye Care	38,483	75,877	56,403

Total United States	458,740	416,422	302,490

Americas, excluding United States:
Cataract/Implant	40,581	33,647	26,643
Laser Vision Correction	15,071	9,494	4,062
Eye Care	5,150	12,268	10,904

Total Americas, excluding United States	60,802	55,409	41,609

Europe/Africa/Middle East:
Cataract/Implant	211,835	189,845	193,204
Laser Vision Correction	56,670	17,125	9,465
Eye Care	63,188	82,234	95,926

Total Europe/Africa/Middle East	331,693	289,204	298,595

Japan:
Cataract/Implant	68,258	71,271	75,095
Laser Vision Correction	26,159	4,667	2,599
Eye Care	51,027	62,722	96,595

Total Japan	145,444	138,660	174,289

Asia Pacific:
Cataract/Implant	52,063	50,861	53,686
Laser Vision Correction	28,910	18,446	8,965
Eye Care	13,194	28,494	41,039

Total Asia Pacific	94,167	97,801	103,690

Total	$1,090,846	$997,496	$920,673

The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 42.1%, 41.7% and 32.9% of total net sales for the years ended December 31, 2007, 2006 and 2005, respectively. Additionally, sales in Japan represented 13.3%, 13.9% and 18.9% of total net sales for the years ended December 31, 2007, 2006 and 2005, respectively. No other country, or single customer, generated over 10% of total net sales in the periods presented.

	Property, Plant and Equipment			Other Long-Lived Assets
(In thousands)	2007	2006	2005	2007	2006	2005
United States	$54,281	$25,168	$27,759	$77,692	$50,570	$36,131
Americas, excluding United States	535	564	629	2,919	2,303	2,144
Europe/Africa/Middle East	98,591	88,549	66,017	6,794	8,105	5,980
Japan	1,036	832	1,132	2,907	2,942	3,785
Asia Pacific	23,232	17,643	20,188	4,637	5,445	4,433

Total	$177,675	$132,756	$115,725	$94,949	$69,365	$52,473

Note 15: Quarterly Results (Unaudited)

	First Quarter(c)	Second Quarter(d)	Third Quarter(e)	Fourth Quarter(f)	Total Year
	(in thousands, except per share data)
2007 (a)
Net sales	$251,673	$261,397	$273,194	$304,582	$1,090,846
Gross profit	157,506	127,911	152,164	178,291	615,872
Net earnings (loss)	12,109	(166,794)	(25,937)	(12,327)	(192,949)
Basic earnings (loss) per share	0.20	(2.78)	(0.43)	(0.20)	(3.22)
Diluted earnings (loss) per share	0.20	(2.78)	(0.43)	(0.20)	(3.22)
2006 (b)
Net sales	$238,228	$257,041	$258,602	$243,625	$997,496
Gross profit	151,393	164,668	163,128	138,982	618,171
Net earnings (loss)	2,629	(2,703)	87,154	(7,609)	79,471
Basic earnings (loss) per share	0.04	(0.04)	1.47	(0.13)	1.25
Diluted earnings (loss) per share	0.04	(0.04)	1.42	(0.13)	1.21

(a)	Fiscal quarters in 2007 ended on March 30, June 29, September 28 and December 31.
(b)	Fiscal quarters in 2006 ended on March 31, June 30, September 29 and December 31.
(c)	Includes charges of $16.4 million recorded during the first quarter 2007, which comprised $4.7 million related to the discontinuation of a distributor contract, $1.0 million impairment related to a R&D licensing agreement, $4.4 million impact from the 2006 recall and $1.6 million for IPR&D related to the WFSI acquisition. Includes charges of $35.2 million recorded during the first quarter of fiscal 2006, which comprised $3.2 million for inventory provisions and other manufacturing charges associated with discontinued products, $29.3 million related to its current business repositioning initiatives, $2.3 million in other write-offs and $0.4 million in an unrealized loss on derivative instruments.
(d)	Includes charges of $171.1 million recorded during the second quarter of fiscal 2007, which comprised $85.4 million for IPR&D, $7.7 million for the step-up of inventory to fair value and $6.5 million for integration-related costs, the negative impact from the 2007 Recall of $58.4 million and $8.0 million in connection with the proposal to acquire another company in the ophthalmic segment. Includes charges of $52.7 million recorded during the second quarter of fiscal 2006, which comprised $18.2 million related to the company’s note repurchases, $17.7 million related to current business repositioning initiatives, $14.3 million for inventory provisions, manufacturing and distribution charges related to discontinued products and other charges, and $2.5 million in an unrealized loss on derivative instruments.
(e)	Includes charges of $48.7 million recorded during the third quarter of fiscal 2007, which comprised $5.1 million for IntraLase integration-related costs and the negative impact from the 2007 Recall of $31.1 million associated with sales returns and product-related costs. Includes a pre-tax net gain of $102.9 million related to the settlement of legal matters in the third quarter of fiscal 2006. The third-quarter results in fiscal 2006 also included pre-tax net charges of $4.0 million associated with recently completed business rationalization and repositioning initiatives, $3.9 million associated with note repurchases and $2.3 million in an unrealized gain on derivative instruments.
(f)

Included charges of $51.9 million recorded during the fourth quarter of fiscal 2007, reflecting the negative impact of $19.5 million related to the 2007 Recall and $10.7 million in charges associated with acquisition and integration activities. As a result of the eye care recall in the fourth quarter of fiscal 2006, eye care sales included approximately $9.5 million in returns. Gross profit in the fourth quarter of 2006 was impacted by $19.0 million in returns and costs. In addition, the Company incurred the final $1.2 million in charges associated with business repositioning initiatives in the fourth quarter of fiscal 2006.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Advanced Medical Optics, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Advanced Medical Optics, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the financial statement recognition and measurement of uncertain tax positions in 2007. Also, as discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

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

March 3, 2008

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

Changes in Internal Control over Financial Reporting

Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item, including that required pursuant to Item 401 of Regulation S-K, is included under the headings “Election of Directors” and “Executive Officers” in our proxy statement for the 2008 annual meeting of stockholders (the “Proxy Statement”), which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2007 and which is incorporated herein by reference.

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

Date: February 28, 2008	ADVANCED MEDICAL OPTICS, INC.

	By	/s/ JAMES. V. MAZZO
James V. Mazzo
Chairman of the Board and Chief Executive Officer

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

Date: February 28, 2008	By	/s/ JAMES. V. MAZZO
James V. Mazzo
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2008	By	/s/ RICHARD A. MEIER
Richard A. Meier
President and Chief Operating Officer
(Principal Financial Officer)

Date: February 28, 2008	By	/s/ ROBERT F. GALLAGHER
Robert F. Gallagher
Senior Vice President. Chief Accounting Officer and Controller
(Principal Accounting Officer)

Date: February 22, 2008	By	/s/ CHRISTOPHER G. CHAVEZ
Christopher G. Chavez, Director

Date: February 28, 2008	By	/s/ ELIZABETH H. DÁVILA
Elizabeth H. Dávila, Director

Date: February 28, 2008	By	/s/ DANIEL J. HEINRICH
Daniel J. Heinrich, Director

Date: February 28, 2008	By	/s/ WILLIAM J. LINK, PH.D.
William J. Link, Ph.D., Director

Date: February 28, 2008	By	/s/ G. MASON MORFIT
G. Mason Morfit, Director

Date: February 28, 2008	By	/s/ MICHAEL A. MUSSALLEM
Michael A. Mussallem, Director

Date: February 28, 2008	By	/s/ DEBORAH J. NEFF
Deborah J. Neff, Director

Date: February 27, 2008	By	/s/ ROBERT J. PALMISANO
Robert J. Palmisano, Director

Date: February 28, 2008	By	/s/ JAMES O. ROLLANS
James O. Rollans, Presiding Director

Exhibits and Financial Statement Schedules

(a) Exhibits

Exhibit No.	Description of Exhibit
3.1 (a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 2 to Registration Statement on Form 10 (“Form 10”) filed on May 6, 2002).

3.1 (b)	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Quarterly Report on Form 10-Q filed on August 3, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed on November 9, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 2 to Form 10 filed on May 6, 2002).

4.2	Rights Agreement, dated as of June 24, 2002, by and between Advanced Medical Optics, Inc. and Mellon Investor Services, as Rights Agent, which includes the form of Certification of Designations of the Series A Junior Participating Preferred Stock of Advanced Medical Optics, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on June 25, 2002).

4.3	Indenture, dated as of July 18, 2005, between Advanced Medical Optics, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K filed on July 19, 2005).

4.4	Indenture, dated as of June 13, 2006, between Advanced Medical Optics, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on June 13, 2006).

4.5	Registration Rights Agreement dated as of June 13, 2006, among Advanced Medical Optics, Inc., Goldman Sachs & Co., Banc of America Securities, UBS Securities LLC, PNC Capital Markets LLC, and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on June 13, 2006).

4.6	First Supplemental Indenture, dated as of August 15, 2006, between Advanced Medical Optics, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.9 to Form S-3, Automatic Shelf Registration, filed on August 18, 2006).

4.7	Indenture, dated as of April 2, 2007, by and among Advanced Medical Optics, Inc., the guarantors named therein and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on April 3, 2007).

4.8	Supplemental Indenture, dated as of April 2, 2007, by and among Advanced Medical Optics, Inc., IntraLase Corp., the guarantors named therein and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on April 3, 2007).

4.9	Registration Rights Agreement, dated as of April 2, 2007, by and among Advanced Medical Optics, Inc., the guarantors named therein and UBS Securities LLC, Goldman Sachs & Co. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K filed on April 3, 2007).

10.1	Contribution and Distribution Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.1 of Form S-4 Registration Statement filed on August 8, 2002).

10.2	Employee Matters Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.3 of Form S-4 Registration Statement filed on August 8, 2002).

10.3	Tax Sharing Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.4 of Form S-4 Registration Statement filed on August 8, 2002).

10.4	Employment Agreement, dated as of January 18, 2002, by and between Advanced Medical Optics, Inc. and James Mazzo (incorporated by reference to Exhibit 10.8 of Form 10).*

10.5 (a)	Form of Employment Agreement between Advanced Medical Optics, Inc. and those parties identified on Exhibit 10.5(b) (incorporated by reference to Exhibit 10.9(a) of Form 10).*

10.5 (b)	Updated Schedule of parties to the Employment Agreement filed as Exhibit 10.5(a).*

10.5 (c)	Employment Agreement, dated as of June 28, 2002, by and between Advanced Medical Optics, Inc. and Holger Heidrich (incorporated by reference to Exhibit 10.20 of Form S-4 Registration Statement filed on August 8, 2002).*

10.5 (d)	Amendment No. 2 to Employment Agreement dated November 15, 2007 between Advanced Medical Optics, Inc. and C. Russell Trenary III.*

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 of Form S-4 Registration Statement filed on August 8, 2002).*

10.7 (a)	Form of Change in Control Agreement between Advanced Medical Optics, Inc. and those parties identified on Exhibit 10.7(b) (incorporated by reference to Exhibit 10.7 of Current Report on Form 8-K filed on May 18, 2005).*

10.7 (b)	Schedule of executive officers party to the Change in Control Agreement filed as Exhibit 10.7(a) (incorporated by reference to Exhibit 10.7(b) of Annual Report on Form 10-K filed on March 1, 2007).*

10.7 (c)	2007 Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.7 (d)	Schedule of executive officers party to the 2007 Change in Control Agreement (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q/A filed on November 8, 2007).*

10.8 (a)	Advanced Medical Optics, Inc. 2002 Bonus Plan (incorporated by reference to Exhibit 10.8 of Form S-4 Registration Statement filed on August 8, 2002).*

10.8 (b)	First Amendment to Advanced Medical Optics, Inc. 2002 Bonus Plan (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed on November 8, 2002).*

10.8 (c)	2006 Performance Objective under the Advanced Medical Optics, Inc. 2002 Bonus Plan (incorporated by reference to Exhibit 10.8(e) of Annual Report on Form 10-K filed on March 14, 2006).*

10.8 (d)	2007 Performance Objective under the Advanced Medical Optics, Inc. 2002 Bonus Plan (incorporated by reference to Exhibit 10.8(d) of Annual Report on Form 10-K filed on March 1, 2007).*

10.8 (e)	Amended 2007 Performance Objective under the Advanced Medical Optics, Inc. 2002 Bonus Plan (incorporated by reference to Exhibit 10.4 of Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.8 (f)	2008 Performance Objective under the Advanced Medical Optics, Inc. 2002 Bonus Plan.*

10.9 (a)	Advanced Medical Optics, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.1 of Form S-8 Registration Statement filed on June 21, 2002).*

10.9 (b)	First Amendment to Advanced Medical Optics, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.10(b) of Annual Report on Form 10-K filed on March 14, 2003).*

10.9 (c)	Second Amendment to Advanced Medical Optics, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q filed on November 6, 2003)*

10.9 (d)	Third Amendment to Advanced Medical Optics, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.9(d) of Annual Report on Form 10-K filed on March 14, 2006).*

10.9 (e)	Fourth Amendment to Advanced Medical Optics, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.9(e) of Annual Report on Form 10-K filed on March 1, 2007).*

10.9 (f)	Fifth Amendment to Advanced Medical Optics, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed on May 9, 2007).*

10.10 (a)	Amended and Restated Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit A to Proxy Statement for the 2004 Annual Meeting of Stockholders filed on April 15, 2004).*

10.10 (b)	First Amendment to Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 23, 2004).*

10.11 (a)	Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 99.10 of Form S-8 Registration Statement filed on May 27, 2005).*

10.11 (b)	Form of Nonqualified Stock Option Grant Terms and Conditions under Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on May 18, 2005).*

10.11 (c)	Form of Employee Restricted Unit Grant Terms and Conditions under Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K filed on May 18, 2005).*

10.11 (d)	Form of Employee Restricted Stock Grant Terms and Conditions under Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K filed on May 18, 2005).*

10.11 (e)	Form of Nonemployee Director Restricted Stock Grant Agreement under Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K filed on May 18, 2005).*

10.11 (f)	Form of Performance Award Agreement under Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 of Current Report on Form 8-K filed on May 18, 2005).*

10.11 (g)	Form of Director Restricted Stock Unit Agreement under the Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan and under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.12 (a)	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of Registration Statement on Form S-8 filed on April 3, 2007).*

10.12 (b)	Form of Employee Nonqualified Stock Option Grant Terms and Conditions under the Amended and Restated 2004 Stock Incentive Plan.*

10.12 (c)	Form of Employee Restricted Stock Unit Grant Terms and Conditions under the Amended and Restated 2004 Stock Incentive Plan.*

10.12 (d)	Form of Employee Restricted Stock Grant Terms and Conditions under the Amended and Restated Stock Incentive Plan.*

10.12 (e)	Form of Performance Award Agreement under the Amended and Restated 2004 Stock Incentive Plan.*

10.13 (a)	Advanced Medical Optics, Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of Form S-8 Registration Statement filed on June 21, 2002).*

10.13 (b)	First Amendment to Advanced Medical Optics, Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed on November 2, 2004).*

10.13 (c)	Amended and Restated Advanced Medical Optics, Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.8 of Form S-8 Registration Statement filed on May 27, 2005).*

10.14 (a)	Advanced Medical Optics, Inc. International Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of Form S-8 Registration Statement filed on June 21, 2002).*

10.14 (b)	First Amendment to Advanced Medical Optics, Inc. 2002 International Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q filed on November 2, 2004).*

10.14 (c)	Amended and Restated Advanced Medical Optics, Inc. 2002 International Stock Purchase Plan (incorporated by reference to Exhibit 99.9 of Form S-8 Registration Statement filed on May 27, 2005).*

10.15 (a)	Advanced Medical Optics, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of Form S-8 Registration Statement filed on June 21, 2002).*

10.15 (b)	First Amendment to Advanced Medical Optics, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 of Quarterly Report on Form 10-Q filed on November 6, 2003).*

10.16	Advanced Medical Optics, Inc. 2005 Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 of Annual Report on Form 10-K filed on March 2, 2005).*

10.17	Consent to Sublease and Second Amendment to Lease, dated as of May 24, 2002, by and among Andrew Place Two LLC, as landlord, Ingram Micro, Inc., as tenant and Advanced Medical Optics, Inc., as subtenant (incorporated by reference to Exhibit 10.5 of Quarterly Report on Form 10-Q filed on June 24, 2002).

10.18	Sublease Agreement, dated as of May 24, 2002, by and between Advanced Medical Optics, Inc. and Ingram Micro, Inc. for the premises located at 1700 East St. Andrew Place, Santa Ana, California 92705 (incorporated by reference to Exhibit 10.6 of Quarterly Report on Form 10-Q filed on June 24, 2002).

10.19	Manufacturing and Supply Agreement, dated November 10, 2003, by and between Advanced Medical Optics, Inc. and Nicholas Piramal India Limited (confidential portions have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.28 of Annual Report on Form 10-K filed on March 12, 2004).

10.20	Stock and Asset Purchase Agreement, dated as of April 21, 2004, by and between Pfizer Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed on May 3, 2004).

10.21 (a)	Agreement and Plan of Merger, dated as of November 9, 2004, by and among Advanced Medical Optics, Inc., Vault Merger Corporation, and VISX, Incorporated (“VISX Merger Agreement”) (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on November 10, 2004).

10.21 (b)	Amendment No. 1, dated as of December 3, 2004, by and among Advanced Medical Optics, Inc., Vault Merger Corporation, and VISX, Incorporated), to amend the VISX Merger Agreement (incorporated by reference to Exhibit 2.2 of Form S-4 Registration Statement filed on December 6, 2004).

10.21 (c)	Amendment No. 2, dated as of March 17, 2005, by and among Advanced Medical Optics, Inc., Vault Merger Corporation, and VISX, Incorporated, to amend the VISX Merger Agreement, as amended (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on March 22, 2005).

10.22	VISX, Incorporated 2001 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 99.2 of Form S-8 Registration Statement filed on May 27, 2005).*

10.23	VISX, Incorporated 2000 Stock Plan (incorporated by reference to Exhibit 99.4 of Form S-8 Registration Statement filed on May 27, 2005).*

10.24	VISX, Incorporated 1995 Director Option and Stock Deferral Plan (incorporated by reference to Exhibit 99.5 of Form S-8 Registration Statement filed on May 27, 2005).*

10.25	VISX, Incorporated 1995 Stock Plan (incorporated by reference to Exhibit 99.6 of Form S-8 Registration Statement filed on May 27, 2005).*

10.26	Lease dated July 16, 1992 between VISX, Incorporated and Sobrato Interests, a California limited partnership, as amended on October 2, 1992, March 8, 1996 and March 29, 2002 (incorporated by reference to Exhibit 10.7 of VISX, Incorporated’s Current Report on Form 8-K filed on November 18, 2004).

10.27	Lease Agreement dated February 9, 2007, between Advanced Medical Optics, Inc. and TriNet Milpitas Associates, LLC for the premises located at 510 Cottonwood Drive, Milpitas, California (incorporated by reference to Exhibit 10.28 of Annual Report on Form 10-K filed on March 1, 2007).

10.28	Confidential Settlement Agreement, dated as of June 30, 2006, between Advanced Medical Optics, Inc. and Alcon, Inc., Alcon Laboratories, Inc. and Alcon Manufacturing Ltd. (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed on August 9, 2006).

10.29	Master Confirmation between Advanced Medical Optics, Inc. and Goldman, Sachs & Co. dated as of June 7, 2006 (confidential portions have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q filed on August 9, 2006).

10.30	Supplemental Confirmation between Advanced Medical Optics, Inc. and Goldman, Sachs & Co. dated as of June 7, 2006 (confidential portions have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.4 of Quarterly Report on Form 10-Q filed on August 9, 2006).

10.31	Agreement and Plan of Merger, dated as of January 5, 2007, by and among Advanced Medical Optics, Inc., Ironman Merger Corporation, a wholly owned subsidiary of Advanced Medical Optics, Inc., and IntraLase Corp. (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on January 10, 2007).

10.32	Bank Facilities commitment Letter, dated January 5, 2007, from UBS Loan Finance LLC, UBS Securities LLC, Bank of America, N.A., Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. to Advanced Medical Optic, Inc. (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on January 10, 2007).

10.33	Lease, dated January 31, 2005, between 9701 Jeronimo Holdings, LLC and IntraLase Corp. (incorporated by reference to Exhibit 10.35 of Form S-4 Registration Statement filed on May 2, 2007).

10.34	Consulting Agreement entered into on May 21, 2007 between Advanced Medical Optics, Inc. and Robert J. Palmisano (incorporated by reference to Exhibit 99.2 of Current Report on Form 8-K filed on May 29, 2007).

10.35	Information Technology Agreement between Advanced Medical Optics, Inc. and International Business Machines Corporation dated June 27, 2007 (confidential portions have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on July 3, 2007).

10.36	Agreement, dated December 4, 2007, among Advanced Medical Optics, Inc., ValueAct Capital Master Fund, L.P., ValueAct Capital Master Fund III, L.P., VA Partners I, LLC, VA Partners III, LLC, ValueAct Capital Management, L.P., ValueAct Capital Management, LLC, ValueAct Holdings, L.P., ValueAct Holdings GP, LLC, Jeffrey W. Ubben, George F. Hamel, Jr., Peter H. Kamin, G. Mason Morfit, Todd Bourell, Gregory P. Spivy, Kelly Barlow, Allison Bennington, Briana Curran and Ronald Yee (incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K filed on December 5, 2007).

10.37	Third Amendment to Second Amended and Restated Credit Agreement, dated as of June 5, 2006, among Advanced Medical Optics, Inc., the certain of its subsidiaries as the Guarantors, the Lenders (as defined in the Second Amended and Restated Credit Agreement dated as of June 25, 2004 and filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 3, 2004), and Bank of America, N.A., as Administrative Agent on behalf of itself and the Lenders (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q filed on August 9, 2006).

10.38 (a)	Credit Agreement, dated April 2, 2007, by and among Advanced Medical Optics, Inc., the guarantors party thereto, UBS Securities LLC, as syndication agent, Goldman Sachs Credit Partners L.P., as documentation agent, Bank of America N.A., as administrative agent, swing line lender and L/C issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K filed on April 3, 2007).

10.38 (b)	First Amendment to Credit Agreement dated as of October 5, 2007, amending the April 2, 2007 Credit Agreement by and among Advanced Medical Optics, Inc., the guarantors party thereto, UBS Securities LLC, as syndication agent, Goldman Sachs Credit Partners L.P., as documentation agent, Bank of America N.A., as administrative agent, swing line lender and L/C issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q/A filed on November 8, 2007).

10.39	Letter dated September 25, 2007 from Advanced Medical Optics, Inc. to Michael J. Lambert, offering employment as Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q/A filed on November 8, 2007). *

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included as part of the signature page).

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard A. Meier pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James V. Mazzo and Richard A. Meier pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SCHEDULE II

ADVANCED MEDICAL OPTICS, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(IN MILLIONS)

Allowance For Doubtful Accounts	Balance at Beginning of Year	Additions(a)	Deductions(b)	Balance at End of Year
2007	$12.3	$2.8	$(0.5)	$14.6
2006	9.1	3.6	(0.4)	12.3
2005	7.4	2.6	(0.9)	9.1

(a)	Includes $0.7 million additions from IntraLase acquisition and $2.1 million charged to earnings in 2007. Includes $2.0 million additions from VISX acquisition and $0.6 million charged to earnings in 2005.
(b)	Accounts written off.

Deferred Tax Asset Valuation Allowance	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
2007	$8.6	$33.5	$—	$42.1
2006	7.9	0.7	—	8.6
2005	8.2	—	(0.3)	7.9