Form 10-Q
period 2008-03-28
ADVANCED MEDICAL OPTICS INC
filed 2008-05-07
CIK 1168335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 28, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________.

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

As of May 5, 2008, there were 60,819,730 shares of common stock outstanding.

ADVANCED MEDICAL OPTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 28, 2008

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Advanced Medical Optics, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	March 28, 2008	March 30, 2007
Net sales	$303,736	$251,673
Cost of sales	115,603	94,167

Gross profit	188,133	157,506
Selling, general and administrative	126,923	109,518
Research and development	19,906	19,164
In-process research and development	—	1,580
Restructuring charges (Note 2)	11,936	—

Operating income	29,368	27,244

Non-operating expense:
Interest expense	20,212	6,164
Unrealized loss on derivative instruments	2,081	383
Gain on sale of investment	(3,318)	—
Other, net	(785)	1,216

	18,190	7,763

Earnings before income taxes	11,178	19,481
Provision for income taxes	4,248	7,372

Net earnings	$6,930	$12,109

Net earnings per share:
Basic	$0.11	$0.20
Diluted	$0.11	$0.20

Weighted average number of shares outstanding:
Basic	60,503	59,399
Diluted	62,196	61,044

See accompanying notes to unaudited consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	March 28, 2008	December 31, 2007
ASSETS
Current assets:
Cash and equivalents	$31,952	$34,525
Trade receivables, net	275,145	250,018
Inventories	174,236	160,267
Deferred income taxes	42,722	42,227
Income tax receivable	10,413	10,569
Other current assets	21,777	25,505

Total current assets	556,245	523,111
Property, plant and equipment, net	189,031	177,675
Deferred income taxes	14,764	14,111
Other assets	94,207	94,949
Intangible assets, net	641,516	649,369
Goodwill	1,315,570	1,289,121

Total assets	$2,811,333	$2,748,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$76,200	$64,500
Accounts payable	90,010	88,432
Accrued compensation	45,871	54,410
Other accrued expenses	124,787	128,833
Deferred income taxes	6,500	6,419

Total current liabilities	343,368	342,594
Long-term debt	1,543,230	1,543,230
Deferred income taxes	201,102	198,333
Other liabilities	67,547	65,443
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 240,000,000 shares authorized; 60,782,205 and 60,647,394 shares issued	608	606
Additional paid-in capital	1,458,610	1,451,961
Accumulated deficit	(916,539)	(923,469)
Accumulated other comprehensive income	113,547	69,726
Treasury stock, at cost (5,168 shares and 3,186 shares)	(140)	(88)

Total stockholders’ equity	656,086	598,736

Total liabilities and stockholders’ equity	$2,811,333	$2,748,336

See accompanying notes to unaudited consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 28, 2008	March 30, 2007
Cash flows from operating activities:
Net earnings	$6,930	$12,109
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of debt issuance costs	1,400	975
Depreciation and amortization	28,022	17,116
In-process research and development	—	1,580
(Gain) loss on investment and assets, net	(3,103)	375
Deferred income taxes	(1,747)	(1,474)
Unrealized loss on derivatives	2,081	383
Share-based compensation	5,222	4,746
Changes in assets and liabilities (net of effect of business acquired):
Trade receivables, net	(14,097)	19,741
Inventories	(9,214)	1,680
Other current assets	3,756	4,761
Accounts payable	(2,830)	(7,703)
Accrued expenses and other liabilities	(15,743)	(27,284)
Income taxes	999	3,123
Other non-current assets and liabilities	722	(5,312)

Net cash provided by operating activities	2,398	24,816

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(13,540)
Additions to property, plant and equipment	(8,963)	(7,188)
Proceeds from sale of property, plant and equipment	164	21
Proceeds from sale of investment	3,318	—
Additions to capitalized internal-use software	(300)	(915)
Additions to demonstration and bundled equipment	(4,180)	(1,942)

Net cash used in investing activities	(9,961)	(23,564)

Cash flows from financing activities:
Short-term borrowings, net	11,700	—
Financing-related cost	(123)	—
Proceeds from issuance of common stock	1,429	5,989
Purchase of treasury stock	(52)	—
Excess tax benefits from share-based compensation	—	1,082

Net cash provided by financing activities	12,954	7,071

Effect of exchange rates on cash and equivalents	(7,964)	1,054

Net (decrease) increase in cash and equivalents	(2,573)	9,377
Cash and equivalents at beginning of period	34,525	34,522

Cash and equivalents at end of period	$31,952	$43,899

See accompanying notes to unaudited consolidated financial statements.

Advanced Medical Optics, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting only of normal, recurring adjustments) for a fair statement of the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited consolidated financial statements of Advanced Medical Optics, Inc. (the “Company” or “AMO”) for the year ended December 31, 2007. The Company’s fiscal periods end on the last Friday of each calendar month and the fiscal year ends on December 31. The results of operations for the three months ended March 28, 2008 (January 1, 2008 through March 28, 2008) are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

All material intercompany transactions and balances have been eliminated.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures. Actual results could differ materially from those estimates.

Recently Adopted and Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles, and expands disclosure requirements regarding fair value measurements. Although SFAS No. 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. Where applicable, SFAS No. 157 simplifies and codifies fair value related guidance previously issued within GAAP. The Company has adopted FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), issued February 2008, and as a result the Company has applied the provisions of SFAS No. 157 that are applicable as of January 1, 2008, which had no material effect on its consolidated financial statements. FSP 157-2 delays the effective date of SFAS No. 157 for certain non-financial assets and non-financial liabilities until January 1, 2009. See Note 5 for the interim disclosures required by SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS No. 159 on January 1, 2008, which did not have an impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141R”), and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. The Company will be required to adopt SFAS No. 141R and SFAS No. 160 on or after December 15, 2008. The Company has not yet determined the effect, if any, that the adoption of SFAS No. 141R and SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company January 1, 2009. The Company is evaluating the impact of this new standard but currently does not anticipate a material impact on its financial statements as a result of the implementation of SFAS No. 161.

Note 2: Restructuring Plan

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

As a continuation of AMO’s commitment to further enhance its global competitiveness, operating leverage and cash flow, the Board of Directors of AMO on February 12, 2008 approved an additional plan to reduce the Company’s fixed costs. The additional plan includes a net workforce reduction of approximately 150 positions, or about 4% of the Company’s global workforce. In addition, AMO plans to consolidate certain operations, including the relocation of all remaining activities at the Irvine Plant, to improve its overall facility utilization.

These plans include workforce reductions and transfers, outplacement assistance, relocation of certain employees, facilities-related costs, and accelerated amortization of certain long-lived assets and termination of redundant supplier contracts. These plans will also result in start-up costs such as expenses for moving, incremental travel, recruiting and duplicate personnel associated with hiring staff during ramp-up, as well as incremental costs associated with capacity underutilization of the Milpitas Plant during the ramp-up period.

AMO expects to complete these activities in 2008 and estimates the total pre-tax charges resulting from these plans to be in the range of $36 million to $43 million, substantially all of which are expected to be cash expenditures. The Company incurred severance and retention bonus charges of $0.4 million under the plan in 2007. An estimated breakdown of the total charges is as follows:

Severance, retention bonuses, employee relocation and other one-time termination benefits	$20 million -$24 million
Facilities related and other costs	$10 million -$13 million
Termination of redundant supplier contracts and relocation of equipment and inventory	$2 million
Incremental costs for transition and start-up activities at the Milpitas Plant	$4 million

Activities in the restructuring charges accrual balances during the three months ended March 28, 2008 were as follows (in thousands):

Restructuring Charges:	Balance at December 31, 2007	Costs Incurred	Cash Payments	Non-Cash Adjustments	Balance at March 28, 2008
Severance, retention bonuses, employee relocation and other one-time termination benefits	$0.4	$11.3	$(4.3)	$—	$7.4
Facilities related and other costs	—	0.6	—	—	0.6

	$0.4	$11.9	$(4.3)	$—	$8.0

Note 3: Composition of Certain Financial Statement Captions

Inventories:

(In thousands)	March 28, 2008	December 31, 2007
Finished goods, including consignment inventory of $8,075 and $7,712 in 2008 and 2007, respectively	$113,662	$93,503
Work in process	17,072	16,562
Raw materials	43,502	50,202

	$174,236	$160,267

Intangible assets, net

		March 28, 2008		December 31, 2007
(In thousands)	Useful Life (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizing Intangible Assets:
Patent	17	$431	$(32)	$431	$(26)
Licensing	3 - 5	4,590	(4,405)	4,590	(4,373)
Technology rights	5 - 19	561,131	(136,040)	549,737	(117,699)
Trademarks	13.5	19,398	(5,801)	17,899	(5,064)
Customer relationships	5 – 10	32,680	(14,736)	32,680	(13,106)

		618,230	(161,014)	605,337	(140,268)
Nonamortizing Tradename (“VISX”)	Indefinite	140,400	—	140,400	—
Nonamortizing Tradename (“IntraLase”)	Indefinite	43,900	—	43,900	—

		$802,530	$(161,014)	$789,637	$(140,268)

The amortizable intangible assets balance increased due to the impact of foreign currency fluctuation. Amortization expense was $17.1 million and $10.1 million for the three months ended March 28, 2008 and March 30, 2007, respectively, and is recorded in selling, general and administrative in the accompanying unaudited consolidated statements of operations. Amortization expense is expected to be $69.1 million in 2008, $68.9 million in 2009, $66.3 million in 2010, $64.4 million in 2011 and $59.6 million in 2012. Actual amortization expense may vary due to the impact of foreign currency fluctuations.

Goodwill

(In thousands)	Balance at December 31, 2007	Foreign Currency Adjustments	Balance at March 28, 2008
Goodwill:
Eye Care	$30,182	$3,375	$33,557
Cataract	365,785	23,074	388,859
Refractive	893,154	—	893,154

	$1,289,121	$26,449	$1,315,570

The change in goodwill during the three months ended March 28, 2008 included an increase of $26.4 million from foreign currency fluctuations in the Eye Care and Cataract segments. The Company performs its annual impairment test of goodwill during the second quarter of each year.

Note 4: Debt

(In thousands)	Average Rate of Interest	March 28, 2008	December 31, 2007
Convertible Senior Subordinated Notes due 2024 (“2 1/2% Notes”), with put dates of January 15, 2010, July 15, 2014 and July 15, 2019	2.500%	$246,105	$246,105
Convertible Senior Subordinated Notes due 2025 (“1.375% Notes”), with put dates of July 1, 2011, July 1, 2016 and July 1, 2021	1.375%	105,000	105,000
Convertible Senior Subordinated Notes due 2026 (“3.25% Notes”), with put dates of August 1, 2014, August 1, 2017 and August 1, 2021	3.250%	500,000	500,000
Senior Subordinated Notes due 2017 (“7 1/2% Notes”)	7.500%	250,000	250,000
Term Loan due 2014 (“Term Loan”)	6.51%	446,625	446,625
Senior revolving credit facility	5.87%	71,700	60,000

		1,619,430	1,607,730
Less current portion		76,200	64,500

Total long-term debt		$1,543,230	$1,543,230

All of the convertible notes issued by the Company may be converted, at the option of the holders, on or prior to the final maturity date under certain circumstances, none of which had occurred as of March 28, 2008. Upon conversion of the convertible notes, the Company will satisfy in cash the conversion obligation with respect to the principal amount of the convertible notes, with any remaining amount of the conversion obligation to be satisfied in shares of common stock. As a result of this election, the Company also is required to satisfy in cash its obligations to repurchase any convertible notes that holders may put to the Company on the respective dates noted in the table above.

The Company has a $300 million revolving line of credit maturing April 2, 2013 and a $450 million term loan maturing on April 2, 2014 (collectively the “Credit Facility”). As of March 28, 2008, the revolving line of credit included outstanding cash borrowings of $71.7 million and commitments to support letters of credit totaling $8.8 million issued on behalf of the Company for normal operating purposes which resulted in an available balance of $219.5 million.

Borrowings under the Credit Facility, if any, bear interest at current market rates plus a margin based upon the Company’s ratio of debt to EBITDA, as defined. The incremental interest margin on borrowings under the Credit Facility decreases as the Company’s ratio of debt to EBITDA decreases to specified levels. During the first quarter of 2008, this interest margin was 1.75% over the applicable LIBOR rate. Additionally, the Company can borrow at the prevailing prime rate of interest plus an interest margin of 0.75%. The average annual rate of interest during the first quarter of 2008, inclusive of incremental margin, was 5.87% and 6.51% for the revolving credit facility and term loan, respectively. Under the Credit Facility, certain transactions may trigger mandatory prepayment of borrowings, if any. Such transactions may include equity or debt offerings, certain asset sales and extraordinary receipts. The Company pays a quarterly fee (1.95% per annum at March 28, 2008) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.50% per annum at March 28, 2008) on the average unused portion of the revolving credit facility. In addition, the Company makes mandatory quarterly amortization payments (1.0% per annum at March 28, 2008) on the outstanding balance of the term loan. The revolver component of the Credit Facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios. Certain covenants under the revolving credit facility may limit the incurrence of additional indebtedness. The revolving credit facility prohibits dividend payments by the Company. On October 5, 2007, as a result of the product recall in May 2007 discussed in Note 10, the Company amended the Credit Facility. The amendment changed the Maximum Consolidated Total Leverage Ratio for certain quarterly periods. Additionally, for purposes of calculating this ratio as well as the Minimum Consolidated Interest Coverage Ratio, the Company was permitted to exclude certain recall-related costs and other related impacts. The Company was in compliance with these covenants at March 28, 2008. The Credit Facility is collateralized by a first priority perfected lien on, and pledge of, all of the combined company’s present and future property and assets (subject to certain exclusions), 100% of the stock of the domestic subsidiaries, 66% of the stock of foreign subsidiaries and all present and future intercompany debts.

As of March 28, 2008, the aggregate maturities of total long-term debt of $1.5 billion are due after 2012.

Guarantor Subsidiaries

In connection with the issuance of the 7 1/2% Notes, certain of the Company’s 100% owned subsidiaries (“Guarantor Subsidiaries”) jointly, fully, severally and unconditionally guaranteed such 7 1/2% Notes. Each subsidiary is 100% owned by the parent company issuer. The following presents the condensed consolidating financial information separately for:

i.	Advanced Medical Optics, Inc. (the “Parent Company”), the issuer of the guaranteed obligations;

ii.	Guarantor Subsidiaries, on a combined basis, as specified in the Indenture;

iii.	Non-guarantor subsidiaries, on a combined basis, as specified in the Indenture;

iv.	Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions and balances between or among the Parent Company, the Guarantor Subsidiaries and the non-guarantor subsidiaries, (b) eliminate the investments in our subsidiaries and (c) record consolidating entries; and

v.	Advanced Medical Optics, Inc. and subsidiaries on a consolidated basis.

Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and Guarantor Subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Net earnings for the three months ended March 30, 2007 under the Parent and Consolidating Entries and Eliminations columns reflect the correction of an immaterial error which did not have an impact on the consolidated net earnings as previously reported.

Condensed Consolidating Balance Sheet – March 28, 2008 (in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Cash and equivalents	$7	$2,337	$29,608	$—	$31,952
Trade receivables, net	437	92,731	181,977	—	275,145
Inventories	5,498	139,228	122,801	(93,291)	174,236
Other current assets	38,622	328,412	35,232	(327,354)	74,912

Total current assets	44,564	562,708	369,618	(420,645)	556,245
Property, plant and equipment	13,867	34,027	141,137	—	189,031
Goodwill and intangibles, net	29,673	1,417,932	541,681	(32,200)	1,957,086
Other assets	160,182	31,226	52,356	(134,793)	108,971
Investment in subsidiaries	2,616,754	3,597,136	2,312,178	(8,526,068)	—

Total assets	$2,865,040	$5,643,029	$3,416,970	$(9,113,706)	$2,811,333

Liabilities and stockholders’ equity:
Short-term borrowings	$76,200	$—	$—	$—	$76,200
Accounts payable and other current liabilities	323,233	76,072	189,418	(321,555)	267,168

Total current liabilities	399,433	76,072	189,418	(321,555)	343,368
Long-term debt, net of current portion	1,543,230	—	—	—	1,543,230
Other liabilities	266,291	50,489	85,971	(134,102)	268,649

Total liabilities	2,208,954	126,561	275,389	(455,657)	2,155,247
Total stockholders’ equity	656,086	5,516,468	3,141,581	(8,658,049)	656,086

Total liabilities and stockholders’ equity	$2,865,040	$5,643,029	$3,416,970	$(9,113,706)	$2,811,333

Condensed Consolidating Balance Sheet – December 31, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Cash and equivalents	$236	$2,031	$32,258	$—	$34,525
Trade receivables, net	2,084	89,008	158,926	—	250,018
Inventories	7,301	141,651	107,900	(96,585)	160,267
Other current assets	38,370	312,884	30,953	(303,906)	78,301

Total current assets	47,991	545,574	330,037	(400,491)	523,111
Property, plant and equipment, net	14,021	31,998	131,656	—	177,675
Goodwill and intangibles, net	29,673	1,432,099	520,786	(44,068)	1,938,490
Other assets	158,899	32,956	49,097	(131,892)	109,060
Investment in subsidiaries	2,520,217	2,694,404	2,270,788	(7,485,409)	—

Total assets	$2,770,801	$4,737,031	$3,302,364	$(8,061,860)	$2,748,336

Liabilities and stockholders’ equity:
Short-term borrowings	$64,500	$—	$—	$—	$64,500
Accounts payable and other current liabilities	298,626	84,075	256,442	(361,049)	278,094

Total current liabilities	363,126	84,075	256,442	(361,049)	342,594
Long-term debt, net of current portion	1,543,230	—	—	—	1,543,230
Other liabilities	265,709	50,664	78,605	(131,202)	263,776

Total liabilities	2,172,065	134,739	335,047	(492,251)	2,149,600
Total stockholders’ equity	598,736	4,602,292	2,967,317	(7,569,609)	598,736

Total liabilities and stockholders’ equity	$2,770,801	$4,737,031	$3,302,364	$(8,061,860)	$2,748,336

Condensed Consolidating Statement of Operations – Three months ended March 28, 2008 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$45,820	$196,243	$264,153	$(202,480)	$303,736
Operating costs and expenses:
Cost of sales	28,816	131,743	163,216	(208,172)	115,603
Selling, general and administrative	18,031	42,601	67,393	(1,102)	126,923
Research and development	6,061	5,448	8,397	—	19,906
Restructuring charges	6,058	2,753	3,125	—	11,936

Operating (loss) income	(13,146)	13,698	22,022	6,794	29,368
Non-operating expense (income), net	23,924	(1,339)	(33,778)	29,383	18,190
Equity in earnings of subsidiaries	(44,629)	(50,779)	—	95,408	—

Earnings before income taxes	7,559	65,816	55,800	(117,997)	11,178
Provision for income taxes	629	504	3,115	—	4,248

Net earnings	$6,930	$65,312	$52,685	$(117,997)	$6,930

Condensed Consolidating Statement of Operations – Three months ended March 30, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$54,868	$155,920	$201,543	$(160,658)	$251,673
Operating costs and expenses:
Cost of sales	33,594	89,683	122,787	(151,897)	94,167
Selling, general and administrative	11,576	37,980	62,120	(2,158)	109,518
Research and development	3,303	4,683	11,178	—	19,164
In-process research & development	—	1,580	—	—	1,580

Operating income	6,395	21,994	5,458	(6,603)	27,244
Non-operating expense (income), net	6,533	(600)	872	958	7,763
Equity in earnings of subsidiaries	(12,207)	(5,206)	—	17,413	—

Earnings before income taxes	12,069	27,800	4,586	(24,974)	19,481
(Benefit) provision for income taxes	(40)	6,482	930	—	7,372

Net earnings	$12,109	$21,318	$3,656	$(24,974)	$12,109

Condensed Consolidating Statement of Cash Flows – Three months ended March 28, 2008 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(15,776)	$6,249	$11,925	$—	$2,398

Cash flows from investing activities:
Capital contribution	(1)	—	—	1	—
Additions to property, plant and equipment	(443)	(4,772)	(3,748)	—	(8,963)
Proceeds from sale of property, plant and equipment	—	—	164	—	164
Proceeds from the sale of investment	3,318	—	—	—	3,318
Additions to capitalized internal-use software	(281)	(19)	—	—	(300)
Additions to demonstration and bundled equipment	—	(1,153)	(3,027)	—	(4,180)

Net cash provided by (used in) investing activities	2,593	(5,944)	(6,611)	1	(9,961)

Cash flows from financing activities:
Capital contribution	—	1	—	(1)	—
Short-term borrowings, net	11,700	—	—	—	11,700
Financing-related costs	(123)	—	—	—	(123)
Proceeds from issuance of common stock	1,429	—	—	—	1,429
Repurchase of treasury stock	(52)	—	—	—	(52)

Net cash provided by financing activities	12,954	1	—	(1)	12,954

Effect of exchange rates on cash and equivalents	—	—	(7,964)	—	(7,964)

Net increase in cash and equivalents	(229)	306	(2,650)	—	(2,573)
Cash and equivalents at beginning of period	236	2,031	32,258	—	34,525

Cash and equivalents at end of period	$7	$2,337	$29,608	$—	$31,952

Condensed Consolidating Statement of Cash Flows – Three months ended March 30, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(2,007)	$15,918	$10,905	$—	$24,816

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(13,540)	—	—	(13,540)
Additions to property, plant and equipment	(362)	(749)	(6,077)	—	(7,188)
Proceeds from sale of property, plant and equipment	—	—	21	—	21
Additions to capitalized internal-use software	(900)	(15)	—	—	(915)
Additions to demonstration and bundled equipment	—	(181)	(1,761)	—	(1,942)

Net cash used in investing activities	(1,262)	(14,485)	(7,817)	—	(23,564)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,989	—	—	—	5,989
Excess tax benefit from stock-based compensation	1,082	—	—	—	1,082

Net cash provided by financing activities	7,071	—	—	—	7,071

Effect of exchange rates on cash and equivalents	—	—	1,054	—	1,054

Net increase in cash and equivalents	3,802	1,433	4,142	—	9,377
Cash and equivalents at beginning of period	344	1,187	32,991	—	34,522

Cash and equivalents at end of period	$4,146	$2,620	$37,133	$—	$43,899

Note 5: Fair Value Measurement

The Company enters into foreign exchange option and forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business operations. Accordingly, the Company enters into contracts that change in value as foreign exchange rates change to economically offset the effect of changes in foreign currency on the Company’s assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign exchange option and forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. The Company does not enter into speculative derivative transactions.

The Company uses foreign currency option contracts, which provide for the sale of foreign currencies to offset foreign currency exposures expected to arise in the normal course of the Company’s business. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. The principal currencies subject to this process are the Japanese yen and the euro. The foreign exchange forward contracts are entered into to protect the value of foreign currency denominated monetary assets and liabilities and the changes in the fair value of the foreign currency forward contracts are economically designed to offset the changes in the revaluation of the foreign currency denominated monetary assets and liabilities. These forward contracts are denominated in currencies that represent material exposures. The changes in the fair value of foreign currency option and forward contracts are recorded through earnings as “Unrealized (gain) loss on derivative instruments,” while any realized gains or losses on expired contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of operations. Any premium cost of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized over the life of the options.

As described in Note 1, the Company adopted SFAS No. 157 effective January 1, 2008. SFAS No. 157 expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there are little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques described in SFAS No. 157. Valuation techniques utilized for each individual asset and liability category are referenced in the tables below. Where more than one technique is noted, individual assets or liabilities were valued using multiple techniques. The valuation techniques are as follows:

(a)	Market approach – Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(b)	Income approach – Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models);

(c)	Cost approach – Amount that would be required to replace the service capacity of an asset (replacement cost).

Assets and liabilities measured at fair value as of March 28, 2008 on a recurring basis are as follows:

	Assets	Liabilities	Valuation Technique
(in millions)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 2)
Foreign currency option contracts	$—	$(7.5)	(a	)
Foreign currency forward exchange contracts	—	—	(a	)

There were no changes in the valuation techniques used to measure asset or liability fair values on a recurring basis in the three months ended March 28, 2008.

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

For the three months ended March 28, 2008, the Company included the dilutive effect of stock options and stock purchase plan awards of approximately 1.7 million shares. For the three months ended March 28, 2008, there were 5.2 million antidilutive stock options excluded from the computation of dilutive shares outstanding. For the three months ended March 30, 2007, the Company included the dilutive effect of stock options and stock purchase plan awards of approximately 1.6 million shares. For the three months ended March 30, 2007, there were 2.1 million antidilutive stock options excluded from the computation of dilutive shares outstanding. There were no potentially diluted common shares associated with the 2 1/2% Notes, 1.375% Notes and the 3.25% Notes as the Company’s quarter-end stock price was less than the conversion prices of the notes.

Note 7: Common Stock

AMO has an Incentive Compensation Plan (“ICP”) and a Stock Incentive Plan (“SIP”) that provide for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company has two Employee Stock Purchase Plans (ESPP) for United States and international employees, respectively, which allow employees to purchase AMO common stock. A total of 5 million shares of common stock have been authorized for issuance under the ICP and approximately 2 million shares of common stock have been authorized for issuance under the SIP after April 2, 2007, the date the SIP was assumed following the IntraLase acquisition.

Share-Based Compensation Expense

Total share-based compensation expense included in the unaudited consolidated statements of operations for the three months ended March 28, 2008 and March 30, 2007 was as follows (in thousands):

	Three Months Ended March 28, 2008	Three Months Ended March 30, 2007
Cost of sales	$458	$581

Operating Expenses -
Research and development	728	590
Selling, general and administrative	3,920	3,575
Restructuring charges	116	—

	4,764	4,165

Pre-tax expense	5,222	4,746
Income tax benefit	(1,747)	(1,474)

Share-based compensation expense, net of tax	$3,475	$3,272

Approximately $0.1 million of pre-tax share-based compensation expense was included in restructuring charges in the unaudited consolidated statements of operations for the three months ended March 28, 2008 due to acceleration of vesting.

Stock Options

Stock options granted to employees are exercisable at a price equal to the fair market value of the common stock on the date of the grant and generally vest at a rate of 25% per year beginning twelve months after the date of grant. Grants under these plans expire ten years from the date of grant.

The Company issues new shares to satisfy option exercises.

The following is a summary of stock option activity (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	7,518	$27.95
Granted	21	22.83
Exercised	(134)	9.90
Forfeitures, cancellations and expirations	(103)	37.96

Outstanding at March 28, 2008	7,302	$28.14

Vested and expected to vest at March 28, 2008	7,058	$27.71

Exercisable at March 28, 2008	5,092	$22.83

Note 8: Other Comprehensive Income

The following table summarizes the components of comprehensive income (in thousands):

	Three Months Ended
	March 28, 2008			March 30, 2007
	Before- tax amount	Income tax	Net-of-tax amount	Before- tax amount	Income Tax	Net-of-tax amount
Foreign currency translation adjustments	$43,821	$—	$43,821	$(2,267)	$—	$(2,267)
Net earnings			6,930			12,109

Total comprehensive income			$50,751			$9,842

Note 9: Business Segment Information

The operating segments are segments for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

The Company’s reportable segments reflect the way it currently manages its business. These reportable segments are represented by three business units: cataract, refractive and eye care. The cataract business sells monofocal intraocular lenses (“monofocal IOLs”), phacoemulsification systems, viscoelastics and related products used in ocular surgery. The refractive business sells wavefront diagnostic devices, femtosecond lasers and associated patient interface devices, excimer laser systems and treatment cards, and refractive implants. The eye care business sells disinfecting solutions, enzymatic cleaners, lens rewetting drops and artificial tears. Effective January 1, 2008, net sales of refractive implant products and the related impact on operating income are reported in the refractive business segment. Prior to 2008, refractive implant products were included in the cataract business segment. Accordingly, net sales and the impact on operating income attributable to refractive implant products in the three months ended March 30, 2007 have been reclassified from the cataract to refractive business segments to conform to the new presentation.

The Company evaluates segment performance based on operating income, excluding certain costs such as business repositioning and restructuring costs, acquisition-related costs and stock-based compensation expense. Research and development costs, manufacturing operations and related variances, inventory provision/repricing costs and supply chain costs are managed on a global basis and are considered corporate costs. The Company presents segment information which management believes is determined in accordance with measurement principles that are consistent with those used in the corresponding amounts in the consolidated financial statements. Because operating segments are generally defined by the products each segment manufactures and sells, they do not generally make sales to each other. Depreciation and amortization related to the manufacturing of goods, excluding amortization of intangible assets, is included in the operating income of the Company’s reportable segments. The Company does not discretely allocate assets to its operating segments, nor does the Company’s chief operating decision maker evaluate operating segments using discrete asset information.

Business Segments

	Net Sales		Operating Income (Loss)
	Three Months Ended		Three Months Ended
(In thousands)	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Operating segments:
Cataract	$124,299	$114,892	$63,777	$58,867
Refractive	120,450	77,472	74,616	48,699
Eye Care	58,987	59,309	20,550	21,616

Total segments	303,736	251,673	158,943	129,182
Global operations	—	—	(43,385)	(38,183)
Research and development	—	—	(19,906)	(19,164)
In-process research and development	—	—	—	(1,580)
Restructuring charges	—	—	(11,936)	—
General corporate	—	—	(54,348)	(43,011)

Total	$303,736	$251,673	$29,368	$27,244

Geographic Area Information

	Net Sales
	Three Months Ended
(In thousands)	March 28, 2008	March 30, 2007
United States:
Cataract	$34,375	$33,456
Refractive	74,861	59,057
Eye Care	15,042	17,211

Total United States	124,278	109,724
Americas, excluding United States:
Cataract	9,630	8,459
Refractive	5,434	2,890
Eye Care	1,708	2,804

Total Americas, excluding United States	16,772	14,153
Europe/Africa/Middle East:
Cataract	53,502	48,833
Refractive	20,112	8,939
Eye Care	19,060	20,024

Total Europe/Africa/Middle East	92,674	77,796
Japan:
Cataract	15,717	13,284
Refractive	11,252	1,551
Eye Care	15,765	13,689

Total Japan	42,734	28,524
Asia Pacific:
Cataract	11,075	10,860
Refractive	8,791	5,035
Eye Care	7,412	5,581

Total Asia Pacific	27,278	21,476

Total	$303,736	$251,673

The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 40.9% and 43.6% of total net sales for the three months ended March 28, 2008 and March 30, 2007, respectively. Additionally, sales in Japan represented 14.1% and 11.3% of total net sales for the three months ended March 28, 2008 and March 30, 2007, respectively. No other country, or single customer, generated over 10% of total net sales in the periods presented.

Note 10: Commitments and Contingencies

Product Recall

In May 2007, the Company initiated a global recall of the Complete MoisturePlus multipurpose formulation (the “2007 Recall”) after being informed by the U.S. Food and Drug Administration of an association with acanthamoeba keratitis. The 2007 Recall resulted in the following charges during the year ended December 31, 2007: a provision for sales returns of $41.5 million and charges totaling $67.5 million, which comprised $37.5 million in costs of goods sold for impairment of inventory and distribution costs, $29.7 million in selling, general and administrative costs associated with public relations, communication, investigation, processing and handling of distributor and end-customer reimbursements and $0.3 million in research and development costs. As of March 28, 2008, the Company had approximately $4.2 million in accrued liabilities and $2.8 million in accrued sales returns associated with the 2007 Recall.

Management continues to review its estimates of the overall recall costs, which could result in additional charges in the future.

On August 24, 2007 and September 13, 2007, two purported class action complaints were filed by Scott Kairalla and Barry Galison (the “Galison case”), respectively, in the U.S. District Court of the Central District of California on behalf of purchasers of our securities between January 4 and May 25, 2007. The Galison case was dismissed without prejudice on November 20, 2007. An amended consolidated complaint was filed on January 18, 2008 (the “Consolidated Complaint”). The Consolidated Complaint alleges claims under the Securities Exchange Act of 1934 against the Company and certain of its officers and directors. The Consolidated Complaint alleges that the Company made material misrepresentations concerning the Company’s Complete MoisturePlus product. The Company does not believe that the Consolidated Complaint has merit and intends to defend itself vigorously. The Company may incur substantial expenses in defending against the allegations. In the event of a determination adverse to the Company or its officers and directors, the Company may incur substantial monetary liability, which could have a material adverse effect on its financial position, results of operations or cash flows.

As of March 28, 2008, the Company has been served or is aware that it has been named as a defendant in approximately 97 product liability lawsuits pending in various state and federal courts within the U.S. as well as certain jurisdictions outside the U.S. in relation to the 2007 Recall. These suits involve allegations of personal injury to 119 consumers. Of these 97 cases, 83 have been filed in various U.S. courts, 11 in Canada and three in jurisdictions outside North America. None of the U.S. personal injury actions have been filed as purported class actions; however, eight of the Canadian personal injury matters seek class action status. In addition to personal injury suits, three U.S. and four Canadian matters have been filed as purported class actions by uninjured consumers seeking reimbursement for discarded product pursuant to various consumer protection statutes.

These cases involve complex medical and scientific issues relating to both liability and damages and are currently at a very early stage. Moreover, most of the plaintiffs seek unspecified damages. Because of this, and because these types of suits are inherently unpredictable, the Company is unable at this time to predict the outcome of these matters. The Company intends to vigorously defend itself in these matters; however, the Company could in future periods enter into settlements or incur judgments that, individually or in the aggregate, could have a material adverse impact on its financial condition or results of operations in any such period.

While the Company is involved from time to time in litigation arising in the ordinary course of business, including product liability claims, the Company is not currently aware of any other actions against it or Allergan, Inc. (“Allergan”) relating to the optical medical device business that it believes would have a material adverse effect on its business, financial condition, results of operations or cash flows. The Company may be subject to future litigation and infringement claims, which could cause it to incur significant expenses or prevent it from selling its products. The Company operates in an industry susceptible to significant product liability claims. Product liability claims may be asserted against it in the future arising out of the 2007 Recall and/or events not known to it at the present time. Under the terms of the contribution and distribution agreement affecting the Company’s spin-off from Allergan. Allergan agreed to assume responsibility for, and to indemnify it against, all current and future litigation relating to its retained businesses and the Company agreed to assume responsibility for, and to indemnify Allergan against, all current and future litigation related to the optical medical device business.

Note 11: Pension Benefit Plans

The Company sponsors defined benefit pension plans in Japan and in certain European countries. Components of net periodic benefit cost under these plans were (in thousands):

	Three Months Ended
	March 28, 2008	March 30, 2007
Service cost	$546	$551
Interest cost	209	174
Expected return on plan assets	(84)	(80)
Amortization of prior service cost	12	11
Amortization of net actuarial (gain) loss	(6)	26

Net periodic benefit cost	$677	$682

ADVANCED MEDICAL OPTICS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended March 28, 2008

The following discussion and analysis presents the factors that had a material effect on AMO’s cash flows and results of operations during the three months ended March 28, 2008, and the Company’s financial position at that date. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Certain Factors and Trends Affecting AMO and Its Businesses.” The following discussion should be read in conjunction with the 2007 Form 10-K and the unaudited consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

OVERVIEW

We are a global leader in the development, manufacture and marketing of medical devices for the eye. AMO is focused on providing the full range of advanced refractive technologies and support to help eye care professionals deliver optimal vision and lifestyle experiences to patients of all ages. Our reportable segments are represented by our three business units: cataract, refractive and eye care. Our cataract business sells monofocal intraocular lenses (“monofocal IOLs”), phacoemulsification systems, viscoelastics and related products used in ocular surgery. Our refractive business sells wavefront diagnostic devices, femtosecond lasers and associated patient interface devices, excimer laser systems and treatment cards, and refractive implants. Our eye care business sells disinfecting solutions, enzymatic cleaners, lens rewetting drops and artificial tears.

We have operations in approximately 24 countries and sell our products in approximately 60 countries within the following four region structure:

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

As a continuation of our commitment to further enhance our global competitiveness, operating leverage and cash flow, our Board of Directors on February 12, 2008 approved an additional plan to reduce our fixed costs. The additional plan includes a net workforce reduction of approximately 150 positions, or about 4% of our global workforce. In addition, we plan to consolidate certain operations, including the relocation of all non-manufacturing related activities at the Irvine Plant, to improve our overall facility utilization.

These plans include workforce reductions and transfers, outplacement assistance, relocation of certain employees, facilities-related costs, and accelerated amortization of certain long-lived assets and termination of redundant supplier contracts. These plans will also result in start-up costs such as expenses for moving, incremental travel, recruiting and duplicate personnel associated with hiring staff during ramp-up, as well as incremental costs associated with capacity underutilization of the Milpitas Plant during the ramp-up period.

We currently expect to complete these activities in 2008 and estimate the total pre-tax charges resulting from these plans to be in the range of $36 million to $43 million, substantially all of which are expected to be cash expenditures. In the three months ended March 28, 2008, we incurred $11.9 million of pre-tax charges which comprised severance, retention bonuses and other one-time termination benefits of $11.3 million and facilities related costs of $0.6 million. Cumulative charges from plan inception through March 28, 2008 were $12.3 million. Expected annualized cost savings from these restructuring actions are expected to range from $12 million to $16 million. Actual cost savings could be significantly different from the estimated range if any unforeseen events or changes occur.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Actual results could differ from those estimates. Certain of these significant accounting policies are considered to be critical accounting policies as more fully described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Management believes that at March 28, 2008 there has been no material change to this information.

RESULTS OF OPERATIONS

The following table presents net sales and operating income by operating segment for the three months ended March 28, 2008 and March 30, 2007, respectively:

	Net Sales		Operating Income
	Three Months Ended		Three Months Ended
(In thousands)	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Cataract	$124,299	$114,892	$63,777	$58,867
Refractive	120,450	77,472	74,616	48,699
Eye Care	58,987	59,309	20,550	21,616

Total operating segments	$303,736	$251,673	$158,943	$129,182

Net sales. Total net sales increased 20.7% in the three months ended March 28, 2008, compared to the same period last year. The increase in net sales in the three months ended March 28, 2008 resulted from higher net sales in our Cataract and Refractive operating segments, which also reflected an overall favorable foreign currency impact of 6.5%. Our sales and earnings may be impacted during times of a strengthening or weakening U.S. dollar. Total net sales in the U.S. and Japan represented 40.9% and 14.1%, respectively, of total net sales in the three months ended March 28, 2008. No other country, or single customer, generated over 10% of total net sales in the periods presented.

Net sales from our Cataract business increased by 8.2% in the three months ended March 28, 2008, compared with the same period last year. The increase in net sales was the result of favorable foreign currency impacts, largely due to fluctuations of the euro and yen versus the U.S. dollar. Monofocal IOL sales increased by 3.7%, to $65.5 million, reflecting continued strong growth of the Tecnis IOL franchise, offset by declining sales of older generation IOLs. Net sales from viscoelastics and phacoemulsification systems were up by 14.9% to $54.8 million in the three months ended March 28, 2008, compared with the same period last year due to our new WhiteStar Signature phacoemulsification system and growth in surgical pack sales. Our growth in phacoemulsification system placements also contributed to increased usage of our viscoelastic products. Net sales growth in the overall Cataract business in the United States of 2.7% in the three months ended March 28, 2008 was primarily due to phacoemulsification systems and viscoelastics. Sales in the Other Americas increased by 13.8% in the three months ended March 28, 2008 largely due to continued strong IOL sales driven by our proprietary Tecnis aspheric monofocal IOL. Sales in Europe/Africa/Middle East increased by 9.6% in the three months ended March 28, 2008 primarily due to continued strong sales of our Tecnis monofocal IOLs. Sales in Japan increased by 18.3% in the three months ended March 28, 2008, largely due to phacoemulsification systems and viscoelastics. Sales in Asia Pacific in the three months ended March 28, 2008 were about flat with the same period last year.

Net sales from our Refractive business increased by 55.5% to $120.5 million in the three months ended March 28, 2008, compared with the same period last year. The increase primarily reflects the addition of $52.0 million in sales in the current quarter from last year’s acquisition of IntraLase, partially offset by a $1.9 million decline in sales of refractive implants and a decline in excimer procedure revenues associated with economic weakness affecting United States excimer procedure volumes, which were down about 10%. We expect U.S. procedure volumes to continue to be impacted throughout 2008. An acceleration of this decline in the U.S. or globally would have a material adverse impact on our revenue and financial condition. Net sales in the Refractive business overall increased by $15.8 million in the United States, $2.5 million in the Other Americas, $11.2 million in Europe/Africa/Middle East, $9.7 million in Japan and $3.8 million in Asia Pacific, primarily as a result of the acquisition of IntraLase. Net sales in our Refractive business reflect a favorable foreign currency impact of 2.8% in the three months ended March 28, 2008, largely from fluctuations of the euro versus the U.S. dollar.

Net sales from our Eye Care business in the three months ended March 28, 2008 were about flat compared with the same period last year. The decrease in net sales of our multipurpose solutions, reflecting recall-related impacts, was offset by increased sales of hydrogen peroxide-based products, principally in Europe and Japan, and increased sales of other eye care products due in part to the launch of our new artificial tears product. Net sales decreased by 12.6% in the United States and 39.1% in the Other Americas largely due to the decline in sales of multipurpose solutions related to the 2007 Recall. Net sales in Asia Pacific and Japan increased by 32.8% and 15.2%, respectively, primarily due to sales of hydrogen peroxide-based products. Net sales in Europe/Africa/Middle East decreased by 4.8% due to recall-related impacts on multipurpose solutions, offset by increased demand for hydrogen peroxide-based products. Net sales in our Eye Care business included a favorable foreign currency impact of 7.8% in the three months ended March 28, 2008, largely resulting from fluctuations of the euro and yen versus the U.S. dollar.

Gross margin and gross profit. Our gross margin percentage was 61.9% in the three months ended March 28, 2008, compared with 62.6% in the same period last year. Gross profit for the three months ended March 28, 2008 reflects the combined effects of the IntraLase acquisition and other unfavorable sales mix shifts. Specifically, the revenue introduced by the addition of IntraLase products into our profile resulted in an unfavorable revenue mix shift where the impact of lower margin equipment sales and service business buildout more than offset the positive margin impact of the newly added IntraLase procedures. Also, we continue to feel the margin effects of the multipurpose solution recall. Gross profit for the three months ended March 30, 2007 included a $2.3 million negative impact from the product recall in November 2006 and a $4.7 million charge to discontinue the Amadeus microkeratome distributor agreement.

Selling, general and administrative. Selling, general and administrative expenses decreased as a percent of net sales by 1.7 percentage points to 41.8% in the three months ended March 28, 2008, compared with 43.5% in the three months ended March 30, 2007. Selling, general and administrative expenses for the three months ended March 28, 2008 reflect the addition of operating expenses from the IntraLase acquisition. Amortization expense associated with acquisition-related intangible assets was $17.1 million and $9.9 million in the three months ended March 28, 2008 and March 30, 2007, respectively. Selling, general and administrative expenses for the three months ended March 30, 2007 included $2.1 million in recall-related expenses.

Research and development. Research and development expenditures decreased as a percent of net sales by 1.0 percentage point to 6.6% in the three months ended March 28, 2008, compared with 7.6% in the three months ended March 30, 2007. Total research and development expenses increased by 3.9% to $19.9 million in the three months ended March 28, 2008, which primarily reflects incremental expenses from the IntraLase acquisition. We recognized an impairment charge of $1.0 million in the first quarter of 2007 in connection with a research and development licensing arrangement. Our research and development strategy is to develop proprietary products for vision correction that are safe and effective and address unmet needs. We are currently focusing on new advancements that will build on our Tecnis, Healon and phacoemulsification technologies, corneal and lens-based solutions to presbyopia, projects from the acquisitions of WaveFront Sciences, Inc. (“WFSI”) and IntraLase, and additional dry eye products.

In-process research and development. In the three months ended March 30, 2007, we recorded a $1.6 million in-process research and development (“IPR&D”) charge from the WFSI acquisition. This charge represented the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use.

Restructuring charges. In the three months ended March 28, 2008, we incurred $11.9 million of pre-tax charges which comprised severance, retention bonuses and other one-time termination benefits of $11.3 million and facilities related costs of $0.6 million.

Operating Income. Operating income as a percentage of net sales, or operating margin, was 9.7% in the three months ended March 28, 2008, compared to 10.8% in the same period last year. Operating income of $29.4 million in the three months ended March 28, 2008 includes charges of $11.9 million for restructuring actions, $5.1 million in share-based compensation expense under SFAS 123R, and $28.0 million in depreciation and amortization, of which $17.1 million was for acquisition-related intangible asset amortization. Operating income of $27.2 million in the three months ended March 30, 2007 includes charges of $4.2 million in share-based compensation expense under SFAS 123R, $4.7 million related to the discontinuation of a distributor contract, $1.0 million impairment related to a R&D licensing agreement, a $4.4 million impact from the product recall in November 2006, $1.6 million for IPR&D related to the WFSI acquisition and $17.1 million in depreciation and amortization, of which $9.9 million was for acquisition-related intangible asset amortization.

Operating income from our Cataract business increased by $4.9 million in the three months ended March 28, 2008 due to the increase in net sales of IOL products discussed above. Operating income from our Refractive business increased by $25.9 million in the three months ended March 28, 2008 primarily due to the impact of the IntraLase acquisition. Operating income from our Eye Care business decreased by $1.1 million in the three months ended March 28, 2008 as net sales were about flat compared with the same period last year and we saw an increase in marketing costs associated with the launch of our new artificial tears product in the current period.

Non-operating expense (income). Interest expense was $20.2 million in the three months ended March 28, 2008, compared with $6.2 million in the three months ended March 30, 2007. The increase was due to the issuance of more than $700 million in debt in April 2007 in connection with the IntraLase acquisition. We recorded an unrealized loss on derivative instruments of $2.1 million and $0.4 million in the three months ended March 28, 2008 and March 30, 2007, respectively. We record as “unrealized (gain) loss on derivative instruments” the mark-to-market adjustments on the outstanding foreign currency options and forward contracts which we enter into as part of our overall risk management strategy to reduce the volatility of expected earnings in currencies other than the

U.S. dollar. The losses in the first three months of 2008 and 2007 were largely attributable to euro and Japanese yen instruments. During the three months ended March 28, 2008, we recognized a gain of $3.3 million in connection with the sale of our investment in SIS AG, Surgical Instruments Systems.

Income taxes. We recorded a provision for income taxes of $4.2 million in the three months ended March 28, 2008 resulting in an effective tax rate of approximately 38% for the current period. The results for the quarter included $3.3 million of gain on the sale of our investment in SIS AG, Surgical Instruments Systems, for which a net tax provision of $0.3 million was recorded, and an increase in interest expense for uncertain tax positions in the amount of $0.7 million. Also, the effective tax rate reflected a benefit from stock-based compensation expense currently being recognized under SFAS 123R at an estimated effective rate of approximately 34%. A provision with an estimated effective rate of 38% was recorded on all other pre-tax income.

The effective tax rate for the three months ended March 30, 2007 was 37.8%. The results for the quarter included $1.6 million of IPR&D charges related to the purchase of WFSI and a $1.0 million write-off associated with a research and development agreement for which no tax benefits were recorded. In addition, the effective tax rate reflected a benefit from stock-based compensation expense currently being recognized under SFAS 123R at an estimated effective rate of approximately 31.1%. A provision with an estimated effective rate of 33.0% was recorded on all other pre-tax income.

Our future effective income tax rate may vary depending on our mix of domestic and international taxable income or loss and the various tax and treasury methodologies that we implement, including our policy regarding repatriation of future accumulated foreign earnings.

The unrecognized tax benefits of $46.4 million at December 31, 2007 and the net amount of unrecognized tax benefits of $29.4 million that, if recognized, would favorably affect the effective tax rate, have not changed materially during the quarter ended March 28, 2008. Accrued penalties and interest of $2.4 million (net of a tax benefit of $1.3 million) at December 31, 2007, which increased to $3.3 million (net of a tax benefit of $1.7 million) at March 28, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms. As of March 28, 2008, we had cash and equivalents of $32.0 million.

Historically, we have generated cash from operations in excess of working capital requirements, and we expect to do so in the future. Net cash provided by operating activities was $2.4 million in the three months ended March 28, 2008 compared to cash provided by operating activities of $24.8 million in the three months ended March 30, 2007. Cash provided by operating activities in the current quarter was impacted by the cash outlay for restructuring actions, timing of accounts receivable collections, rate of inventory turnover, the buildup of bridging inventories to support our manufacturing move and the payment of current liabilities.

Net cash used in investing activities was $10.0 million and $23.6 million in the three months ended March 28, 2008 and March 30, 2007, respectively. Expenditures for property, plant and equipment totaled $9.0 million and $7.2 million in the three months ended March 28, 2008 and March 30, 2007, respectively. Expenditures in the three months ended March 28, 2008 primarily comprised expenditures associated with the new Milpitas Plant and continuation of upgrades and expansion of our Eye Care manufacturing facility in China. Expenditures in the three months ended March 30, 2007 primarily comprised expenditures to upgrade and expand our Eye Care manufacturing facility in China and continuation of upgrades to our manufacturing facilities in Puerto Rico and Uppsala, Sweden. Expenditures for demonstration (demo) and bundled equipment, primarily phacoemulsification and microkeratome surgical equipment, were $4.2 million and $1.9 million in the three months ended March 28, 2008 and March 30, 2007, respectively. We maintain demo and bundled equipment to facilitate future sales of similar equipment and related products to our customers. Expenditures in the three months ended March 30, 2007 also included $13.5 million for the acquisition of WFSI. We capitalize internal-use software cost after technical feasibility has been established. In 2008, we expect to invest approximately $45.0 million to $55.0 million in property, plant and equipment, demo and bundled equipment, and capitalized software as part of the overall expansion of our business, including the incremental impact from the IntraLase acquisition capital spending.

Net cash provided by financing activities was $13.0 million in the three months ended March 28, 2008. We received proceeds of $11.7 million from net short-term borrowings and $1.4 million from the sale of stock to employees. Net cash provided by financing activities was $7.1 million in the three months ended March 28, 2007. We received proceeds of $6.0 million from the sale of stock to employees and $1.1 million excess tax benefits from share-based compensation.

As of March 28, 2008, the revolving line of credit included outstanding cash borrowings of approximately $71.7 million and commitments to support letters of credit totaling $8.8 million issued on our behalf for normal operating purposes which resulted in an available balance of $219.5 million.

Borrowings under the Credit Facility, if any, bear interest at current market rates plus a margin based upon our ratio of debt to EBITDA, as defined. The incremental interest margin on borrowings under the Credit Facility decreases as our ratio of debt to EBITDA decreases to specified levels. During the first quarter of 2008, this interest margin was 1.75% over the applicable LIBOR rate. Additionally, we can borrow at the prevailing prime rate of interest plus an interest margin of 0.75%. The average annual rate of interest during the first quarter of 2008, inclusive of incremental margin, was 5.87% and 6.51% for the revolving credit facility and term loan, respectively. Under the Credit Facility, certain transactions may trigger mandatory prepayment of borrowings, if any. Such transactions may include equity or debt offerings, certain asset sales and extraordinary receipts. We pay a quarterly fee (1.95% per annum at March 28, 2008) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.50% per annum at March 28, 2008) on the average unused portion of the revolving credit facility. In addition, we make mandatory quarterly amortization payments (1.0% per annum at March 28, 2008) on the outstanding balance of the term loan. The revolver component of the Credit Facility provides that we maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios. Certain covenants under the revolving credit facility may limit the incurrence of additional indebtedness. Our revolving credit facility prohibits dividend payments by us. On October 5, 2007, as a result of the 2007 Recall, we amended the Credit Facility. The amendment changed the Maximum Consolidated Total Leverage Ratio for certain quarterly periods. Additionally, for purposes of calculating this ratio as well as the Minimum Consolidated Interest Coverage Ratio, we were permitted to exclude certain recall costs and related impacts. We were in compliance with these covenants at March 28, 2008. The Credit Facility is collateralized by a first priority perfected lien on, and pledge of, all of our combined present and future property and assets (subject to certain exclusions), 100% of the stock of the domestic subsidiaries, 66% of the stock of foreign subsidiaries and all present and future intercompany debts.

Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from some of our non-U.S. subsidiaries may result in additional tax costs. However, these cash balances are generally available without legal restriction to fund ordinary business operations.

We believe that the net cash provided by our operating activities, supplemented as necessary with borrowings available under our revolving credit facility and existing cash and equivalents, will provide sufficient resources to fund the expected 2008 capital expenditures, and to meet our working capital requirements, debt service and other cash needs over the next year.

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

Foreign currency fluctuations. Approximately 59% of our revenues for the three months ended March 28, 2008 were derived from operations outside the United States and a significant portion of our cost structure is denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

The impact of foreign currency fluctuations on sales resulted in an increase of $16.3 million for the three months ended March 28, 2008. These fluctuations were due primarily to the fluctuations of the Japanese yen and the euro versus the U.S. dollar. The impact of foreign currency fluctuations on sales resulted in an increase of $6.0 million for the three months ended March 30, 2007. These fluctuations were due primarily to fluctuations of the Japanese yen and the euro versus the U.S. dollar.

Contractual obligations. We have contractual obligations for long-term debt, interest on long-term debt, operating lease obligations, service contracts and other purchase obligations that were summarized in a table of Contractual Obligations in our

Annual Report on Form 10-K for the year ended December 31, 2007. Since December 31, 2007, there have been no material changes to the table of Contractual Obligations of the Company, outside of the ordinary course of business.

Off-balance sheet arrangements. We had no off-balance sheet arrangements at March 28, 2008 as defined in Regulation S-K Item 303(a)(4).

Recent Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles, and expands disclosure requirements regarding fair value measurements. Although SFAS No. 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. Where applicable, SFAS No. 157 simplifies and codifies fair value related guidance previously issued within GAAP. We have adopted FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), issued February 2008, and as a result we applied the provisions of SFAS No. 157 that are applicable as of January 1, 2008, which had no material effect on our consolidated financial statements. FSP 157-2 delays the effective date of SFAS No. 157 for certain non-financial assets and non-financial liabilities until January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We have adopted SFAS No. 159 on January 1, 2008, which did not have an impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141R”), and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. We will be required to adopt SFAS No. 141R and SFAS No. 160 on or after December 15, 2008. We have not yet determined the effect, if any, that the adoption of SFAS No. 141R and SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No, 161 is effective for us beginning January 1, 2009. We are evaluating the impact of this new standard and currently do not anticipate a material impact on our financial statements as a result of the implementation of SFAS No. 161.

Certain Factors and Trends Affecting AMO and Its Businesses

Our disclosure and analysis in this report contain forward-looking information about our company’s financial results and estimates, business prospects and future products that involve substantial risks and uncertainties. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, product approvals or approved indications, reimbursement rates, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, and the outcome of contingencies, such as legal proceedings, financial results, and the expected results and benefits of our strategic initiatives and restructuring activities. Among the factors that could cause actual results to differ materially are the following:

•	risks associated with the timing, costs and expected benefits of our restructuring activities;

•	uncertainties associated with the research and development and regulatory processes;

•	our ability to make and successfully integrate acquisitions or enter into strategic alliances;

•	exposure to risks associated with doing business outside of the United States, where we conduct a significant amount of our sales and operations;

•	foreign currency risks and fluctuation in interest rates;

•	our ability to introduce new commercially successful products in a timely and effective manner;

•	our ability to maintain a sufficient and timely supply of products we manufacture;

•	our reliance on sole source suppliers for raw materials and other products, and single sites of manufacturing;

•	intense competition from companies with substantially more resources and a greater marketing scale;

•	risks and expenses associated with our ability to protect our intellectual property rights;

•	risks and expenses associated with intellectual property litigation and infringement claims;

•	unexpected losses due to product liability claims, product recalls or corrections, or other litigation;

•	risks associated with our ability to regain market share in the multipurpose solution segment following our 2006 and 2007 recalls;

•	our ability to maintain our relationships with health care providers;

•	concentration of revenue with corporate LASIK chains;

•

risks, uncertainties and delays associated with extensive government regulation of our business, including risks associated with regulatory compliance, quality systems standards, complaint-handling, reimbursement and regulation of relationships with health care providers;

•	our ability to attract, hire and retain qualified personnel;

•	risks associated with indemnification obligations and potential tax liabilities associated with our spin-off from Allergan;

•	our significant debt, which contains covenants limiting our business activities;

•	changes in market acceptance of laser vision correction;

•	the possibility of long-term side effects and adverse publicity regarding laser correction surgery; and

•	the effect of weak or uncertain general economic conditions on the ability of individuals to afford refractive procedures.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the 2007 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1A of the Form 10-K under the heading “Risk Factors.” We incorporate that section of that Form 10-K in this filing and encourage investors to refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Interest rate risk. At March 28, 2008, our debt comprises domestic borrowings of $1.1 billion of fixed rate debt and $518.3 million of variable rate debt. If the interest rates on our variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $5.2 million based on the amount of outstanding variable rate debt at March 28, 2008.

The tables below present information about our debt obligations as of March 28, 2008 and December 31, 2007:

March 28, 2008

	Maturing in							Fair Market Value
	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$246,105	$246,105	$230,970
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$105,000	$105,000	$84,242
Weighted Average Interest Rate	—	—	—	—	—	1.375%	1.375%
Fixed Rate	$—	$—	$—	$—	$—	$500,000	$500,000	$361,810
Weighted Average Interest Rate	—	—	—	—	—	3.25%	3.25%
Fixed Rate	$—	$—	$—	$—	$—	$250,000	$250,000	$216,250
Weighted Average Interest Rate	—	—	—	—	—	7.50%	7.50%
Variable Rate	$71,700	$—	$—	$—	$—	$—	$71,700	$71,700
Weighted Average Interest Rate	5.00%	—	—	—	—	—	5.00%
Variable Rate	$4,500	$4,500	$4,500	$4,500	$4,500	$424,125	$446,625	$446,625
Weighted Average Interest Rate	5.00%	5.50%	5.50%	5.50%	5.75%	5.75%	5.50%
Total Debt Obligations	$76,200	$4,500	$4,500	$4,500	$4,500	$1,525,230	$1,619,430	$1,411,597
Weighted Average Interest Rate	5.00%	5.50%	5.50%	5.50%	5.75%	4.39%	4.37%

December 31, 2007

	Maturing in
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Market Value
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$246,105	$246,105	$226,038
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$105,000	$105,000	$92,400
Weighted Average Interest Rate	—	—	—	—	—	1.375%	1.375%
Fixed Rate	$—	$—	$—	$—	$—	$500,000	$500,000	$400,425
Weighted Average Interest Rate	—	—	—	—	—	3.25%	3.25%
Fixed Rate	$—	$—	$—	$—	$—	$250,000	$250,000	$230,000
Weighted Average Interest Rate	—	—	—	—	—	7.50%	7.50%
Variable Rate	$60,000	$—	$—	$—	$—	$—	$60,000	$60,000
Weighted Average Interest Rate	5.00%	—	—	—	—	—	5.00%
Variable Rate	$4,500	$4,500	$4,500	$4,500	$4,500	$424,125	$446,625	$446,625
Weighted Average Interest Rate	5.00%	5.25%	5.50%	5.50%	5.75%	5.75%	5.50%
Total Debt Obligations	$64,500	$4,500	$4,500	$4,500	$4,500	$1,525,230	$1,607,730	$1,455,488
Weighted Average Interest Rate	5.00%	5.25%	5.50%	5.50%	5.75%	4.39%	4.36%

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

We use foreign currency option contracts, which provide for the sale of foreign currencies to offset foreign currency exposures expected to arise in the normal course of our business. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. The principal currencies subject to this process are the Japanese yen and the euro. The foreign exchange forward contracts are entered into to protect the value of foreign currency denominated monetary assets and liabilities and the changes in the fair value of the foreign currency forward contracts were economically designed to offset the changes in the revaluation of the foreign currency denominated monetary assets and liabilities. These forward contracts are denominated in currencies which represent material exposures. The changes in the fair value of foreign currency option and forward contracts are recorded through earnings as “Unrealized (gain) loss on derivative instruments,” while any realized gains or losses on expired contracts are recorded through earnings as “Other, net” in the accompanying unaudited consolidated statements of operations. Any premium cost of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized over the life of the options.

The following table provides information about our foreign currency derivative financial instruments outstanding as of March 28, 2008 and December 31, 2007, respectively. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	March 28, 2008		December 31, 2007
	Notional Amount	Average Contract or Strike Rate	Notional Amount	Average Contract or Strike Rate
	(in $millions)		(in $millions)
Foreign currency forward contracts:
Pay US$/Receive Foreign Currency:
U.K. Pound	$9.9	0.50	$17.9	0.50
Danish Krone	1.5	4.74	1.4	5.11
Swiss Franc	3.0	1.00	4.4	1.13
Norwegian Krone	0.8	5.12	0.8	5.44
Receive US$/Pay Foreign Currency:
Swedish Krona	11.7	5.96	24.9	6.42
Canadian Dollar	2.0	1.02	9.1	0.99
Australia Dollar	—	—	3.5	1.14
Japanese Yen	7.1	98.97	16.8	112.90

Total Notional	$36.0		$78.8

Estimated Fair Value	$—		$(0.2)

Foreign currency purchased put options:
Japanese Yen	$16.9	118.00	$35.8	119.02
Euro	30.6	1.33	46.0	1.32
Foreign currency sold call options:
Japanese Yen	17.8	111.85	29.3	114.97
Euro	30.6	1.33	46.0	1.32

Total Notional	$95.9		$157.1

Estimated Fair Value	$(7.5)		$(6.1)

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of March 28, 2008 and December 31, 2007, respectively. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective. In addition, our management evaluated our internal control over financial reporting and there have been no changes during the most recent fiscal quarter ended March 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On August 24, 2007 and September 13, 2007, two purported class action complaints were filed by Scott Kairalla and Barry Galison (the “Galison case”), respectively, in the U.S. District Court of the Central District of California on behalf of purchasers of our securities between January 4 and May 25, 2007. The Galison case was dismissed without prejudice on November 20, 2007. An amended consolidated complaint was filed on January 18, 2008 (“Consolidated Complaint”). The Consolidated Complaint alleges claims under the Securities Exchange Act of 1934 against us and certain of our officers and directors. The Consolidated Complaint alleges that we made material misrepresentations concerning our Complete MoisturePlus product. We do not believe that the Consolidated Complaint has merit and intend to defend ourselves vigorously. We may incur substantial expenses in defending against the allegations. In the event of a determination adverse to us or our officers and directors, we may incur substantial monetary liability, which could have a material adverse effect on our financial position, results of operations or cash flows.

As of March 28, 2008, we have been served or are aware that we have been named as a defendant in approximately 97 product liability lawsuits pending in various state and federal courts within the U.S. as well as certain jurisdictions outside the U.S. in relation to the May 25, 2007 recall of Complete MoisturePlus Multi-Purpose Solution. These suits involve allegations of personal injury to 119 consumers. Of these 97 cases, 83 have been filed in various U.S. courts, 11 in Canada and three in jurisdictions outside North America. None of the U.S. personal injury actions have been filed as purported class actions; however, eight of the Canadian personal injury matters seek class action status. In addition to personal injury suits, three U.S. and four Canadian matters have been filed as purported class actions by uninjured consumers seeking reimbursement for discarded product pursuant to various consumer protection statutes.

These cases involve complex medical and scientific issues relating to both liability and damages and are currently at a very early stage. Moreover, most of the plaintiffs seek unspecified damages. Because of this, and because these types of suits are inherently unpredictable, we are unable at this time to predict the outcome of these matters. We intend to vigorously defend ourselves in these matters; however, we could in future periods enter into settlements or incur judgments that, individually or in the aggregate, could have a material adverse impact on our financial condition or results of operations in any such period.

While we are involved from time to time in litigation arising in the ordinary course of business, including product liability claims, we are not currently aware of any other actions against us or Allergan, Inc. (“Allergan”) relating to the optical medical device business that we believe would have a material adverse effect on our business, financial condition, results of operations or cash flows. We may be subject to future litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products. We operate in an industry susceptible to significant product liability claims. Product liability claims may be asserted against us in the future arising out of the 2007 Recall and/or events not known to us at the present time. Under the terms of the contribution and distribution agreement affecting our spin-off from Allergan, Allergan agreed to assume responsibility for, and to indemnify us against, all current and future litigation relating to its retained businesses and we agreed to assume responsibility for, and to indemnify Allergan against, all current and future litigation related to the optical medical device business.

Item 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 to January 31, 2008	—	—	—	—
February 1, 2008 to February 29, 2008	947	$24.39	—	—
March 1, 2008 to March 28, 2008	1,035	$22.38	—	—
Total	1,982	$23.34	—	—

(1) Represents shares purchased from employees to pay taxes related to an employee benefit plan.

Item 6.	Exhibits

10.1	Agreement dated May 01, 2008 between Advanced Medical Optics, Inc., AMO Germany GmbH, AMO Switzerland GmbH, and Holger Heidrich, Ph.D., assigning and amending Dr. Heidrich’s June 28, 2002 Employment Agreement.

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Lambert pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James V. Mazzo and Michael J. Lambert pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2008

ADVANCED MEDICAL OPTICS, INC.

/s/ MICHAEL J. LAMBERT
Michael J. Lambert
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.1	Agreement dated May 01, 2008 between Advanced Medical Optics, Inc., AMO Germany GmbH, AMO Switzerland GmbH, and Holger Heidrich, Ph.D., assigning and amending Dr. Heidrich’s June 28, 2002 Employment Agreement.

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Lambert pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James V. Mazzo and Michael J. Lambert pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.