Form 10-Q
period 2008-06-27
ADVANCED MEDICAL OPTICS INC
filed 2008-08-06
CIK 1168335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 27, 2008

or

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

As of July 31, 2008, there were 61,256,264 shares of common stock outstanding.

ADVANCED MEDICAL OPTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 27, 2008

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements

Advanced Medical Optics, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net sales	$320,492	$261,397	$624,228	$513,070
Cost of sales	123,265	133,486	238,868	227,653

Gross profit	197,227	127,911	385,360	285,417
Selling, general and administrative	131,046	149,702	257,969	259,220
Research and development	19,412	20,680	39,318	39,844
Restructuring charges (Note 2)	9,149	—	21,085	—
Net gain on legal contingencies	(20,492)	—	(20,492)	—
In-process research and development	—	85,400	—	86,980

Operating income (loss)	58,112	(127,871)	87,480	(100,627)

Non-operating expense (income):
Interest expense	18,814	22,040	39,026	28,204
Unrealized (gain) loss on derivative instruments, net	(2,686)	(78)	(605)	305
Loss (gain) on investments	1,250	—	(2,068)	—
Other, net	5,320	1,521	4,535	2,737

	22,698	23,483	40,888	31,246

Earnings (loss) before income taxes	35,414	(151,354)	46,592	(131,873)
Provision for income taxes	13,457	15,440	17,705	22,812

Net earnings (loss)	$21,957	$(166,794)	$28,887	$(154,685)

Net earnings (loss) per share:
Basic	$0.36	$(2.78)	$0.48	$(2.59)
Diluted	$0.35	$(2.78)	$0.46	$(2.59)

Weighted average number of shares outstanding:
Basic	60,723	59,909	60,615	59,655
Diluted	62,587	59,909	62,410	59,655

See accompanying notes to unaudited consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	June 27, 2008	December 31, 2007
ASSETS
Current assets:
Cash and equivalents	$30,497	$34,525
Trade receivables, net	267,761	250,018
Inventories	180,660	160,267
Deferred income taxes	42,485	42,227
Income tax receivable	—	10,569
Other current assets	17,835	25,505

Total current assets	539,238	523,111
Property, plant and equipment, net	183,995	177,675
Deferred income taxes	14,838	14,111
Other assets	89,051	94,949
Intangible assets, net	623,940	649,369
Goodwill	1,312,445	1,289,121

Total assets	$2,763,507	$2,748,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$19,500	$64,500
Accounts payable	71,391	88,432
Accrued compensation	56,210	54,410
Other accrued expenses	112,958	128,833
Income taxes payable	6,361	—
Deferred income taxes	6,500	6,419

Total current liabilities	272,920	342,594
Long-term debt	1,542,105	1,543,230
Deferred income taxes	197,910	198,333
Other liabilities	67,146	65,443
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 240,000,000 shares authorized; 61,006,701 and 60,647,394 shares issued	610	606
Additional paid-in capital	1,468,859	1,451,961
Accumulated deficit	(894,582)	(923,469)
Accumulated other comprehensive income	108,883	69,726
Treasury stock, at cost (13,967 shares and 3,186 shares)	(344)	(88)

Total stockholders’ equity	683,426	598,736

Total liabilities and stockholders’ equity	$2,763,507	$2,748,336

See accompanying notes to unaudited consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 27, 2008	June 29, 2007
Cash flows from operating activities:
Net earnings (loss)	$28,887	$(154,685)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Amortization of debt issuance costs	2,785	3,605
Depreciation and amortization	57,270	43,561
Deferred income taxes	(3,998)	(3,081)
In-process research and development	—	86,980
(Gain) loss on investments and long-lived assets	(1,787)	1,845
Unrealized (gain) loss on derivatives	(604)	305
Share-based compensation	12,092	9,839
Changes in assets and liabilities (net of effect of businesses acquired):
Trade receivables, net	(9,362)	24,859
Inventories	(16,903)	12,222
Other current assets	6,300	8,201
Accounts payable	(18,309)	(2,781)
Accrued expenses and other liabilities	(16,821)	5,209
Income taxes	17,795	18,034
Other non-current assets and liabilities	2,843	(5,236)

Net cash provided by operating activities	60,188	48,877

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(737,500)
Additions to property, plant and equipment	(11,341)	(14,276)
Proceeds from sale of property, plant and equipment	575	71
Proceeds from sale of investment	3,318	—
Additions to software and other long-lived assets	(707)	(2,326)
Additions to demonstration and bundled equipment	(6,835)	(4,378)

Net cash used in investing activities	(14,990)	(758,409)

Cash flows from financing activities:
Repayments of short-term borrowings, net	(45,000)	29,500
Repayment of long-term debt	(1,125)	(1,125)
Payment of financing-related costs	(123)	(15,214)
Proceeds from issuance of long-term debt	—	695,500
Proceeds from issuance of common stock	4,810	16,897

Net cash (used in) provided by financing activities	(41,438)	725,558

Effect of exchange rates on cash and equivalents	(7,788)	(331)

Net (decrease) increase in cash and equivalents	(4,028)	15,695
Cash and equivalents at beginning of period	34,525	34,522

Cash and equivalents at end of period	$30,497	$50,217

See accompanying notes to unaudited consolidated financial statements.

Advanced Medical Optics, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting only of normal, recurring adjustments) for a fair statement of the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited consolidated financial statements of Advanced Medical Optics, Inc. (the “Company” or “AMO”) for the year ended December 31, 2007. The results of operations for the three and six months ended June 27, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

All material intercompany balances have been eliminated.

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

Recently Adopted and Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles, and expands disclosure requirements regarding fair value measurements. Although SFAS No. 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. Where applicable, SFAS No. 157 simplifies and codifies fair value related guidance previously issued within GAAP. The Company has adopted FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), issued February 2008, and as a result the Company has applied the provisions of SFAS No. 157 that are applicable as of January 1, 2008, which had no material effect on its consolidated financial statements. FSP 157-2 delays the effective date of SFAS No. 157 for certain non-financial assets and non-financial liabilities until January 1, 2009. See Note 5 for the interim disclosures required by SFAS No. 157.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company January 1, 2009. The Company is evaluating the impact of this new standard but currently does not anticipate a material impact on its financial statements as a result of the implementation of SFAS No. 161.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and

Other Intangible Assets.” This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP in the United States. SFAS No. 162 is effective sixty days following the SEC’s approval of The Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). FSP No. APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. FSP No. APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP No. APB 14-1 shall be applied retrospectively to all periods presented. The cumulative effect of the change in accounting principle on periods prior to those presented shall be recognized as of the beginning of the first period presented. An offsetting adjustment shall be made to the opening balance of retained earnings for that period, presented separately. The Company has not yet determined the effect that the adoption of FSP No. APB 14-1 will have on its consolidated financial statements.

Note 2: Restructuring Plan

After its acquisition of IntraLase Corp. (“IntraLase”) in the second quarter of 2007, the Company continued femtosecond laser manufacturing operations in Irvine, California (the “Irvine Plant”). As part of the overall integration of IntraLase, on December 13, 2007, AMO management committed to a plan to relocate the femtosecond laser manufacturing operations from the Irvine Plant to its excimer laser and phacoemulsification manufacturing facility in Milpitas, California (the “Milpitas Plant”), in order to consolidate equipment manufacturing in one location and to maximize opportunities to leverage core strengths. Also included was the movement of the assembly of IntraLase disposable patient interfaces from the Irvine Plant to AMO’s facility in Puerto Rico in order to obtain additional synergies.

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

In the three and six months ended June 27, 2008, the Company incurred $9.1 million and $21.1 million, respectively, of pre-tax charges which comprised severance, retention bonuses and other one-time termination benefits of $9.1 million and $20.5 million, in the three and six months ended June 27, 2008, respectively, and facilities related costs of $0.6 million. In addition, the Company incurred a $1.8 million charge associated with accelerated depreciation relating to the restructuring, which is included in the selling, general and administrative expenses.

Activities in the restructuring charges accrual balances during the six months ended June 27, 2008 were as follows (in thousands):

Restructuring Charges:	Balance at December 31, 2007	Costs Incurred	Cash Payments	Balance at June 27, 2008
Severance, retention bonuses, employee relocation and other one-time termination benefits	$0.4	$20.5	$(8.4)	$12.5
Facilities related and other costs	—	0.6	—	0.6

	$0.4	$21.1	$(8.4)	$13.1

Note 3: Composition of Certain Financial Statement Captions

Inventories:

(In thousands)	June 27, 2008	December 31, 2007
Finished goods, including consignment inventory of $8,435 and $7,712 in 2008 and 2007, respectively	$121,016	$93,503
Work in process	13,614	16,562
Raw materials	46,030	50,202

	$180,660	$160,267

Intangible assets, net

		June 27, 2008		December 31, 2007
(In thousands)	Useful Life (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable Intangible Assets:
Patent	17	$431	$(39)	$431	$(26)
Licensing	3 - 5	4,590	(4,438)	4,590	(4,373)
Technology rights	5 - 19	560,768	(151,186)	549,737	(117,699)
Trademarks	13.5	19,328	(6,129)	17,899	(5,064)
Customer relationships	5 - 10	32,680	(16,365)	32,680	(13,106)

		617,797	(178,157)	605,337	(140,268)
Nonamortizable Tradename (VISX)	Indefinite	140,400	—	140,400	—
Nonamortizable Tradename (IntraLase)	Indefinite	43,900	—	43,900	—

		$802,097	$(178,157)	$789,637	$(140,268)

The amortizable intangible assets balance increased due to the impact of foreign currency fluctuation. Amortization expense was $17.2 million and $34.3 million for the three and six months ended June 27, 2008, respectively, and $16.8 million and $26.9 million for the three and six months ended June 29, 2007, respectively, and is recorded in selling, general and administrative in the accompanying unaudited consolidated statements of operations. Amortization expense is expected to be $69.1 million in 2008, $68.9 million in 2009, $66.3 million in 2010, $64.4 million in 2011 and $59.6 million in 2012. Actual amortization expense may vary due to the impact of foreign currency fluctuations.

Goodwill

(In thousands)	Balance at December 31, 2007	Foreign Currency Adjustments	Balance at June 27, 2008
Goodwill:
Eye Care	$30,182	$1,404	$31,586
Cataract	365,785	21,920	387,705
Refractive	893,154	—	893,154

	$1,289,121	$23,324	$1,312,445

The change in goodwill during the six months ended June 27, 2008 included an increase of $23.3 million from foreign currency fluctuations in the Eye Care and Cataract segments. The Company performed its annual impairment test of goodwill during the second quarter of 2008 and determined there was no impairment.

Note 4: Debt

(In thousands)	Average Rate of Interest	June 27, 2008	December 31, 2007
Convertible Senior Subordinated Notes due 2024 (“2 1/2% Notes”), with put dates of January 15, 2010, July 15, 2014 and July 15, 2019	2.500%	$246,105	$246,105
Convertible Senior Subordinated Notes due 2025 (“1.375% Notes”), with put dates of July 1, 2011, July 1, 2016 and July 1, 2021	1.375%	105,000	105,000
Convertible Senior Subordinated Notes due 2026 (“3.25% Notes”), with put dates of August 1, 2014, August 1, 2017 and August 1, 2021	3.250%	500,000	500,000
Senior Subordinated Notes due 2017 (“7 1/2% Notes”)	7.500%	250,000	250,000
Term Loan due 2014 (“Term Loan”)	5.22%	445,500	446,625
Senior revolving credit facility	4.88%	15,000	60,000

		1,561,605	1,607,730
Less current portion		19,500	64,500

Total long-term debt		$1,542,105	$1,543,230

All of the convertible notes issued by the Company may be converted, at the option of the holders, on or prior to the final maturity date under certain circumstances, none of which had occurred as of June 27, 2008. Upon conversion of the convertible notes, the Company will satisfy in cash the conversion obligation with respect to the principal amount of the convertible notes, with any remaining amount of the conversion obligation to be satisfied in shares of common stock. As a result of this election, the Company also is required to satisfy in cash its obligations to repurchase any convertible notes that holders may put to the Company on the respective dates noted in the table above.

The Company has a $300 million revolving line of credit maturing April 2, 2013 and a $450 million term loan maturing on April 2, 2014 (collectively the “Credit Facility”). As of June 27, 2008, the revolving line of credit included outstanding cash borrowings of $15.0 million and commitments to support letters of credit totaling $8.8 million issued on behalf of the Company for normal operating purposes which resulted in an available balance of $276.2 million.

Borrowings under the Credit Facility, if any, bear interest at current market rates plus a margin based upon the Company’s ratio of debt to EBITDA, as defined. The incremental interest margin on borrowings under the Credit Facility decreases as the Company’s ratio of debt to EBITDA decreases to specified levels. During the second quarter of 2008, this interest margin was 1.75% over the applicable LIBOR rate. Additionally, the Company can borrow at the prevailing prime rate of interest plus an interest margin of 0.75%. The average annual rate of interest during the second quarter of 2008, inclusive of incremental margin, was 4.88% and 5.22% for the revolving credit facility and term loan, respectively. Under the Credit Facility, certain transactions may trigger mandatory prepayment of borrowings. Such transactions may include equity or debt offerings, certain asset sales and extraordinary receipts. The Company pays a quarterly fee (1.95% per annum at June 27, 2008) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.50% per annum at June 27, 2008) on the average unused portion of the revolving credit facility. In addition, the Company makes mandatory quarterly amortization payments (1.0% per annum at June 27, 2008) on the outstanding balance of the term loan. The revolver component of the Credit Facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and interest coverage ratios. Certain covenants under the revolving credit facility may limit the incurrence of additional indebtedness. The revolving credit facility prohibits dividend payments by the Company. On October 5, 2007, as a result of the product recall in May 2007 discussed in Note 10, the

Company amended the Credit Facility. The amendment changed the Maximum Consolidated Total Leverage Ratio for certain quarterly periods. Additionally, for purposes of calculating this ratio as well as the Minimum Consolidated Interest Coverage Ratio, the Company was permitted to exclude certain recall-related costs and other related impacts. The Company was in compliance with these covenants at June 27, 2008. The Credit Facility is collateralized by a first priority perfected lien on, and pledge of, all of the Company’s present and future property and assets (subject to certain exclusions), 100% of the stock of the domestic subsidiaries, 66% of the stock of foreign subsidiaries and all present and future intercompany debts.

On July 30, 2008, as a result of the anticipated effects to the LASIK business of the slowing U.S. economy, the Company amended the Credit Facility. The amendment changed the Maximum Consolidated Total Leverage Ratio for certain quarterly periods.

As of June 27, 2008, the aggregate maturities of total long-term debt of $1.5 billion are due after 2012.

Guarantor Subsidiaries

In connection with the issuance of the 7 1/ 2% Notes, certain of the Company’s 100%-owned subsidiaries (“Guarantor Subsidiaries”) jointly, fully, severally and unconditionally guaranteed such 7 1/2% Notes. Each subsidiary is 100%-owned by the parent company issuer. The following presents the condensed consolidating financial information separately for:

i.	Advanced Medical Optics, Inc. (the “Parent Company”), the issuer of the guaranteed obligations;

ii.	Guarantor Subsidiaries, on a combined basis, as specified in the Indenture;

iii.	Non-guarantor subsidiaries, on a combined basis, as specified in the Indenture;

iv.	Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions and balances between or among the Parent Company, the Guarantor Subsidiaries and the non-guarantor subsidiaries, (b) eliminate the Parent Company’s investments in the subsidiaries and (c) record consolidating entries; and

v.	Advanced Medical Optics, Inc. and subsidiaries on a consolidated basis.

Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and Guarantor Subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Net earnings for the three and six months ended June 29, 2007 under the Parent and Consolidating Entries and Eliminations columns reflect the correction of an immaterial error which did not have an impact on the consolidated net earnings as previously reported.

Condensed Consolidating Balance Sheet – June 27, 2008 (in thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Cash and equivalents	$389	$848	$29,260	$—	$30,497
Trade receivables, net	141	73,885	193,735	—	267,761
Inventories	5,418	142,919	126,174	(93,851)	180,660
Other current assets	36,303	351,291	33,235	(360,509)	60,320

Total current assets	42,251	568,943	382,404	(454,360)	539,238
Property, plant and equipment	13,361	30,355	140,279	—	183,995
Goodwill and intangibles, net	29,673	1,403,752	535,160	(32,200)	1,936,385
Other assets	160,220	28,780	51,786	(136,897)	103,889
Investments in subsidiaries	2,643,499	3,639,527	2,344,046	(8,627,072)	—

Total assets	$2,889,004	$5,671,357	$3,453,675	$(9,250,529)	$2,763,507

Liabilities and stockholders’ equity:
Short-term debt	$19,500	$—	$—	$—	$19,500
Accounts payable and accrued expenses	377,835	68,071	146,674	(339,160)	253,420

Total current liabilities	397,335	68,071	146,674	(339,160)	272,920
Long-term debt, net of current portion	1,542,105	—	—	—	1,542,105
Other liabilities	266,138	49,808	85,316	(136,206)	265,056

Total liabilities	2,205,578	117,879	231,990	(475,366)	2,080,081
Total stockholders’ equity	683,426	5,553,478	3,221,685	(8,775,163)	683,426

Total liabilities and stockholders’ equity	$2,889,004	$5,671,357	$3,453,675	$(9,250,529)	$2,763,507

Condensed Consolidating Balance Sheet – December 31, 2007 (in thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Cash and equivalents	$236	$2,031	$32,258	$—	$34,525
Trade receivables, net	2,084	89,008	158,926	—	250,018
Inventories	7,301	141,651	107,900	(96,585)	160,267
Other current assets	38,370	312,884	30,953	(303,906)	78,301

Total current assets	47,991	545,574	330,037	(400,491)	523,111
Property, plant and equipment, net	14,021	31,998	131,656	—	177,675
Goodwill and intangibles, net	29,673	1,432,099	520,786	(44,068)	1,938,490
Other assets	158,899	32,956	49,097	(131,892)	109,060
Investments in subsidiaries	2,520,217	2,694,404	2,270,788	(7,485,409)	—

Total assets	$2,770,801	$4,737,031	$3,302,364	$(8,061,860)	$2,748,336

Liabilities and stockholders’ equity:
Short-term borrowings	$64,500	$—	$—	$—	$64,500
Accounts payable and other current liabilities	298,626	84,075	256,442	(361,049)	278,094

Total current liabilities	363,126	84,075	256,442	(361,049)	342,594
Long-term debt, net of current portion	1,543,230	—	—	—	1,543,230
Other liabilities	265,709	50,664	78,605	(131,202)	263,776

Total liabilities	2,172,065	134,739	335,047	(492,251)	2,149,600
Total stockholders’ equity	598,736	4,602,292	2,967,317	(7,569,609)	598,736

Total liabilities and stockholders’ equity	$2,770,801	$4,737,031	$3,302,364	$(8,061,860)	$2,748,336

Condensed Consolidating Statement of Operations – Three months ended June 27, 2008 (in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$38,029	$191,448	$295,808	$(204,793)	$320,492
Operating costs and expenses:
Cost of sales	23,534	124,594	191,988	(216,851)	123,265
Selling, general and administrative	21,243	46,940	64,347	(1,484)	131,046
Research and development	5,249	5,028	9,135	—	19,412
Restructuring Charges	2,345	3,614	3,190	—	9,149
Net gain on legal contingencies	(8,812)	—	(11,680)	—	(20,492)

Operating (loss) income	(5,530)	11,272	38,828	13,542	58,112
Non-operating expense (income), net	7,458	(1,770)	1,767	15,243	22,698
Equity in earnings of subsidiaries	(44,443)	(27,573)	—	72,016	—

Earnings before income taxes	31,455	40,615	37,061	(73,717)	35,414
Provision for income taxes	9,498	747	3,212	—	13,457

Net earnings	$21,957	$39,868	$33,849	$(73,717)	$21,957

Condensed Consolidating Statement of Operations – Three months ended June 29, 2007 (in thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$55,976	$187,587	$185,253	$(167,419)	$261,397
Operating costs and expenses:
Cost of sales	39,329	134,860	135,670	(176,373)	133,486
Selling, general and administrative	28,401	53,768	69,121	(1,588)	149,702
Research and development	5,364	5,922	9,393	1	20,680
In-process research and development	—	85,400	—	—	85,400

Operating loss	(17,118)	(92,363)	(28,931)	10,541	(127,871)
Non-operating expense (income), net	23,746	(48,476)	47,298	915	23,483
Equity in losses of subsidiaries	166,517	94,351	—	(260,868)	—

Loss before income taxes	(207,381)	(138,238)	(76,229)	270,494	(151,354)
(Benefit) provision for income taxes	(40,587)	37,768	18,260	(1)	15,440

Net loss	$(166,794)	$(176,006)	$(94,489)	$270,495	$(166,794)

Condensed Consolidating Statement of Operations – Six months ended June 27, 2008 (in thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$83,849	$387,691	$559,961	$(407,273)	$624,228
Operating costs and expenses:
Cost of sales	52,350	256,337	355,205	(425,024)	238,868
Selling, general and administrative	39,274	89,541	131,740	(2,586)	257,969
Research and development	11,311	10,476	17,531	—	39,318
Restructuring charges	8,403	6,367	6,315	—	21,085
Net gain on legal contingencies	(8,812)	—	(11,680)	—	(20,492)

Operating (loss) income	(18,677)	24,970	60,850	20,337	87,480
Non-operating expense (income)	31,381	(3,109)	(32,011)	44,627	40,888
Equity in earnings of subsidiaries	(89,072)	(78,352)	—	167,424	—

Earnings before income taxes	39,014	106,431	92,861	(191,714)	46,592
Provision for income taxes	10,127	1,251	6,327	—	17,705

Net earnings	$28,887	$105,180	$86,534	$(191,714)	$28,887

Condensed Consolidating Statement of Operations – Six months ended June 29, 2007 (in thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$110,844	$343,507	$386,796	$(328,077)	$513,070
Operating costs and expenses:
Cost of sales	72,923	224,543	258,457	(328,270)	227,653
Selling, general and administrative	39,977	91,748	131,241	(3,746)	259,220
Research and development	8,667	10,605	20,571	1	39,844
In-process research and development	—	86,980	—	—	86,980

Operating loss	(10,723)	(70,369)	(23,473)	3,938	(100,627)
Non-operating expense (income), net	30,279	(49,076)	48,170	1,873	31,246
Equity in losses of subsidiaries	154,310	89,145	—	(243,455)	—

Loss before income taxes	(195,312)	(110,438)	(71,643)	245,520	(131,873)
(Benefit) provision for income taxes	(40,627)	44,250	19,190	(1)	22,812

Net loss	$(154,685)	$(154,688)	$(90,833)	$245,521	$(154,685)

Condensed Consolidating Statement of Cash Flows – Six months ended June 27, 2008 (in thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by operating activities	$39,764	$19,036	$1,388	$—	$60,188

Cash flows from investing activities
Capital contribution	—	(14,818)	—	14,818	—
Additions to property, plant and equipment	(802)	(3,848)	(6,691)	—	(11,341)
Proceeds from sale of property, plant and equipment	—	—	575	—	575
Proceeds from sale of investment	3,318	—	—	—	3,318
Additions to capitalized internal-use software	(689)	(18)	—	—	(707)
Additions to demonstration and bundled equipment	—	(1,535)	(5,300)	—	(6,835)

Net cash provided by (used in) investing activities	1,827	(20,219)	(11,416)	14,818	(14,990)

Cash flows from financing activities
Capital contribution	—	—	14,818	(14,818)	—
Repayment of short-term borrowings, net	(45,000)	—	—	—	(45,000)
Repayment of long-term debt	(1,125)	—	—	—	(1,125)
Payment of financing-related costs	(123)	—	—	—	(123)
Proceeds from issuance of common stock	4,810	—	—	—	4,810

Net cash (used in) provided by financing activities	(41,438)	—	14,818	(14,818)	(41,438)

Effect of exchange rates on cash and equivalents	—	—	(7,788)	—	(7,788)

Net increase (decrease) in cash and equivalents	153	(1,183)	(2,998)	—	(4,028)
Cash and equivalents at beginning of period	236	2,031	32,258	—	34,525

Cash and equivalents at end of period	$389	$848	$29,260	$—	$30,497

Condensed Consolidating Statement of Cash Flows – Six months ended June 29, 2007 (in thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$112,796	$(22,496)	$(41,423)	$—	$48,877

Cash flows from investing activities:
Capital contribution	(835,475)	(66,925)	—	902,400	—
Acquisition of business, net of cash acquired	—	(737,500)	—	—	(737,500)
Additions to property, plant and equipment	(715)	(3,215)	(10,346)	—	(14,276)
Proceeds from sale of property, plant and equipment	—	2	69	—	71
Additions to software and other long-lived assets	(1,649)	(659)	(18)	—	(2,326)
Additions to demonstration and bundled equipment	—	(503)	(3,875)	—	(4,378)

Net cash used in investing activities	(837,839)	(808,800)	(14,170)	902,400	(758,409)

Cash flows from financing activities:
Capital contribution	—	835,475	66,925	(902,400)	—
Proceeds from short-term borrowings, net	29,500	—	—	—	29,500
Repayment of long-term debt	(1,125)	—	—	—	(1,125)
Payments of financing-related cost	(15,214)	—	—	—	(15,214)
Proceeds from issuance of long-term debt	695,500	—	—	—	695,500
Proceeds from issuance of common stock	16,897	—	—	—	16,897

Net cash provided by financing activities	725,558	835,475	66,925	(902,400)	725,558

Effect of exchange rates on cash and equivalents	—	—	(331)	—	(331)

Net increase in cash and equivalents	515	4,179	11,001	—	15,695
Cash and equivalents at beginning of period	344	1,187	32,991	—	34,522

Cash and equivalents at end of period	$859	$5,366	$43,992	$—	$50,217

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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques described in SFAS No. 157. Valuation techniques utilized for each individual asset and liability category are referenced in the tables below. Where more than one technique is noted, individual assets or liabilities were valued using multiple techniques. The valuation techniques are as follows:

(a)	Market approach – Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(b)	Income approach – Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models);

(c)	Cost approach – Amount that would be required to replace the service capacity of an asset (replacement cost).

Assets and liabilities measured at fair value as of June 27, 2008 on a recurring basis are as follows:

	Assets	Liabilities	Valuation Technique
(in millions)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 2)
Foreign currency option contracts	$—	$(6.0)	(a	)
Foreign currency forward exchange contracts	—	—	(a	)

There were no changes in the valuation techniques used to measure asset or liability fair values on a recurring basis in the six months ended June 27, 2008.

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

For the three and six months ended June 27, 2008, the Company included the dilutive effect of stock options, Employee Stock Purchase Plans (“ESPP”) and unvested restricted stock of approximately 1.9 million shares and 1.8 million shares, respectively. For the three and six months ended June 27, 2008, there were 5.3 million and 5.4 million antidilutive stock options excluded from the computation of dilutive shares outstanding, respectively. The three and six months ended June 29, 2007 exclude the aggregate dilutive effect of approximately 1.6 million and 1.4 million shares, respectively, for stock options, ESPP and unvested restricted stock as the effect would be antidilutive due to the net loss in each of these periods. There were no potentially diluted common shares associated with the 2  1/2% Notes, 1.375% Notes and the 3.25% Notes as the Company’s quarter-end stock price was less than the conversion prices of the notes.

Note 7: Common Stock

AMO has an Incentive Compensation Plan (“ICP”) and a Stock Incentive Plan (“SIP”) that provide for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company has two ESPPs for United States and international employees, respectively, which allow employees to purchase AMO common stock. A total of 5 million shares of common stock have been authorized for issuance under the ICP and approximately 2 million shares of common stock have been authorized for issuance under the SIP after April 2, 2007, the date the SIP was assumed following the IntraLase acquisition.

Share-Based Compensation Expense

Total share-based compensation expense included in the unaudited consolidated statements of operations for the three and six months ended June 27, 2008 and June 29, 2007 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Cost of sales	$467	$583	$925	$1,164

Operating Expenses—
Research and development	849	709	1,577	1,299
Selling, general and administrative	4,867	3,801	8,787	7,376
Restructuring charges	687	—	803	—

	6,403	4,510	11,167	8,675

Pre-tax expense	6,870	5,093	12,092	9,839
Income tax benefit	(2,251)	(1,608)	(3,998)	(3,083)

After tax expense	$4,619	$3,485	$8,094	$6,756

Approximately $0.7 million and $0.8 million of pre-tax share-based compensation expense was included in restructuring charges in the unaudited consolidated statements of operations for the three and six months ended June 27, 2008 due to acceleration of vesting, respectively.

Stock Options

Stock options granted to employees are exercisable at a price equal to the fair market value of the common stock on the date of the grant and generally vest at a rate of 25% per year beginning twelve months after the date of grant. Grants under these plans expire ten years from the date of grant.

The Company issues new shares to satisfy option exercises.

The following is a summary of stock option activity (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	7,518	$27.95
Granted	1,452	22.93
Exercised	(188)	10.28
Forfeitures, cancellations and expirations	(203)	38.42

Outstanding at June 27, 2008	8,579	$27.26

Vested and expected to vest at June 27, 2008	8,303	$27.07

Exercisable at June 27, 2008	5,873	$25.30

Note 8: Other Comprehensive Income (Loss)

The following tables summarize the components of comprehensive income (loss) (in thousands):

	Three Months Ended
	June 27, 2008			June 29, 2007
	Before-tax amount	Income tax	Net-of-tax amount	Before-tax amount	Income Tax	Net-of-tax amount
Foreign currency translation adjustments	$(4,664)	$—	$(4,664)	$8,710	$—	$8,710
Net earnings (loss)			21,957			(166,794)

Total comprehensive income (loss)			$17,293			$(158,084)

	Six Months Ended
	June 27, 2008			June 29, 2007
	Before-tax amount	Income tax	Net-of-tax amount	Before-tax amount	Income Tax	Net-of-tax amount
Foreign currency translation adjustments	$39,157	$—	$39,157	$6,444	$—	$6,444
Net earnings (loss)			28,887			(154,685)

Total comprehensive income (loss)			$68,044			$(148,241)

Note 9: Business Segment Information

The operating segments are segments for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

The Company’s reportable segments reflect the way it currently manages its business. These reportable segments are represented by three business units: cataract, refractive and eye care. The cataract business sells monofocal intraocular lenses (“monofocal IOLs”), phacoemulsification systems, viscoelastics and related products used in ocular surgery. The refractive business sells and provides service for wavefront diagnostic devices, femtosecond lasers and associated patient interface devices, excimer laser systems and treatment cards, and refractive implants. The eye care business sells disinfecting solutions, enzymatic cleaners, lens rewetting drops and artificial tears. Effective January 1, 2008, net sales of refractive implant products and the related impact on operating income are reported in the refractive business segment. Prior to 2008, refractive implant products were included in the cataract business segment. Accordingly, net sales and the impact on operating income attributable to refractive implant products in the three and six months ended June 29, 2007 have been reclassified from the cataract to refractive business segments to conform to the new presentation.

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

Business Segments

	Net Sales		Operating Income (Loss)
	Three Months Ended		Three Months Ended
(In thousands)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Operating segments:
Cataract	$144,517	$125,773	$78,130	$68,058
Refractive	118,328	116,586	67,276	70,676
Eye Care	57,647	19,038	19,923	(26,779)

Total segments	320,492	261,397	165,329	111,955
Global operations	—	—	(44,101)	(54,136)
Research and development	—	—	(19,412)	(20,680)
In-process research and development	—	—	—	(85,400)
Restructuring charges	—	—	(9,149)	—
General corporate	—	—	(34,555)	(79,610)

Total	$320,492	$261,397	$58,112	$(127,871)

	Net Sales		Operating Income (Loss)
	Six Months Ended		Six Months Ended
(In thousands)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Operating segments:
Cataract	$268,816	$240,665	$141,907	$126,925
Refractive	238,778	194,058	141,892	119,375
Eye Care	116,634	78,347	40,473	(5,163)

Total segments	624,228	513,070	324,272	241,137
Global operations	—	—	(87,486)	(92,319)
Research and development	—	—	(39,318)	(39,844)
In-process research and development	—	—	—	(86,980)
Restructuring charges	—	—	(21,085)	—
General corporate	—	—	(88,903)	(122,621)

Total	$624,228	$513,070	$87,480	$(100,627)

Geographic Area Information

	Net Sales
	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
United States:
Cataract	$38,005	$36,522	$72,380	$69,978
Refractive	61,709	76,237	136,570	135,294
Eye Care	14,338	5,145	29,380	22,356

Total United States	114,052	117,904	238,330	227,628
Americas, excluding United States:
Cataract	11,318	9,871	20,948	18,330
Refractive	4,892	5,075	10,326	7,965
Eye Care	1,265	88	2,973	2,892

Total Americas, excluding United States	17,475	15,034	34,247	29,187
Europe/Africa/Middle East:
Cataract	60,451	50,370	113,953	99,203
Refractive	25,883	20,258	45,995	29,197
Eye Care	18,994	10,682	38,054	30,706

Total Europe/Africa/Middle East	105,328	81,310	198,002	159,106
Japan:
Cataract	20,672	17,090	36,389	30,374
Refractive	12,352	6,117	23,604	7,668
Eye Care	15,016	6,612	30,781	20,301

Total Japan	48,040	29,819	90,774	58,343
Asia Pacific:
Cataract	14,071	11,920	25,146	22,780
Refractive	13,492	8,899	22,283	13,934
Eye Care	8,034	(3,489)	15,446	2,092

Total Asia Pacific	35,597	17,330	62,875	38,806

Total	$320,492	$261,397	$624,228	$513,070

The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 35.6% and 38.2% of total net sales for the three and six months ended June 27, 2008, respectively, and 45.1% and 44.4% of total net sales for the three and six months ended June 29, 2007, respectively. Additionally, sales in Japan represented 15.0% and 14.5% of total net sales for the three and six months ended June 27, 2008, respectively, and 11.4% of total net sales for the three and six months ended June 29, 2007. No other country, or single customer, generated over 10% of total net sales in the periods presented.

Note 10: Commitments and Contingencies

Product Recall

In May 2007, the Company initiated a global recall of the Complete MoisturePlus multipurpose formulation (the “2007 Recall”) after being informed by the U.S. Food and Drug Administration of an association with acanthamoeba keratitis. The 2007 Recall resulted in the following charges during the year ended December 31, 2007: a provision for sales returns of $41.5 million and charges totaling $67.5 million, which comprised $37.5 million in costs of goods sold for impairment of inventory and distribution costs, $29.7 million in selling, general and administrative costs associated with public relations, communication, investigation, processing and handling of distributor and end-customer reimbursements and $0.3 million in research and development costs. As of June 27, 2008, the Company had approximately $2.9 million in accrued liabilities and $1.2 million in accrued sales returns associated with the 2007 Recall.

Management continues to review its estimates of the overall recall costs, which could result in additional charges in the future.

On August 24, 2007 and September 13, 2007, two purported class action complaints were filed by Scott Kairalla and Barry Galison (the “Galison case”), respectively, in the U.S. District Court of the Central District of California on behalf of purchasers of our securities between January 4 and May 25, 2007. The Galison case was dismissed without prejudice on November 20, 2007. An amended consolidated complaint was filed on January 18, 2008 (the “Consolidated Complaint”). The Consolidated Complaint alleges claims under the Securities Exchange Act of 1934 against the Company and certain of its officers and directors. The Consolidated Complaint alleges that the Company made material misrepresentations concerning the Company’s Complete MoisturePlus product. The Company filed a motion to dismiss the Consolidated Complaint on February 29, 2008 on behalf of all defendants. On June 6, 2008, the Court granted AMO’s motion, dismissed the Consolidated Complaint without prejudice, and granted plaintiffs leave to amend on or before July 7, 2008. Rather than file an amended complaint, Plaintiffs agreed to voluntarily dismiss the Consolidated Complaint and the case was dismissed with prejudice on July 11, 2008.

As of June 27, 2008, the Company has been served or is aware that it has been named as a defendant in approximately 116 product liability lawsuits pending in various state and federal courts within the U.S. as well as certain jurisdictions outside the U.S. in relation to the 2007 Recall. These suits involve allegations of personal injury to 148 consumers. Of these 116 cases, 101 have been filed in various U.S. courts, 12 in Canada and three in jurisdictions outside North America. None of the U.S. personal injury actions have been filed as purported class actions; however, nine of the Canadian personal injury matters seek class action status. In addition to personal injury suits, three U.S. and four Canadian matters have been filed as purported class actions by uninjured consumers seeking reimbursement for discarded product pursuant to various consumer protection statutes.

These cases involve complex medical and scientific issues relating to both liability and damages and are currently at an early stage. Moreover, most of the plaintiffs seek unspecified damages. Because of this, and because these types of suits are inherently unpredictable, the Company is unable at this time to predict the outcome of these matters. The Company intends to vigorously defend itself in these matters; however, the Company could in future periods enter into settlements or incur judgments that, individually or in the aggregate, could have a material adverse impact on its financial condition, results of operations or cash flows in any such period.

On June 23, 2008, the Company entered into an agreement with Alcon, Inc. relating to lubricious coatings for intraocular lens (“IOL”) inserters and one-piece IOL haptic designs. Under the agreement, Alcon has freedom to operate under AMO’s U.S. Patent Nos. 5,803,925, entitled “IOL Insertion Apparatus with Covalently Bonded Lubricant,” and 5,716,364, entitled “IOL Insertion Apparatus and Method for Making and Using Same,” and related foreign patents. Under the agreement, AMO has freedom to operate under Alcon’s U.S. Patent No. 5,716,403, entitled “Single Piece Foldable Intraocular Lens,” and related foreign patents, in so far as they relate to the design of AMO’s newly-launched Tecnis® One-Piece Intraocular Lens. As part of this agreement, Alcon made a payment to AMO of $31 million and AMO made a payment to Alcon of $10 million. AMO received the net cash proceeds of $21 million in the second quarter of 2008.

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

Note 11: Pension Benefit Plans

The Company sponsors defined benefit pension plans in Japan and in certain European countries. Components of net periodic benefit cost under these plans were (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Service cost	$546	$551	$1,092	$1,102
Interest cost	209	174	418	348
Expected return on plan assets	(84)	(80)	(168)	(160)
Amortization of prior service cost	12	11	24	22
Amortization of net actuarial (gain) loss	(6)	26	(12)	52

Net periodic benefit cost	$677	$682	$1,354	$1,364

ADVANCED MEDICAL OPTICS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended June 27, 2008

The following discussion and analysis presents the factors that had a material effect on AMO’s cash flows and results of operations during the three and six months ended June 27, 2008, and the Company’s financial position at that date. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Certain Factors and Trends Affecting AMO and Its Businesses.” The following discussion should be read in conjunction with the 2007 Form 10-K and the unaudited consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

OVERVIEW

We are a global leader in the development, manufacture and marketing of medical devices for the eye. AMO is focused on providing the full range of advanced refractive technologies and support to help eye care professionals deliver optimal vision and lifestyle experiences to patients of all ages. Our reportable segments are represented by our three business units: cataract, refractive and eye care. Our cataract business sells monofocal intraocular lenses (“monofocal IOLs”), phacoemulsification systems, viscoelastics and related products used in ocular surgery. Our refractive business sells and provides service for wavefront diagnostic devices, femtosecond lasers and associated patient interface devices, excimer laser systems and treatment cards, and refractive implants. Our eye care business sells disinfecting solutions, enzymatic cleaners, lens rewetting drops and artificial tears.

We have operations in approximately 27 countries and sell our products in approximately 60 countries within the following four region structure:

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

We currently expect to complete these activities in 2008 and estimate the total pre-tax charges resulting from these plans to be in the range of $36 million to $43 million, substantially all of which are expected to be cash expenditures. In the three and six months ended June 27, 2008, we incurred $9.1 million and $21.1 million, respectively, of pre-tax charges which comprised severance, retention bonuses and other one-time termination benefits of $9.1 million and $20.5 million, in the three and six months ended June 27, 2008, respectively, and facilities related costs of $0.6 million. In addition, we incurred a $1.8 million charge associated with accelerated depreciation relating to the restructuring, which is included in the selling, general and administrative expenses. Cumulative charges from plan inception through June 27, 2008 were $21.5 million.

Expected annualized cost savings from these restructuring actions are expected to range from $12 million to $16 million. Actual cost savings could be significantly different from the estimated range if any unforeseen events or changes occur.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Actual results could differ from those estimates. Certain of these significant accounting policies are considered to be critical accounting policies as more fully described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Management believes that at June 27, 2008 there has been no material change to this information.

RESULTS OF OPERATIONS

The following tables present net sales and operating income (loss) by operating segment for the three and six months ended June 27, 2008 and June 29, 2007, respectively:

	Net Sales		Operating Income (Loss)
	Three Months Ended		Three Months Ended
(In thousands)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Cataract	$144,517	$125,773	$78,130	$68,058
Refractive	118,328	116,586	67,276	70,676
Eye Care	57,647	19,038	19,923	(26,779)

Total operating segments	$320,492	$261,397	$165,329	$111,955

	Net Sales		Operating Income (Loss)
	Six Months Ended		Six Months Ended
(In thousands)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Cataract	$268,816	$240,665	$141,907	$126,925
Refractive	238,778	194,058	141,892	119,375
Eye Care	116,634	78,347	40,473	(5,163)

Total operating segments	$624,228	$513,070	$324,272	$241,137

Net sales. Total net sales increased 22.6% and 21.7% in the three and six months ended June 27, 2008, respectively, compared to the same periods last year. The increases in net sales in the three and six months ended June 27, 2008 resulted from higher net sales in all of our operating segments. Net sales also include a favorable foreign currency impact of 7.2% and 6.8% in the three and six months ended June 27, 2008, respectively. Our sales and earnings may be favorably impacted during times of a weakening U.S. dollar. Sales in the U.S. represented 35.6% and 38.2% of total net sales for the three and six months ended June 27, 2008, respectively. Additionally, sales in Japan represented 15.0% and 14.5% of total net sales in the three and six months ended June 27, 2008, respectively. No other country, or single customer, generated over 10% of total net sales in the periods presented.

Net sales from our Cataract business increased by 14.9% and 11.7% in the three and six months ended June 27, 2008, respectively, compared with the same periods last year. The increases in net sales were the result of strong performance in all product categories both domestically and internationally. Total IOL sales increased by 15.6% and 9.9% to $77.3 million and $142.7 million in the three and six months ended June 27, 2008, respectively, compared with the same periods last year, driven by our proprietary Tecnis line of aspheric monofocal IOLs, including Tecnis 1-piece, our first single piece acrylic IOL offering. Net sales from viscoelastics and phacoemulsification systems were up 15.5% and 15.2% to $62.3 million and $117.1 million in the three and six months ended June 27, 2008, respectively, compared with the same periods last year, due to our new WhiteStar Signature system and continued growth of our Sovereign Compact phacoemulsification systems and increases in surgical pack sales.

Cataract net sales growth in the U.S. of 4.1% and 3.4% and in the Other Americas of 14.7% and 14.3% in the three and six months ended June 27, 2008, respectively, was due to strong demand for our core products, partially offset by decreases in sales of older-technology intraocular lenses and viscoelastics. Sales in Europe/Africa/Middle East increased by 20.0% and 14.9% in the three and six months ended June 27, 2008, respectively, primarily due to continued strong IOL sales driven by our proprietary Tecnis line of aspheric monofocal IOLs. Sales in Japan increased by 21.0% and 19.8% in the three and six months ended June 27, 2008, respectively. Sales in Asia Pacific increased by 18.0% and 10.4% in the three and six months ended June 27, 2008, respectively, compared with the same periods last year. The increases reflect growth for all product lines. Net sales in our Cataract business reflect a favorable foreign currency impact of 8.8% and 8.5% in the three and six months ended June 27, 2008, respectively, largely from fluctuations of the yen and the euro versus the U.S. dollar.

Net sales from our Refractive business increased by 1.5% to $118.3 million in the three months ended June 27, 2008, compared with the same period last year. The increase primarily reflects the increase in femtosecond procedure volumes, partially offset by a $3.0 million decline in sales of refractive implants and a decline in excimer procedure revenues associated with economic weakness affecting United States excimer procedure volumes, which were down about 20%. We expect U.S. procedures to continue to be impacted throughout 2008. An acceleration of this decline in the U.S. or globally would have a material adverse impact on our revenue and financial condition. Net sales from our Refractive business increased by 23.0% to $238.8 million in the six months ended June 27, 2008, compared with the same period last year. The increase primarily reflects the addition of $52.0 million in sales in the first quarter of 2008 from the April 2, 2007 acquisition of IntraLase and increases in femtosecond procedure volumes, partially offset by a $4.9 million decline in sales of refractive implants and the decline in sales of excimer procedure volumes discussed above. Net sales decreased in the U.S. and Other Americas by 19.1% and 3.6% in the three months ended June 27, 2008, respectively, compared with the same periods last year, due to lower excimer laser procedure volume. Net sales increased in the U.S. and Other Americas by 0.9% and 29.6% in the six months ended June 27, 2008, respectively, compared with the same period last year, due to a favorable shift toward CustomVue procedures. Net sales in the three and six months ended June 27, 2008 increased in Europe/Africa/Middle East, Japan and Asia Pacific, as a result of our international expansion strategy for the Refractive business. Net sales in our Refractive business reflect a favorable foreign currency impact of 2.6% and 2.7% in the three and six months ended June 27, 2008, respectively, largely from fluctuations of the yen and the euro versus the U.S. dollar.

Net sales from our Eye Care business increased by 202.8% and 48.9% in the three and six months ended June 27, 2008, respectively, compared with the same periods last year. The increase in net sales reflects our continued recovery from the 2007 Recall with renewed sales of our multipurpose solutions, growing demand for our newly launched line of over-the-counter dry eye products sold under the blink® Tears brand and increased sales of hydrogen peroxide-based products, principally in Europe and Japan. Net sales increased significantly in every region in the three and six months ended June 27, 2008, compared with the same periods last year, primarily as a result of higher multipurpose solutions sales attributable to the recovery from the 2007 Recall. Additionally, net sales in the U.S. and Europe benefitted from growing demand for our newly launched over-the-counter dry eye product. Net sales in our Eye Care business included a favorable foreign currency impact of 24.5% and 11.8% in the three and six months ended June 27, 2008, respectively, largely resulting from fluctuations of the yen and the euro versus the U.S. dollar.

Gross margin and gross profit. Our gross margin percentage was 61.5% and 61.7% in the three and six months ended June 27, 2008, respectively, compared with 48.9% and 55.6% in the same periods last year. Gross profit for the three months ended June 29, 2007 included a $50.9 million negative impact from the 2007 Recall associated with sales returns and other recall-related costs and a $7.7 million non-cash charge for the step-up of inventory to fair value in connection with the IntraLase acquisition. In addition to these items in the second quarter, gross profit for the six months ended June 29, 2007 also included a $2.3 million negative impact from the China 2006 Eye Care recall and a $4.7 million charge to discontinue the Amadeus microkeratome distributor agreement in the first quarter of 2007.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses decreased as a percent of net sales by 16.4 percentage points to 40.9%, and by 9.2 percentage points to 41.3% in the three and six months ended June 27, 2008, respectively, compared with the same periods last year. These decreases in both periods are net of a $1.8 million charge for accelerated depreciation of the former IntraLase headquarters building we are now exiting as part of our restructuring initiative. SG&A expenses include a $7.5 million charge in the three months ended June 29, 2007 for recall-related expenses. SG&A expenses in 2007 also include ongoing operating costs from the acquisitions of IntraLase and WaveFront Sciences, Inc. (“WFSI”). These include incremental amortization expense of $6.8 million and integration-related costs of $6.5 million that were recognized from the IntraLase acquisition. Also, in connection with a proposal in July 2007 to acquire another company in the ophthalmic segment, we recognized $8.0 million in deal-related expenses for costs through that time. We withdrew the proposal in August 2007. Selling, general and administrative expenses in the six months ended June 29, 2007 also included $2.1 million in China 2006 Eye Care recall-related costs in the first quarter of 2007. The overall increases also reflect our focus on being the “Complete Refractive Solution” to differentiate us from other market participants as we combine our refractive offering, expertise and service capabilities, as well as continuing our Refractive international expansion.

Research and development. Research and development expenditures decreased as a percent of net sales by 1.8 percentage points to 6.1%, and by 1.5 percentage point to 6.3% in the three and six months ended June 27, 2008, respectively, compared with the same periods last year. The decrease was due to the planned synergies following the

IntraLase integration. In 2007, research and development as a percentage of sales reflected a loss in sales as a result of the 2007 Recall. We also recognized an impairment charge of $1.0 million in the first quarter of 2007 in connection with a research and development licensing agreement. Our research and development strategy is to develop proprietary products for vision correction that are safe and effective and address unmet needs. We are currently focusing on new advancements that will build on our Tecnis, Healon and phacoemulsification technologies, corneal and lens-based solutions to presbyopia, projects from the acquisitions of WFSI and IntraLase, and additional multipurpose solutions and dry eye products.

In-process research and development. In the six months ended June 29, 2007, we recorded an $87.0 million in-process research and development (“IPR&D”) charge from the IntraLase and WFSI acquisitions. This charge represented the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use.

Restructuring charges. In the three and six months ended June 27, 2008, we incurred $9.1 million and $21.1 million of pre-tax charges, respectively, which comprised severance, retention bonuses and other one-time termination benefits of $9.1 million and $20.5 million in the three and six months ended June 27, 2008, respectively, and facilities related costs of $0.6 million.

Net gain on legal contingencies. We recognized a net gain on legal contingencies of $20.5 million, net of legal costs incurred, in the second quarter of 2008 from the execution of an agreement with Alcon, Inc. As part of the agreement, Alcon made a payment of $31 million to us and we made a payment to Alcon of $10 million. We received the net cash proceeds of $21 million in the second quarter of 2008.

Operating Income (Loss). Operating income as a percentage of net sales, or operating margin, was 18.1% and 14.0% in the three and six months ended June 27, 2008, respectively. Operating income of $58.1 million in the three months ended June 27, 2008 includes $20.5 million net gain on legal contingencies discussed above, $9.1 million in restructuring charges, a $1.8 million charge for accelerated depreciation of leasehold improvements related to the restructuring, $17.2 million of intangible amortization and $6.2 million in share-based compensation expense under SFAS 123R. The net impact from these items reduced operating margin by 4.3 percentage points in the three months ended June 27, 2008. Operating income of $87.5 million in the six months ended June 27, 2008 includes $20.5 million net gain on legal contingencies, $21.1 million in restructuring charges, a $1.8 million charge for accelerated depreciation of leasehold improvements related to the restructuring, $34.3 million of intangible amortization and $11.3 million in share-based compensation expense under SFAS 123R. The net impact from these items reduced operating margin by 7.7 percentage points in the six months ended June 27, 2008.

Operating loss as a percentage of net sales, or operating margin, was 48.9% and 19.6% in the three and six months ended June 29, 2007, respectively. Operating loss of $127.9 million in the three months ended June 29, 2007 includes $99.6 million of IntraLase acquisition-related charges which comprised $85.4 million for IPR&D, $7.7 million for the step-up of inventory to fair value and $6.5 million for integration-related costs. The negative impact on operating loss from the 2007 Recall was $58.4 million in the three months ended June 29, 2007. We also recognized $8.0 million in connection with the proposal to acquire another company in the ophthalmic segment in the three months ended June 29, 2007, $16.8 million of intangible amortization and $5.1 million in share-based compensation expense under SFAS 123R. The net impact from these items reduced operating margin by 71.9 percentage points in the three months ended June 29, 2007. Operating loss of $100.6 million in the six months ended June 29, 2007 includes $99.6 million of IntraLase acquisition-related charges, $58.4 million negative impact from the 2007 Recall, $4.4 million from the China 2006 Eye Care recall in the first quarter, $26.9 million of intangible amortization, $9.8 million in share-based compensation expense under SFAS 123R, $8.0 million in connection with the proposal to acquire another company in the ophthalmic segment, $4.7 million related to the discontinuation of a distributor contract, $1.0 million impairment related to a R&D licensing agreement and $1.6 million for IPR&D related to the WFSI acquisition. These charges reduced operating margin by 41.8 percentage points in the six months ended June 29, 2007.

Operating income from our Cataract business increased by $10.1 million and $15.0 million in the three and six months ended June 27, 2008, respectively, primarily due to the increase in net sales of IOL products, viscoelastics and phacoemulsification systems discussed above. Operating income from our Refractive business decreased by $3.4 million in the three months ended June 27, 2008, primarily due to a shift in sales mix from higher margin U.S. procedure sales to lower margin systems. Also, a shift from higher priced U.S. procedures to lower priced international procedures also contributed to this decrease. Operating income from our Refractive business increased by $22.5 million in the six months ended June 27, 2008, primarily due to impact of the IntraLase acquisition which was completed in the second quarter of 2007. Operating income from our Eye Care business increased by $46.7 million and $45.6 million in the three and six months ended June 27, 2008, respectively, primarily due to the recovery from the 2007 Recall discussed above.

Non-operating expense. Interest expense was $18.8 million and $39.0 million in the three and six months ended June 27, 2008, respectively, compared with $22.0 million and $28.2 million in the three and six months ended June 29, 2007, respectively. The decrease in the three months ended June 27, 2008 was due to lower interest rates during the quarter on variable rate borrowings. The increase in the six months ended June 27, 2008 was due to the issuance of more than $700 million in debt in April 2007 in connection with the IntraLase acquisition, partially offset by lower interest rates during the quarter on variable rate borrowings. Interest expense in the three and six months ended June 29, 2007 includes a $1.3 million deferred financing cost write-off associated with the IntraLase acquisition.

We recorded an unrealized gain on derivative instruments of $2.7 million and $0.6 million in the three and six months ended June 27, 2008, respectively, compared to an unrealized gain on derivative instruments of $0.1 million in the three months ended June 29, 2007 and an unrealized loss on derivative instruments of $0.3 million in the six months ended June 29, 2007. We record as “unrealized (gain) loss on derivative instruments, net” the mark-to-market adjustments on the outstanding foreign currency options and forward contracts which we enter into as part of our overall risk management strategy to reduce the volatility of expected earnings in currencies other than the U.S. dollar. The net gain in the first six months of 2008 and 2007 were largely attributable to euro and Japanese yen instruments.

Income taxes. We recorded a provision for income taxes of $13.5 million and $17.7 million in the three and six months ended June 27, 2008, respectively, resulting in effective tax rates of approximately 38% for both periods. The results for the quarter ended June 27, 2008 included a benefit related to partial reversal of a valuation allowance on foreign tax credits of $0.8 million due to a favorable increase in foreign source income, a deferred tax expense of $1.0 million related to the revaluation of net deferred tax assets due to a tax rate adjustment, and an increase in interest expense for uncertain tax positions in the amount of $0.3 million. Also, the effective tax rate reflected a benefit from stock-based compensation expense of $2.3 million currently being recognized under SFAS 123R at an estimated effective rate of approximately 36%. A provision with an estimated effective rate of 37% was recorded on all other pre-tax income.

Our future effective income tax rate may vary depending on our mix of domestic and international taxable income or loss and the various tax and treasury methodologies that we implement, including our policy regarding repatriation of future accumulated foreign earnings.

As of June 27, 2008, the liability for income taxes associated with uncertain tax positions was $49.2 million and the net amount of $31.9 million, if recognized, would favorably affect the Company’s effective tax rate. During the second quarter, the amount of uncertain tax positions increased by $1.1 million reflecting increases for ongoing issues and foreign currency translation. Accrued penalties and interest of $3.3 million (net of a tax benefit of $1.7 million) at March 28, 2008 increased to $3.6 million (net of a tax benefit of $1.8 million) at June 27, 2008.

The liability for income taxes associated with uncertain tax positions were $48.1 million at March 28, 2008 and $46.4 million at December 31, 2007. The net amounts of $30.8 million at March 28, 2008 and $29.4 million at December 31, 2007, if recognized, would favorably affect the Company’s effective tax rate. The lower net amounts primarily relate to timing differences and amounts arising from past business combinations which, if recognized, would be recorded to goodwill.

We recorded a provision for income taxes of $15.4 million and $22.8 million in the three and six months ended June 29, 2007, respectively, resulting in overall negative effective tax rates of 10.2% and 17.3%, respectively. The results for the quarter ended June 29, 2007 included $85.4 million of IPR&D charges related to the IntraLase acquisition for which no tax benefits were recorded and a $19.2 million deferred tax expense associated with the integration of IntraLase. The tax rates in the three months and six months ended June 29, 2007 were also negatively impacted by the 2007 Recall, including the related impact on utilization of foreign tax credits resulting in a net deferred tax expense of $21 million. The results for the six months ended June 29, 2007 included $87.0 million of IPR&D charges related to the purchase of IntraLase and WFSI and a $1.0 million write-off associated with a research and development agreement for which no tax benefits were recorded and a $19.2 million deferred tax expense associated with the integration of IntraLase.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms. As of June 27, 2008, we had cash and equivalents of $30.5 million.

Historically, we have generated cash from operations in excess of working capital requirements, and we expect to do so in the future. Net cash provided by operating activities was $60.2 million and $48.9 million in the six months ended June 27, 2008 and June 29, 2007, respectively. Cash provided by operating activities was impacted by the cash outlay for restructuring actions, timing of accounts receivable collections, rate of inventory turnover, the buildup of bridging inventories to support our manufacturing move and the payment of accounts payable and other current liabilities. In addition, cash provided by operating activities includes the net cash proceeds from a gain on legal contingencies of $20.5 million.

Net cash used in investing activities was $15.0 million and $758.4 million in the six months ended June 27, 2008 and June 29, 2007, respectively. Expenditures for property, plant and equipment totaled $11.3 million and $14.3 million in the six months ended June 27, 2008 and June 29, 2007, respectively. Expenditures in the six months ended June 27, 2008 primarily comprised expenditures associated with the new Milpitas Plant and continuation of upgrades and expansion of our Eye Care facility in China. Expenditures in the six months ended June 29, 2007 primarily comprised expenditures to upgrade and expand our Eye Care manufacturing facility in China and continuation of upgrades to our manufacturing facilities in Puerto Rico and Uppsala, Sweden. Expenditures for demonstration (demo) and bundled equipment, primarily phacoemulsification equipment, were $6.8 million and $4.4 million in the six months ended June 27, 2008 and June 29, 2007, respectively. We maintain demo and bundled equipment to facilitate future sales of similar equipment and related products to our customers. Expenditures for capitalized internal-use software were $0.7 million and $2.4 million in the six months ended June 27, 2008 and June 29, 2007, respectively, which primarily comprised a company-wide system upgrade as part of the overall expansion of our business. In the six months ended June 29, 2007, we used $723.7 million, net of cash acquired, to purchase IntraLase and $13.8 million to acquire WFSI. In 2008, we expect to invest approximately $45.0 million to $55.0 million in property, plant and equipment, demo and bundled equipment, and capitalized software as part of the overall expansion of our business.

Net cash used in financing activities was $41.4 million in the six months ended June 27, 2008, which primarily was comprised of $46.1 million of debt repayments, partially offset by $4.8 million from the sale of stock to employees. Net cash provided by financing activities was $725.6 million in the six months ended June 29, 2007. We had net borrowings of $725.0 million in short-term and long-term debt that were used to finance the IntraLase acquisition and related financing costs.

As of June 27, 2008, the revolving line of credit included outstanding cash borrowings of approximately $15.0 million and commitments to support letters of credit totaling $8.8 million issued on our behalf for normal operating purposes which resulted in an available balance of $276.2 million.

Borrowings under the Credit Facility, if any, bear interest at current market rates plus a margin based upon our ratio of debt to EBITDA, as defined. The incremental interest margin on borrowings under the Credit Facility decreases as our ratio of debt to EBITDA decreases to specified levels. During the first quarter of 2008, this interest margin was 1.75% over the applicable LIBOR rate. Additionally, we can borrow at the prevailing prime rate of interest plus an interest margin of 0.75%. The average annual rate of interest during the first quarter of 2008, inclusive of incremental margin, was 4.88% and 5.22% for the revolving credit facility and term loan, respectively. Under the Credit Facility, certain transactions may trigger mandatory prepayment of borrowings. Such transactions may include equity or debt offerings, certain asset sales and extraordinary receipts. We pay a quarterly fee (1.95% per annum at June 27, 2008) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.50% per annum at June 27, 2008) on the average unused portion of the revolving credit facility. In addition, we make mandatory quarterly amortization payments (1.0% per annum at June 27, 2008) on the outstanding balance of the term loan. The revolver component of the Credit Facility provides that we maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and interest coverage ratios. Certain covenants under the revolving credit facility may limit the incurrence of additional indebtedness. Our revolving credit facility prohibits dividend payments by us. On October 5, 2007, as a result of the 2007 Recall, we amended the Credit Facility. The amendment changed the Maximum Consolidated Total Leverage Ratio for certain quarterly periods. Additionally, for purposes of calculating this ratio as well as the Minimum Consolidated Interest Coverage Ratio, we were permitted to exclude certain recall costs and related impacts. We were in compliance with these covenants at June 27, 2008. The Credit Facility is collateralized by a first priority perfected lien on, and pledge of, all of our combined present and future property and assets (subject to certain exclusions), 100% of the stock of the domestic subsidiaries, 66% of the stock of foreign subsidiaries and all present and future intercompany debts.

On July 30, 2008, as a result of the anticipated effects to the LASIK business of the slowing U.S. economy, we amended the Credit Facility. The amendment changed the Maximum Consolidated Total Leverage Ratio for certain quarterly periods.

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

Foreign currency fluctuations. Approximately 62% of our revenues for the six months ended June 27, 2008 were derived from operations outside the United States and a significant portion of our cost structure is denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

The impact of foreign currency fluctuations on sales resulted in an increase of $35.1 million and $10.3 million for the six months ended June 27, 2008 and June 29, 2007, respectively. These fluctuations were due primarily to fluctuations of the Japanese yen and the euro versus the U.S. dollar.

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

Off-balance sheet arrangements. We had no off-balance sheet arrangements at June 27, 2008 as defined in Regulation S-K Item 303(a)(4).

Recent Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles, and expands disclosure requirements regarding fair value measurements. Although SFAS No. 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. Where applicable, SFAS No. 157 simplifies and codifies fair value related guidance previously issued within GAAP. We have adopted FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), issued February 2008, and as a result we applied the provisions of SFAS No. 157 that are applicable as of January 1, 2008, which had no material effect on our consolidated financial statements. FSP 157-2 delays the effective date of SFAS No. 157 for certain non-financial assets and non-financial liabilities until January 1, 2009.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets acquired after January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP in the United States. SFAS No. 162 is effective sixty days following the SEC’s approval of The Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). FSP No. APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. FSP No. APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP No. APB 14-1 shall be applied retrospectively to all periods presented. The cumulative effect of the change in accounting principle on periods prior to those presented shall be recognized as of the beginning of the first period presented. An offsetting adjustment shall be made to the opening balance of retained earnings for that period, presented separately. We have not yet determined the effect, if any, that the adoption of FSP No. APB 14-1 will have on our consolidated financial statements.

Certain Factors and Trends Affecting AMO and Its Businesses

Our disclosure and analysis in this report contain forward-looking information about our company’s financial results and estimates, business prospects and future products that involve substantial risks and uncertainties. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, product approvals or approved indications, reimbursement rates, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, and the outcome of contingencies, such as legal proceedings, financial results, and the expected results and benefits of our strategic initiatives and restructuring activities. Among the factors that could cause actual results to differ materially are the following:

•	risks associated with the timing, costs and expected benefits of our restructuring activities;

•	uncertainties associated with the research and development and regulatory processes;

•	our ability to make and successfully integrate acquisitions or enter into strategic alliances;

•	exposure to risks associated with doing business outside of the United States, where we conduct a significant amount of our sales and operations;

•	foreign currency risks and fluctuation in interest rates;

•	our ability to introduce new commercially successful products in a timely and effective manner;

•	our ability to maintain a sufficient and timely supply of products we manufacture;

•	our reliance on sole source suppliers for raw materials and other products, and single sites of manufacturing;

•	competitor consolidations increasing already intense competition from companies with substantially more resources and a greater marketing scale;

•	risks and expenses associated with our ability to protect our intellectual property rights;

•	risks and expenses associated with intellectual property litigation and infringement claims;

•	unexpected losses due to product liability claims, product recalls or corrections, or other litigation;

•	risks associated with our ability to regain market share in the multipurpose solution segment following our 2006 and 2007 recalls;

•	our ability to maintain our relationships with health care providers;

•	concentration of revenue with corporate LASIK chains;

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

•

the effect of weak or uncertain general economic conditions on the ability of individuals to afford refractive procedures, such as the 2008 U.S. economic decline, which has had a material impact on our U.S. Refractive business in 2008.

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

Interest rate risk. At June 27, 2008, our debt comprises solely domestic borrowings and comprises $1.1 billion of fixed rate debt and $460.5 million of variable rate debt. If the interest rates on our variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $4.6 million based on the amount of outstanding variable rate debt at June 27, 2008.

The tables below present information about our debt obligations as of June 27, 2008 and December 31, 2007:

June 27, 2008

	Maturing in							Fair Market Value
	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$246,105	$246,105	$227,303
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$105,000	$105,000	$85,521
Weighted Average Interest Rate	—	—	—	—	—	1.375%	1.375%
Fixed Rate	$—	$—	$—	$—	$—	$500,000	$500,000	$363,310
Weighted Average Interest Rate	—	—	—	—	—	3.25%	3.25%
Fixed Rate	$—	$—	$—	$—	$—	$250,000	$250,000	$233,438
Weighted Average Interest Rate	—	—	—	—	—	7.50%	7.50%
Variable Rate	$15,000	$—	$—	$—	$—	$—	$15,000	$15,000
Weighted Average Interest Rate	5.00%	—	—	—	—	—	5.00%
Variable Rate	$4,500	$4,500	$4,500	$4,500	$4,500	$423,000	$445,500	$445,500
Weighted Average Interest Rate	5.00%	5.50%	5.50%	5.50%	5.75%	5.75%	5.50%
Total Debt Obligations	$19,500	$4,500	$4,500	$4,500	$4,500	$1,524,105	$1,561,605	$1,370,072
Weighted Average Interest Rate	5.00%	5.50%	5.50%	5.50%	5.75%	4.39%	4.34%

December 31, 2007

	Maturing in							Fair Market Value
	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$246,105	$246,105	$226,038
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$105,000	$105,000	$92,400
Weighted Average Interest Rate	—	—	—	—	—	1.375%	1.375%
Fixed Rate	$—	$—	$—	$—	$—	$500,000	$500,000	$400,425
Weighted Average Interest Rate	—	—	—	—	—	3.25%	3.25%
Fixed Rate	$—	$—	$—	$—	$—	$250,000	$250,000	$230,000
Weighted Average Interest Rate	—	—	—	—	—	7.50%	7.50%
Variable Rate	$60,000	$—	$—	$—	$—	$—	$60,000	$60,000
Weighted Average Interest Rate	5.00%	—	—	—	—	—	5.00%
Variable Rate	$4,500	$4,500	$4,500	$4,500	$4,500	$424,125	$446,625	$446,625
Weighted Average Interest Rate	5.00%	5.25%	5.50%	5.50%	5.75%	5.75%	5.50%
Total Debt Obligations	$64,500	$4,500	$4,500	$4,500	$4,500	$1,525,230	$1,607,730	$1,455,488
Weighted Average Interest Rate	5.00%	5.25%	5.50%	5.50%	5.75%	4.39%	4.36%

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

The following table provides information about our foreign currency derivative financial instruments outstanding as of June 27, 2008 and December 31, 2007, respectively. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	June 27, 2008		December 31, 2007
	Notional Amount	Average Contract or Strike Rate	Notional Amount	Average Contract or Strike Rate
	(in $millions)		(in $millions)
Foreign currency forward contracts:
Pay US$/Receive Foreign Currency:
U.K. Pound	$17.9	0.50	$17.9	0.50
Danish Krone	1.1	4.73	1.4	5.11
Swiss Franc	4.9	1.02	4.4	1.13
Norwegian Krone	1.4	5.07	0.8	5.44
Receive US$/Pay Foreign Currency:
Swedish Krona	20.0	5.99	24.9	6.42
Canadian Dollar	3.0	1.01	9.1	0.99
Australia Dollar	1.9	1.05	3.5	1.14
Japanese Yen	6.6	105.93	16.8	112.90

Total Notional	$56.8		$78.8

Estimated Fair Value	$—		$(0.2)

Foreign currency purchased put options:
Japanese Yen	$8.5	118.00	$35.8	119.02
Euro	42.1	1.36	46.0	1.32
Foreign currency sold call options:
Japanese Yen	8.9	111.85	29.3	114.97
Euro	43.8	1.41	46.0	1.32

Total Notional	$103.3		$157.1

Estimated Fair Value	$(6.0)		$(6.1)

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of June 27, 2008 and December 31, 2007, respectively. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective. In addition, our management evaluated our internal control over financial reporting and there have been no changes during the most recent fiscal quarter ended June 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On August 24, 2007 and September 13, 2007, two purported class action complaints were filed by Scott Kairalla and Barry Galison (the “Galison case”), respectively, in the U.S. District Court of the Central District of California on behalf of purchasers of our securities between January 4 and May 25, 2007. The Galison case was dismissed without prejudice on November 20, 2007. An amended consolidated complaint was filed on January 18, 2008 (“Consolidated Complaint”). The Consolidated Complaint alleges claims under the Securities Exchange Act of 1934 against us and certain of our officers and directors. The Consolidated Complaint alleges that we made material misrepresentations concerning our Complete MoisturePlus product. The Company filed a motion to dismiss the Consolidated Complaint on February 29, 2008 on behalf of all defendants. On June 6, 2008, the Court granted AMO’s motion, dismissed the Consolidated Complaint without prejudice, and granted plaintiffs leave to amend on or before July 7, 2008. Rather than file an amended complaint, Plaintiffs agreed to voluntarily dismiss the Consolidated Complaint and the case was dismissed with prejudice on July 11, 2008.

As of March 28, 2008, we have been served or are aware that we have been named as a defendant in approximately 116 product liability lawsuits pending in various state and federal courts within the U.S. as well as certain jurisdictions outside the U.S. in relation to the May 25, 2007 recall of Complete MoisturePlus Multi-Purpose Solution. These suits involve allegations of personal injury to 148 consumers. Of these 116 cases, 101 have been filed in various U.S. courts, 12 in Canada and three in jurisdictions outside North America. None of the U.S. personal injury actions have been filed as purported class actions; however, nine of the Canadian personal injury matters seek class action status. In addition to personal injury suits, three U.S. and four Canadian matters have been filed as purported class actions by uninjured consumers seeking reimbursement for discarded product pursuant to various consumer protection statutes.

These cases involve complex medical and scientific issues relating to both liability and damages and are currently at an early stage. Moreover, most of the plaintiffs seek unspecified damages. Because of this, and because these types of suits are inherently unpredictable, we are unable at this time to predict the outcome of these matters. We intend to vigorously defend ourselves in these matters; however, we could in future periods enter into settlements or incur judgments that, individually or in the aggregate, could have a material adverse impact on our financial condition or results of operations in any such period.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 to April 30, 2008	—	—	—	—
May 1, 2008 to May 31, 2008	4,198	$22.08	—	—
June 1, 2008 to June 27, 2008	4,601	$23.84	—	—
Total	8,799	$22.22	—	—

(1) Represents shares purchased from employees to pay taxes related to an employee benefit plan.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the registrant was held on May 29, 2008. At such annual meeting, the stockholders voted upon the following proposals: (1) elect 3 directors to serve on the Board of Directors for a three-year term until the annual meeting of stockholders to be held in 2011; (2) ratify the appointment of PricewaterhouseCoopers LLP as registrant’s independent registered public accounting firm for fiscal year 2008; (3) re-approve the AMO 2002 Bonus Plan to enable AMO to meet tax deductibility requirements of Section 162(m) of the Internal Revenue Code; and (4) approve the AMO 2004 Stock Incentive Plan, which was assumed by AMO with the 2007 acquisition of IntraLase Corp. in order to allow broader utilization of the shares under New York Stock Exchange regulations without increasing overall dilution.

A summary of the voting at the annual meeting is as follows:

1.	Election of Directors

	For	Withheld	Broker Non Votes
James V. Mazzo	39,507,803	2,662,148	—
Robert J. Palmisano	38,659,739	3,510,212	—
James O. Rollans	27,685,185	14,484,766	—

All three directors were elected.

2. Ratification of appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for fiscal year 2008.

For	41,792,648
Against	336,963
Abstain	40,340
Broker Non-votes	0

The proposal was approved.

3. Re-approve the AMO 2002 Bonus Plan.

For	40,535,879
Against	1,555,916
Abstain	77,968
Broker Non-votes	188

The proposal was approved.

4. Approve the AMO 2004 Stock Incentive Plan.

For	29,077,338
Against	8,975,403
Abstain	48,658
Broker Non-votes	4,068,552

The proposal was approved.

Item 6.	Exhibits

10.1	Second Amendment to Credit Agreement by and among the Company, certain of the Company’s subsidiaries as guarantors, certain of the Revolving Credit Lenders party to the Credit Agreement and Bank of America, N.A., as administrative agent on behalf of itself and the Lenders party to the Credit Agreement.

10.2	Form of Amendment to Form of Employment Agreement between Advanced Medical Optics, Inc. and those parties identified on Exhibit 10.3.

10.3	Schedule of Parties to the Form of Amended Employment Agreement.

10.4	Amendment to Offer Letter dated September 25, 2007 between Advanced Medical Optics, Inc. and Michael J. Lambert.

10.5	Form of Amended and Restated Change in Control Agreement between Advanced Medical Optics, Inc. and those parties identified on Exhibit 10.6.

10.6	Schedule of Executive Officers Party to the Form of Amended and Restated Change in Control Agreement.

10.7	Amendment to Employment Agreement dated January 18, 2002, between Advanced Medical Optics, Inc. and James V. Mazzo.

10.8	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on June 4, 2008).

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Lambert pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James V. Mazzo and Michael J. Lambert pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2008

ADVANCED MEDICAL OPTICS, INC.

/s/ MICHAEL J. LAMBERT
Michael J. Lambert
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.1	Second Amendment to Credit Agreement by and among the Company, certain of the Company’s subsidiaries as guarantors, certain of the Revolving Credit Lenders party to the Credit Agreement and Bank of America, N.A., as administrative agent on behalf of itself and the Lenders party to the Credit Agreement.

10.2	Form of Amendment to Form of Employment Agreement between Advanced Medical Optics, Inc. and those parties identified on Exhibit 10.3.

10.3	Schedule of Parties to the Form of Amended Employment Agreement.

10.4	Amendment to Offer Letter dated September 25, 2007 between Advanced Medical Optics, Inc. and Michael J. Lambert.

10.5	Form of Amended and Restated Change in Control Agreement between Advanced Medical Optics, Inc. and those parties identified on Exhibit 10.6.

10.6	Schedule of Executive Officers Party to the Form of Amended and Restated Change in Control Agreement.

10.7	Amendment to Employment Agreement dated January 18, 2002, between Advanced Medical Optics, Inc. and James V. Mazzo.

10.8	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on June 4, 2008).

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Lambert pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James V. Mazzo and Michael J. Lambert pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.