Form 10-Q
period 2008-09-26
ADVANCED MEDICAL OPTICS INC
filed 2008-11-05
CIK 1168335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 26, 2008

or

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

As of October 31, 2008, there were 61,281,853 shares of common stock outstanding.

ADVANCED MEDICAL OPTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 26, 2008

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements

Advanced Medical Optics, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net sales	$275,635	$273,194	$899,863	$786,264
Cost of sales	110,570	121,030	349,438	348,683

Gross profit	165,065	152,164	550,425	437,581
Selling, general and administrative	118,099	137,916	376,068	397,136
Research and development	16,876	20,975	56,194	60,819
Restructuring charges (Note 2)	3,447	—	24,532	—
Net gain on legal contingencies	—	—	(20,492)	—
In-process research and development	—	—	—	86,980

Operating income (loss)	26,643	(6,727)	114,123	(107,354)

Non-operating expense (income):
Interest expense	17,566	20,588	56,592	48,792
Unrealized (gain) loss on derivative instruments, net	(5,802)	2,433	(6,407)	2,738
Gain on investments	(1,099)	—	(3,167)	—
Other, net	4,570	1,517	9,105	4,254

	15,235	24,538	56,123	55,784

Earnings (loss) before income taxes	11,408	(31,265)	58,000	(163,138)
Provision (benefit) for income taxes	4,335	(5,328)	22,040	17,484

Net earnings (loss)	$7,073	$(25,937)	$35,960	$(180,622)

Net earnings (loss) per share:
Basic	$0.12	$(0.43)	$0.59	$(3.02)
Diluted	$0.11	$(0.43)	$0.57	$(3.02)

Weighted average number of shares outstanding:
Basic	61,042	60,242	60,759	59,856
Diluted	63,114	60,242	62,663	59,856

See accompanying notes to unaudited consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	September 26, 2008	December 31, 2007
ASSETS
Current assets:
Cash and equivalents	$34,954	$34,525
Trade receivables, net	251,564	250,018
Inventories	192,623	160,267
Deferred income taxes	42,187	42,227
Income tax receivable	—	10,569
Other current assets	23,268	25,505

Total current assets	544,596	523,111
Property, plant and equipment, net	172,431	177,675
Deferred income taxes	14,073	14,111
Other assets	87,508	94,949
Intangible assets, net	597,773	649,369
Goodwill	1,289,153	1,289,121

Total assets	$2,705,534	$2,748,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$4,500	$64,500
Accounts payable	64,197	88,432
Accrued compensation	50,490	54,410
Other accrued expenses	114,162	128,833
Income tax payable	12,149	—
Deferred income taxes	6,425	6,419

Total current liabilities	251,923	342,594
Long-term debt	1,540,980	1,543,230
Deferred income taxes	192,243	198,333
Other liabilities	69,777	65,443
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 240,000,000 shares authorized; 61,298,622 and 60,647,394 shares issued	613	606
Additional paid-in capital	1,480,379	1,451,961
Accumulated deficit	(887,509)	(923,469)
Accumulated other comprehensive income	57,552	69,726
Treasury stock, at cost (18,199 and 3,186 shares)	(424)	(88)

Total stockholders’ equity	650,611	598,736

Total liabilities and stockholders’ equity	$2,705,534	$2,748,336

See accompanying notes to unaudited consolidated financial statements.

Advanced Medical Optics, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 26, 2008	September 28, 2007
Cash flows from operating activities:
Net earnings (loss)	$35,960	$(180,622)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Amortization of debt issuance costs	4,263	4,941
Depreciation and amortization	86,528	70,821
Deferred income taxes	(6,103)	(4,958)
In-process research and development	—	86,980
(Gain) loss on investments and long-lived assets	(2,734)	1,558
Unrealized (gain) loss on derivatives	(6,407)	2,738
Share-based compensation	18,314	15,504
Changes in assets and liabilities (net of effect of businesses acquired):
Trade receivables, net	(1,717)	30,828
Inventories	(32,949)	3,326
Other current assets	(871)	1,558
Accounts payable	(18,932)	4,325
Accrued expenses and other liabilities	(14,218)	(6,628)
Income taxes	22,486	8,469
Other non-current assets and liabilities	5,201	(7,133)

Net cash provided by operating activities	88,821	31,707

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(77)	(737,773)
Additions to property, plant and equipment	(16,978)	(24,241)
Proceeds from sale of property, plant and equipment	615	751
Proceeds from sale of investments	4,417	—
Additions to software and other long-lived assets	(770)	(5,391)
Additions to demonstration and bundled equipment	(9,944)	(6,328)

Net cash used in investing activities	(22,737)	(772,982)

Cash flows from financing activities:
Repayments of short-term borrowings, net	(60,000)	51,000
Repayment of long-term debt	(2,250)	(2,250)
Payment of financing-related costs	(2,763)	(15,386)
Proceeds from issuance of long-term debt	—	695,500
Proceeds from issuance of common stock	5,111	18,651
Purchase of treasury stock	—	(64)

Net cash (used in) provided by financing activities	(59,902)	747,451

Effect of exchange rates on cash and equivalents	(5,753)	(4,149)

Net increase in cash and equivalents	429	2,027
Cash and equivalents at beginning of period	34,525	34,522

Cash and equivalents at end of period	$34,954	$36,549

See accompanying notes to unaudited consolidated financial statements.

Advanced Medical Optics, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting only of normal, recurring adjustments) for a fair statement of the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited consolidated financial statements of Advanced Medical Optics, Inc. (the “Company” or “AMO”) for the year ended December 31, 2007. The results of operations for the three and nine months ended September 26, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles, and expands disclosure requirements regarding fair value measurements. Although SFAS No. 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. Where applicable, SFAS No. 157 simplifies and codifies fair value related guidance previously issued within GAAP. The Company has adopted FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), issued February 2008, and as a result the Company has applied the provisions of SFAS No. 157 that are applicable as of January 1, 2008, which had no material effect on its consolidated financial statements. FSP 157-2 delays the effective date of SFAS No. 157 for certain non-financial assets and non-financial liabilities until January 1, 2009. See Note 5 for the interim disclosures required by SFAS No. 157.

In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 was effective upon issuance on October 10, 2008, including prior periods for which financial statements had not been issued. The application of the provisions of FSP No. 157-3 did not materially affect the Company’s results of operations or financial condition as of and for the three and nine months ended September 26, 2008.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141R”), and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. The Company will be required to adopt SFAS No. 141R and SFAS No. 160 effective January 1, 2009. The Company has not yet determined the effect, if any, that the adoption of SFAS No. 141R and SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company January 1, 2009. The Company is evaluating the impact of this new standard but currently does not anticipate a material impact on its consolidated financial statements as a result of the implementation of SFAS No. 161.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after January 1, 2009.

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

Note 2: Restructuring Plan

After its acquisition of IntraLase Corp. (“IntraLase”) in the second quarter of 2007, the Company continued femtosecond laser manufacturing operations in Irvine, California (the “Irvine Plant”). As part of the overall integration of IntraLase, on December 13, 2007, AMO management committed to a plan to relocate the femtosecond laser manufacturing operations from the Irvine Plant to its excimer laser and phacoemulsification manufacturing facility in Milpitas, California (the “Milpitas Plant”), in order to consolidate equipment manufacturing in one location and to maximize opportunities to leverage core strengths. Also included in the plan was the movement of the assembly of IntraLase disposable patient interfaces from the Irvine Plant to AMO’s facility in Puerto Rico in order to obtain additional synergies.

As a continuation of AMO’s commitment to further enhance its global competitiveness, operating leverage and cash flow, the Board of Directors of AMO on February 12, 2008 approved an additional plan to reduce the Company’s fixed costs. The additional plan included a net workforce reduction of approximately 150 positions, or about 4% of the Company’s global workforce. In addition, AMO consolidated certain operations, including the relocation of all remaining activities at the Irvine Plant, to improve its overall facility utilization.

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

AMO expects to complete these activities in 2008 and estimates the total pre-tax charges resulting from these plans to be in the range of $36 million to $43 million, substantially all of which are expected to be cash expenditures. The Company incurred severance and retention bonus charges of $0.4 million under the plan in 2007. An estimated breakdown of the total charges is as follows:

Severance, retention bonuses, employee relocation and other one-time termination benefits	$20 million -$24 million
Facilities related and other costs	$10 million -$13 million
Termination of redundant supplier contracts and relocation of equipment and inventory	$2 million
Incremental costs for transition and start-up activities at the Milpitas Plant	$4 million

The Company has recorded the following costs associated with the restructuring plans (in thousands):

	Three Months Ended September 26, 2008	Nine Months Ended September 26, 2008
Costs included in cost of sales:
Facilities related and other costs	$4,721	$4,721
Termination of redundant supplier contracts	166	166
Incremental costs for transition and start-up activities at the Milpitas Plant	803	803

	5,690	5,690
Costs included in selling, general and administrative expenses:
Accelerated depreciation relating to the restructuring	1,839	3,678

Costs included in restructuring charges:
Severance, retention bonuses, employee relocation and other one-time termination benefits	1,991	22,463
Facilities related and other costs	—	613
Travel and relocation	1,456	1,456

	3,447	24,532

Total	$10,976	$33,900

Activities in the restructuring charges accrual balances during the nine months ended September 26, 2008 were as follows (in thousands):

	Balance at December 31, 2007	Costs Incurred	Cash Payments	Non-Cash Adjustments	Balance at September 26, 2008
Severance, retention bonuses, employee relocation and other one-time termination benefits	$351	$22,463	$(15,944)	$(1,090)	$5,780
Facilities related and other costs	—	5,334	(3,537)	(1,797)	—
Termination of redundant supplier contracts and relocation of equipment and inventory	—	1,622	(1,622)	—	—
Incremental costs for transition and start-up activities at the Milpitas Plant	—	803	(330)	(473)	—
Accelerated depreciation relating to the restructuring	—	3,678	—	(3,678)	—

	$351	$33,900	$(21,433)	$(7,038)	$5,780

Note 3: Composition of Certain Financial Statement Captions

Inventories:

(In thousands)	September 26, 2008	December 31, 2007
Finished goods, including consignment inventory of $8,840 and $7,712 in 2008 and 2007, respectively	$127,809	$93,503
Work in process	15,724	16,562
Raw materials	49,090	50,202

	$192,623	$160,267

Intangible assets, net

(In thousands)	Useful Life (Years)	September 26, 2008		December 31, 2007
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable Intangible Assets:
Patent	17	$431	$(45)	$431	$(26)
Licensing	3 - 5	4,590	(4,470)	4,590	(4,373)
Technology rights	5 - 19	548,251	(162,183)	549,737	(117,699)
Trademarks	13.5	17,724	(5,906)	17,899	(5,064)
Customer relationships	5 - 10	33,093	(18,012)	32,680	(13,106)

		604,089	(190,616)	605,337	(140,268)
Nonamortizable Tradename (VISX)	Indefinite	140,400	—	140,400	—
Nonamortizable Tradename (IntraLase)	Indefinite	43,900	—	43,900	—

		$788,389	$(190,616)	$789,637	$(140,268)

The amortizable intangible assets balance decreased due to the impact of $2.4 million in foreign currency fluctuation, partially offset by $1.2 million of technology rights, trademarks and customer relationships related to an acquisition. Amortization expense was $17.2 million and $51.5 million for the three and nine months ended September 26, 2008, respectively, and $17.4 million and $44.3 million for the three and nine months ended September 28, 2007, respectively, and is recorded in selling, general and administrative in the accompanying unaudited consolidated statements of operations. Amortization expense is expected to be $68.2 million in 2008, $68.0 million in 2009, $65.4 million in 2010, $63.5 million in 2011 and $58.6 million in 2012. Actual amortization expense may vary due to the impact of foreign currency fluctuations.

Goodwill

(In thousands)	Balance at December 31, 2007	Foreign Currency Adjustments	Acquisition	Balance at September 26, 2008
Goodwill:
Eye Care	$30,182	$1,434	$—	$31,616
Cataract	365,785	(5,146)	3,744	364,383
Refractive	893,154	—	—	893,154

	$1,289,121	$(3,712)	$3,744	$1,289,153

The change in goodwill during the nine months ended September 26, 2008 included a decrease of $3.7 million from foreign currency fluctuations in the Eye Care and Cataract segments. In addition, during the third quarter of 2008 the Company recorded $3.7 million of goodwill from an acquisition, which was included in the Cataract segment. In July 2008, the Company acquired the assets of a company that provides proprietary on-demand task automation software to ambulatory surgical centers for approximately $5.1 million. The business combination was not material to the consolidated financial position, results of operations or cash flows of the Company.

The Company performed its annual impairment test of goodwill and purchased intangible assets with indefinite lives during the second quarter of 2008 and determined there was no impairment. The valuation of goodwill and purchased intangible assets with indefinite lives requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, investments in capital equipment and working capital, and discount rates. As compared to its internal projections, the Company has experienced declines in its Refractive revenue during the third quarter as a result of the ongoing impact of deteriorating economic conditions on this business. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge related to intangible assets and/or goodwill prior to the next annual review in the second quarter of 2009, which could be material to the Company’s consolidated financial statements.

Note 4: Debt

(In thousands)	Average Rate of Interest	September 26, 2008	December 31, 2007
Convertible Senior Subordinated Notes due 2024 (“2 1/2% Notes”), with put dates of January 15, 2010, July 15, 2014 and July 15, 2019	2.500%	$246,105	$246,105
Convertible Senior Subordinated Notes due 2025 (“1.375% Notes”), with put dates of July 1, 2011, July 1, 2016 and July 1, 2021	1.375%	105,000	105,000
Convertible Senior Subordinated Notes due 2026 (“3.25% Notes”), with put dates of August 1, 2014, August 1, 2017 and August 1, 2021	3.250%	500,000	500,000
Senior Subordinated Notes due 2017 (“7 1/2% Notes”)	7.500%	250,000	250,000
Term Loan due 2014 (“Term Loan”)	4.57%	444,375	446,625
Senior revolving credit facility	4.84%	—	60,000

		1,545,480	1,607,730
Less current portion		4,500	64,500

Total long-term debt		$1,540,980	$1,543,230

All of the convertible notes issued by the Company may be converted, at the option of the holders, on or prior to the final maturity date under certain circumstances, none of which had occurred as of September 26, 2008. Upon conversion of the convertible notes, the Company will satisfy in cash the conversion obligation with respect to the principal amount of the convertible notes, with any remaining amount of the conversion obligation to be satisfied in shares of common stock. As a result of this election, the Company also is required to satisfy in cash its obligations to repurchase any convertible notes that holders may put to the Company on the respective dates noted in the table above.

The Company has access to a credit facility (the “Credit Facility”), which is comprised of a $300 million revolving line of credit maturing in April 2013 (the “Revolver”) and a $450 million term loan maturing on April

2014 (the “Term Loan”). As of September 26, 2008, the Revolver included commitments to support letters of credit totaling $8.5 million issued on behalf of the Company for normal operating purposes, which resulted in an available balance of $291.5 million. The outstanding balance of the Term Loan as of September 26, 2008 was $444.4 million.

Borrowings under the Credit Facility, if any, bear interest at current market rates plus a margin based upon the Company’s ratio of debt to EBITDA, as defined. The incremental interest margin on borrowings under the Credit Facility decreases as the Company’s ratio of debt to EBITDA decreases to specified levels. During the third quarter of 2008, this interest margin was 1.75% over the applicable LIBOR rate. Additionally, the Company can borrow at the prevailing prime rate of interest plus an interest margin of 0.75%. The average annual rate of interest during the third quarter of 2008, inclusive of incremental margin, was 4.84% and 4.57% for the Revolver and Term Loan, respectively. Under the Credit Facility, certain transactions may trigger mandatory prepayment of borrowings. Such transactions may include equity or debt offerings, certain asset sales and extraordinary receipts. The Company pays a quarterly fee (1.875% per annum at September 26, 2008) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.50% per annum at September 26, 2008) on the average unused portion of the Revolver. In addition, the Company makes mandatory quarterly amortization payments (1.0% per annum) on the outstanding balance of the Term Loan. The Credit Facility requires that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and interest coverage ratios. The Company was in compliance with the financial covenants at September 26, 2008. Certain covenants under the Credit Facility may limit the incurrence of additional indebtedness. The Credit Facility prohibits dividend payments by the Company. On October 5, 2007, as a result of the product recall in May 2007 discussed in Note 10, the Company amended the Credit Facility. The amendment changed the Maximum Consolidated Total Leverage Ratio for certain quarterly periods. Additionally, for purposes of calculating this ratio as well as the Minimum Consolidated Interest Coverage Ratio, the Company was permitted to exclude certain recall-related costs and other related impacts. On July 30, 2008, in anticipation of the effects to the LASIK business of the slowing U.S. economy, the Company amended the Credit Facility. The amendment changed the Maximum Consolidated Total Leverage Ratio for certain quarterly periods.

The Credit Facility is collateralized by a first priority perfected lien on, and pledge of, all of the Company’s present and future property and assets (subject to certain exclusions), 100% of the stock of the domestic subsidiaries, 66% of the stock of foreign subsidiaries and all present and future intercompany debts.

As of September 26, 2008, the aggregate maturities of total long-term debt of $1.5 billion are due after 2012.

Guarantor Subsidiaries

In connection with the issuance of the 7  1/2% Notes, certain of the Company’s 100%-owned subsidiaries (“Guarantor Subsidiaries”) jointly, fully, severally and unconditionally guaranteed such 7  1/2% Notes. Each subsidiary is 100%-owned by the parent company issuer. The following presents the condensed consolidating financial information separately for:

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

Condensed Consolidating Balance Sheet – September 26, 2008 (in thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Cash and equivalents	$1,496	$3,423	$30,035	$—	$34,954
Trade receivables, net	152	72,483	178,929	—	251,564
Inventories	4,582	152,445	131,710	(96,114)	192,623
Other current assets	42,267	411,398	33,845	(422,055)	65,455

Total current assets	48,497	639,749	374,519	(518,169)	544,596
Property, plant and equipment	13,859	27,967	130,605	—	172,431
Goodwill and intangibles, net	29,673	1,394,441	495,012	(32,200)	1,886,926
Other assets	163,196	26,122	50,169	(137,906)	101,581
Investments in subsidiaries	2,600,467	3,697,670	2,302,157	(8,600,294)	—

Total assets	$2,855,692	$5,785,949	$3,352,462	$(9,288,569)	$2,705,534

Liabilities and stockholders’ equity:
Short-term debt	$4,500	$—	$—	$—	$4,500
Accounts payable and accrued expenses	393,152	69,713	178,877	(394,319)	247,423

Total current liabilities	397,652	69,713	178,877	(394,319)	251,923
Long-term debt, net of current portion	1,540,980	—	—	—	1,540,980
Other liabilities	266,449	52,701	80,085	(137,215)	262,020

Total liabilities	2,205,081	122,414	258,962	(531,534)	2,054,923
Total stockholders’ equity	650,611	5,663,535	3,093,500	(8,757,035)	650,611

Total liabilities and stockholders’ equity	$2,855,692	$5,785,949	$3,352,462	$(9,288,569)	$2,705,534

Condensed Consolidating Balance Sheet – December 31, 2007 (in thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Cash and equivalents	$236	$2,031	$32,258	$—	$34,525
Trade receivables, net	2,084	89,008	158,926	—	250,018
Inventories	7,301	141,651	107,900	(96,585)	160,267
Other current assets	38,370	312,884	30,953	(303,906)	78,301

Total current assets	47,991	545,574	330,037	(400,491)	523,111
Property, plant and equipment, net	14,021	31,998	131,656	—	177,675
Goodwill and intangibles, net	29,673	1,432,099	520,786	(44,068)	1,938,490
Other assets	158,899	32,956	49,097	(131,892)	109,060
Investments in subsidiaries	2,520,217	2,694,404	2,270,788	(7,485,409)	—

Total assets	$2,770,801	$4,737,031	$3,302,364	$(8,061,860)	$2,748,336

Liabilities and stockholders’ equity:
Short-term borrowings	$64,500	$—	$—	$—	$64,500
Accounts payable and other current liabilities	298,626	84,075	256,442	(361,049)	278,094

Total current liabilities	363,126	84,075	256,442	(361,049)	342,594
Long-term debt, net of current portion	1,543,230	—	—	—	1,543,230
Other liabilities	265,709	50,664	78,605	(131,202)	263,776

Total liabilities	2,172,065	134,739	335,047	(492,251)	2,149,600
Total stockholders’ equity	598,736	4,602,292	2,967,317	(7,569,609)	598,736

Total liabilities and stockholders’ equity	$2,770,801	$4,737,031	$3,302,364	$(8,061,860)	$2,748,336

Condensed Consolidating Statement of Operations – Three months ended September 26, 2008 (in thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$31,620	$168,651	$250,070	$(174,706)	$275,635
Operating costs and expenses:
Cost of sales	23,249	156,840	156,432	(225,951)	110,570
Selling, general and administrative	30,329	45,009	43,863	(1,102)	118,099
Research and development	17,850	9,709	(10,683)	—	16,876
Restructuring Charges	(768)	1,330	2,885	—	3,447

Operating (loss) income	(39,040)	(44,237)	57,573	52,347	26,643
Non-operating (income) expense, net	(17,446)	(49,279)	(8,725)	90,685	15,235
Equity in earnings of subsidiaries	(23,907)	(58,143)	—	82,050	—

Earnings before income taxes	2,313	63,185	66,298	(120,388)	11,408
(Benefit) provision for income taxes	(4,760)	4,352	4,743	—	4,335

Net earnings	$7,073	$58,833	$61,555	$(120,388)	$7,073

Condensed Consolidating Statement of Operations – Three months ended September 28, 2007 (in thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$64,660	$187,402	$208,564	$(187,432)	$273,194
Operating costs and expenses:
Cost of sales	54,244	112,293	139,508	(185,015)	121,030
Selling, general and administrative	21,093	52,240	66,224	(1,641)	137,916
Research and development	5,439	7,467	8,069	—	20,975

Operating (loss) income	(16,116)	15,402	(5,237)	(776)	(6,727)
Non-operating expense (income), net	51,512	(26,875)	(405)	306	24,538
Equity in (earnings) losses of subsidiaries	(26,305)	5,469	—	20,836	—

(Loss) earnings before income taxes	(41,323)	36,808	(4,832)	(21,918)	(31,265)
(Benefit) provision for income taxes	(15,386)	10,900	(842)	—	(5,328)

Net loss	$(25,937)	$25,908	$(3,990)	$(21,918)	$(25,937)

Condensed Consolidating Statement of Operations – Nine months ended September 26, 2008 (in thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$115,469	$556,342	$810,031	$(581,979)	$899,863
Operating costs and expenses:
Cost of sales	75,599	413,177	511,636	(650,974)	349,438
Selling, general and administrative	69,603	134,550	175,603	(3,688)	376,068
Research and development	29,160	20,185	6,849	—	56,194
Restructuring charges	7,635	7,697	9,200	—	24,532
Net gain on legal contingencies	(8,812)	—	(11,680)	—	(20,492)

Operating (loss) income	(57,716)	(19,267)	118,423	72,683	114,123
Non-operating expense (income)	13,936	(52,388)	(40,736)	135,311	56,123
Equity in earnings of subsidiaries	(112,979)	(136,495)	—	249,474	—

Earnings before income taxes	41,327	169,616	159,159	(312,102)	58,000
Provision for income taxes	5,367	5,603	11,070	—	22,040

Net earnings	$35,960	$164,013	$148,089	$(312,102)	$35,960

Condensed Consolidating Statement of Operations – Nine months ended September 28, 2007 (in thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$175,504	$530,909	$595,360	$(515,509)	$786,264
Operating costs and expenses:
Cost of sales	127,167	336,836	397,966	(513,286)	348,683
Selling, general and administrative	61,069	143,989	197,465	(5,387)	397,136
Research and development	14,106	18,072	28,641	—	60,819
In-process research and development	—	86,980	—	—	86,980

Operating loss	(26,838)	(54,968)	(28,712)	3,164	(107,354)
Non-operating expense (income), net	81,790	(75,951)	47,765	2,180	55,784
Equity in losses of subsidiaries	128,007	94,614	—	(222,621)	—

Loss before income taxes	(236,635)	(73,631)	(76,477)	223,605	(163,138)
(Benefit) provision for income taxes	(56,013)	55,150	18,347	—	17,484

Net loss	$(180,622)	$(128,781)	$(94,824)	$223,605	$(180,622)

Condensed Consolidating Statement of Cash Flows – Nine months ended September 26, 2008 (in thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by operating activities	$60,920	$22,751	$5,150	$—	$88,821

Cash flows from investing activities
Capital contribution	(114)	(14,818)	—	14,932	—
Acquisition of business, net of cash acquired	—	(77)	—	—	(77)
Additions to property, plant and equipment	(2,229)	(5,267)	(9,482)	—	(16,978)
Proceeds from sale of property, plant and equipment	—	—	615	—	615
Proceeds from sale of investment	3,318	1,099	—	—	4,417
Additions to software and other long-lived assets	(733)	(18)	(19)	—	(770)
Additions to demonstration and bundled equipment	—	(2,392)	(7,552)	—	(9,944)

Net cash provided by (used in) investing activities	242	(21,473)	(16,438)	14,932	(22,737)

Cash flows from financing activities
Capital contribution	—	114	14,818	(14,932)	—
Repayment of short-term borrowings, net	(60,000)	—	—	—	(60,000)
Repayment of long-term debt	(2,250)	—	—	—	(2,250)
Payment of financing-related costs	(2,763)	—	—	—	(2,763)
Proceeds from issuance of common stock	5,111	—	—	—	5,111

Net cash (used in) provided by financing activities	(59,902)	114	14,818	(14,932)	(59,902)

Effect of exchange rates on cash and equivalents	—	—	(5,753)	—	(5,753)

Net increase (decrease) in cash and equivalents	1,260	1,392	(2,223)	—	429
Cash and equivalents at beginning of period	236	2,031	32,258	—	34,525

Cash and equivalents at end of period	$1,496	$3,423	$30,035	$—	$34,954

Condensed Consolidating Statement of Cash Flows – Nine months ended September 28, 2007 (in thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$95,274	$(23,214)	$(40,353)	$—	$31,707

Cash flows from investing activities:
Capital contribution	(838,742)	(66,925)	—	905,667	—
Acquisition of business, net of cash acquired	—	(737,773)	—	—	(737,773)
Additions to property, plant and equipment	(1,200)	(4,827)	(18,214)	—	(24,241)
Proceeds from sale of property, plant and equipment	—	2	749	—	751
Additions to software and other long-lived assets	(2,204)	(3,149)	(38)	—	(5,391)
Additions to demonstration and bundled equipment	—	(1,424)	(4,904)	—	(6,328)

Net cash used in investing activities	(842,146)	(814,096)	(22,407)	905,667	(772,982)

Cash flows from financing activities:
Capital contribution	—	838,742	66,925	(905,667)	—
Proceeds from short-term borrowings, net	51,000	—	—	—	51,000
Repayment of long-term debt	(2,250)	—	—	—	(2,250)
Payments of financing-related cost	(15,386)	—	—	—	(15,386)
Proceeds from issuance of long-term debt	695,500	—	—	—	695,500
Proceeds from issuance of common stock	18,651	—	—	—	18,651
Repurchase of treasury stock	(64)	—	—	—	(64)

Net cash provided by financing activities	747,451	838,742	66,925	(905,667)	747,451

Effect of exchange rates on cash and equivalents	—	—	(4,149)	—	(4,149)

Net increase in cash and equivalents	579	1,432	16	—	2,027
Cash and equivalents at beginning of period	344	1,187	32,991	—	34,522

Cash and equivalents at end of period	$923	$2,619	$33,007	$—	$36,549

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

The Company uses foreign currency option contracts, which provide for the sale of foreign currencies to offset foreign currency exposures expected to arise in the normal course of the Company’s business. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. The principal currencies subject to this process are the Japanese yen and the euro. The foreign exchange forward contracts are entered into to protect the value of foreign currency denominated monetary assets and liabilities and the changes in the fair value of the foreign exchange forward contracts are economically designed to offset the changes in the revaluation of the foreign currency denominated monetary assets and liabilities. These forward contracts are denominated in currencies that represent material exposures. The changes in the fair value of foreign currency option and forward contracts are recorded through earnings as “Unrealized (gain) loss on derivative instruments,” while any realized gains or losses on expired contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of operations. Any premium cost of purchased foreign exchange option contracts is recorded in “Other current assets” and amortized over the life of the options.

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

(b)	Income approach – Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models); and

(c)	Cost approach – Amount that would be required to replace the service capacity of an asset (replacement cost).

Assets and liabilities measured at fair value as of September 26, 2008 on a recurring basis are as follows:

(in millions)	Assets	Liabilities	Valuation Technique
	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 2)
Foreign currency option contracts	$0.1	$—	(a	)
Foreign currency forward exchange contracts	—	—	(a	)

There were no changes in the valuation techniques used to measure asset or liability fair values on a recurring basis in the nine months ended September 26, 2008.

Note 6: Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by adjusting net earnings (loss) and the weighted average outstanding shares, assuming the conversion of all potentially dilutive convertible securities, stock options and stock purchase plan awards.

For the three and nine months ended September 26, 2008, the Company included the dilutive effect of stock options, Employee Stock Purchase Plans (“ESPP”) and unvested restricted stock of approximately 2.1 million shares and 1.9 million shares, respectively. For the three and nine months ended September 26, 2008, there were 6.6 million and 5.5 million antidilutive stock options excluded from the computation of dilutive shares outstanding, respectively. The three and nine months ended September 28, 2007 exclude the aggregate dilutive effect of approximately 1.9 million and 2.2 million shares, respectively, for stock options, ESPP and unvested restricted stock as the effect would be antidilutive due to the net loss in each of these periods. For all periods presented, there were no potentially diluted common shares associated with the 2 1/2% Notes, the 1.375% Notes and the 3.25% Notes as the Company’s quarter-end stock price was less than the conversion prices of the notes.

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

Share-Based Compensation Expense

Total share-based compensation expense included in the unaudited consolidated statements of operations for the three and nine months ended September 26, 2008 and September 28, 2007 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Cost of sales	$571	$607	$1,496	$1,771

Operating Expenses—
Research and development	732	849	2,309	2,148
Selling, general and administrative	4,632	4,209	13,419	11,585
Restructuring charges	287	—	1,090	—

	5,651	5,058	16,818	13,733

Pre-tax expense	6,222	5,665	18,314	15,504
Income tax benefit	(2,105)	(1,878)	(6,103)	(4,960)

After tax expense	$4,117	$3,787	$12,211	$10,544

Approximately $0.3 million and $1.1 million of pre-tax share-based compensation expense was included in restructuring charges in the unaudited consolidated statements of operations for the three and nine months ended September 26, 2008, respectively, due to acceleration of vesting of certain awards in connection with the restructuring.

Stock Options

Stock options granted to employees are exercisable at a price equal to the fair market value of the common stock on the date of the grant and generally vest at a rate of 25% per year beginning twelve months after the date of grant. Grants under these plans expire ten years from the date of grant.

The Company issues new shares to satisfy option exercises.

The following is a summary of stock option activity (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	7,518	$27.95
Granted	1,452	22.93
Exercised	(213)	10.49
Forfeitures, cancellations and expirations	(258)	36.14

Outstanding at September 26, 2008	8,499	$27.29

Vested and expected to vest at September 26, 2008	8,236	$27.11

Exercisable at September 26, 2008	5,817	$25.37

Note 8: Comprehensive Income (Loss)

The following tables summarize the components of comprehensive income (loss) (in thousands):

	Three Months Ended
	September 26, 2008			September 28, 2007
	Before-tax amount	Income tax	Net-of-tax amount	Before-tax amount	Income Tax	Net-of-tax amount
Foreign currency translation adjustments	$(51,331)	$—	$(51,331)	$30,378	$—	$30,378
Net earnings (loss)			7,073			(25,937)

Total comprehensive (loss) income			$(44,258)			$4,441

	Nine Months Ended
	September 26, 2008			September 28, 2007
	Before-tax amount	Income tax	Net-of-tax amount	Before-tax amount	Income Tax	Net-of-tax amount
Foreign currency translation adjustments	$(12,174)	$—	$(12,174)	$36,822	$—	$36,822
Net earnings (loss)			35,960			(180,622)

Total comprehensive income (loss)			$23,786			$(143,800)

Note 9: Business Segment Information

The operating segments are segments for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

The Company’s reportable segments reflect the way it currently manages its business. These reportable segments are represented by three business units: cataract, refractive and eye care. The cataract business sells monofocal intraocular lenses, phacoemulsification systems, viscoelastics and related products used in ocular surgery. The refractive business sells and provides service for wavefront diagnostic devices, femtosecond lasers and associated patient interface devices, excimer laser systems and treatment cards, and refractive implants. The eye care business sells disinfecting solutions, enzymatic cleaners, lens rewetting drops and artificial tears. Effective January 1, 2008, net sales of refractive implant products and the related impact on operating income are reported in the refractive business segment. Prior to 2008, refractive implant products were included in the cataract business segment. Accordingly, net sales and the impact on operating income attributable to refractive implant products in the three and nine months ended September 28, 2007 have been reclassified from the cataract to refractive business segments to conform to the new presentation.

The Company evaluates segment performance based on operating income, excluding certain costs such as business repositioning and restructuring costs, acquisition-related costs and stock-based compensation expense. Research and development costs, manufacturing operations and related variances, inventory provision/repricing costs and supply chain costs are managed on a global basis and are considered corporate costs. The Company presents segment information, which management believes is determined in accordance with measurement principles that are consistent with those used in the corresponding amounts in the consolidated financial statements. Because operating segments are generally defined by the products each segment manufactures and sells, they do not generally make sales to each other. Depreciation and amortization related to the manufacturing of goods, excluding amortization of intangible assets, is included in the operating income of the Company’s reportable segments. The Company does not discretely allocate assets to its operating segments, nor does the Company’s chief operating decision maker evaluate operating segments using discrete asset information.

Business Segments

	Net Sales		Operating Income (Loss)
	Three Months Ended		Three Months Ended
(In thousands)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Operating segments:
Cataract	$129,441	$118,888	$70,558	$61,142
Refractive	96,003	112,149	59,054	68,858
Eye Care	50,191	42,157	15,999	715

Total segments	275,635	273,194	145,611	130,715
Global operations	—	—	(43,277)	(55,053)
Research and development	—	—	(16,876)	(20,975)
Restructuring charges	—	—	(3,447)	—
General corporate	—	—	(55,368)	(61,414)

Total	$275,635	$273,194	$26,643	$(6,727)

	Net Sales		Operating Income (Loss)
	Nine Months Ended		Nine Months Ended
(In thousands)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Operating segments:
Cataract	$398,257	$359,553	$212,465	$188,067
Refractive	334,781	306,207	200,946	188,233
Eye Care	166,825	120,504	56,472	(4,448)

Total segments	899,863	786,264	469,883	371,852
Global operations	—	—	(130,763)	(147,372)
Research and development	—	—	(56,194)	(60,819)
In-process research and development	—	—	—	(86,980)
Restructuring charges	—	—	(24,532)	—
General corporate	—	—	(144,271)	(184,035)

Total	$899,863	$786,264	$114,123	$(107,354)

Geographic Area Information

(In thousands)	Net Sales
	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
United States:
Cataract	$39,565	$37,468	$111,945	$107,446
Refractive	45,725	69,036	182,295	204,330
Eye Care	14,285	8,991	43,665	31,347

Total United States	99,575	115,495	337,905	343,123

Americas, excluding United States:
Cataract	10,074	9,178	31,022	27,508
Refractive	4,738	5,494	15,064	13,459
Eye Care	1,322	(77)	4,295	2,815

Total Americas, excluding United States	16,134	14,595	50,381	43,782

Europe/Africa/Middle East:
Cataract	47,212	42,816	161,165	142,019
Refractive	19,143	18,158	65,138	47,355
Eye Care	17,600	14,224	55,654	44,930

Total Europe/Africa/Middle East	83,955	75,198	281,957	234,304

Japan:
Cataract	19,610	17,469	55,999	47,843
Refractive	15,618	9,121	39,222	16,789
Eye Care	11,011	14,562	41,792	34,863

Total Japan	46,239	41,152	137,013	99,495

Asia Pacific:
Cataract	12,980	11,957	38,126	34,737
Refractive	10,779	10,340	33,062	24,274
Eye Care	5,973	4,457	21,419	6,549

Total Asia Pacific	29,732	26,754	92,607	65,560

Total	$275,635	$273,194	$899,863	$786,264

The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 36.1% and 37.6% of total net sales for the three and nine months ended September 26, 2008, respectively, and 42.3% and 43.6% of total net sales for the three and nine months ended September 28, 2007, respectively. Additionally, sales in Japan represented 16.8% and 15.2% of total net sales for the three and nine months ended September 26, 2008, respectively, and 15.1% and 12.7% of total net sales for the three and nine months ended September 28, 2007, respectively. No other country, or single customer, generated over 10% of total net sales in the periods presented.

Note 10: Commitments and Contingencies

Product Recall

In May 2007, the Company initiated a global recall of the Complete MoisturePlus multipurpose formulation (the “2007 Recall”) after being informed by the U.S. Food and Drug Administration of an association with acanthamoeba keratitis. The 2007 Recall resulted in the following charges during the year ended December 31, 2007: a provision for sales returns of $41.5 million and charges totaling $67.5 million, which comprised $37.5 million in costs of goods sold for impairment of inventory and distribution costs, $29.7 million in selling, general and administrative costs associated with public relations, communication, investigation, processing and handling of distributor and end-customer reimbursements and $0.3 million in research and development costs. As of September 26, 2008, the Company had approximately $2.3 million in accrued liabilities and $0.7 million in accrued sales returns associated with the 2007 Recall.

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

As of September 26, 2008, the Company has been served or is aware that it has been named as a defendant in approximately 146 product liability lawsuits pending in various state and federal courts within the U.S. as well as certain jurisdictions outside the U.S. in relation to the 2007 Recall. These suits involve allegations of personal injury to 174 consumers. Of these 146 cases, 127 have been filed in various U.S. courts, 13 in Canada and two in jurisdictions outside North America. None of the U.S. personal injury actions have been filed as purported class actions; however, ten of the Canadian personal injury matters seek class action status. In addition to personal injury suits, three U.S. and four Canadian matters have been filed as purported class actions by uninjured consumers seeking reimbursement for discarded product pursuant to various consumer protection statutes.

These cases involve complex medical and scientific issues relating to both liability and damages. Moreover, most of the plaintiffs seek unspecified damages. Because of this, and because these types of suits are inherently unpredictable, the Company is unable at this time to predict the outcome of these matters. The Company intends to vigorously defend itself in these matters; however, litigation may be both time-consuming and disruptive to the Company’s operations and cause significant expense and diversion of management attention, regardless of the merits of the cases. In recognition of these considerations, the Company could enter into settlements or incur judgments that, individually or in the aggregate, could have a material adverse impact on its financial condition, results of operations or cash flows in any such period.

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

Note 11: Pension Benefit Plans

The Company sponsors defined benefit pension plans in Japan and in certain European countries. Components of net periodic benefit cost under these plans were (in thousands):

	Three Months Ended		Nine months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Service cost	$546	$551	$1,638	$1,653
Interest cost	209	174	627	522
Expected return on plan assets	(84)	(80)	(252)	(240)
Amortization of prior service cost	12	11	36	33
Amortization of net actuarial (gain) loss	(6)	26	(18)	78

Net periodic benefit cost	$677	$682	$2,031	$2,046

Note 12: Subsequent Events

In October 2008, the Company purchased approximately $124 million aggregate principal amount of its 3.25% convertible senior subordinated notes due 2026 for approximately $52 million and approximately $57 million aggregate principal amount of its 2 1/2% convertible senior subordinated notes due 2024 for approximately $45 million resulting in a pre-tax gain of $84 million. The Company has not yet determined the effect of the gain on certain tax attributes, including net operating loss carryforwards and tax credits. These repurchases were consummated pursuant to privately negotiated transactions with holders of the notes that had previously contacted the Company. The Company funded these repurchases by drawing approximately $97 million on its senior revolving credit facility.

ADVANCED MEDICAL OPTICS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended September 26, 2008

The following discussion and analysis presents the factors that had a material effect on AMO’s cash flows and results of operations during the three and nine months ended September 26, 2008, and the Company’s financial position at that date. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Certain Factors and Trends Affecting AMO and Its Businesses.” The following discussion should be read in conjunction with the 2007 Form 10-K and the unaudited consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

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

Restructuring Plan

After our acquisition of IntraLase Corp. in the second quarter of 2007, we continued femtosecond laser manufacturing operations in Irvine, California (Irvine Plant). As part of the overall integration of IntraLase, on December 13, 2007, we committed to a plan to relocate the femtosecond laser manufacturing operations from the Irvine Plant to our excimer laser and phacoemulsification manufacturing facility in Milpitas, California (Milpitas Plant), in order to consolidate equipment manufacturing in one location and to maximize opportunities to leverage core strengths. We also moved the assembly of IntraLase disposable patient interfaces from the Irvine Plant to our facility in Puerto Rico in order to obtain additional synergies.

As a continuation of our commitment to further enhance our global competitiveness, operating leverage and cash flow, our Board of Directors on February 12, 2008 approved an additional plan to reduce our fixed costs. The additional plan included a net workforce reduction of approximately 150 positions, or about 4% of our global workforce. In addition, we consolidated certain operations, including the relocation of all non-manufacturing related activities at the Irvine Plant, to improve our overall facility utilization.

These plans include workforce reductions and transfers, outplacement assistance, relocation of certain employees, facilities-related costs, and accelerated amortization of certain long-lived assets and termination of redundant supplier contracts. These plans also resulted in start-up costs such as expenses for moving, incremental travel, recruiting and duplicate personnel associated with hiring staff during ramp-up, as well as incremental costs associated with capacity underutilization of the Milpitas Plant during the ramp-up period.

We currently expect to complete these activities in 2008 and estimate the total pre-tax charges resulting from these plans to be in the range of $36 million to $43 million, substantially all of which are expected to be cash expenditures. The Company has recognized the following costs associated with the restructuring plans (in thousands):

	Three Months Ended September 26, 2008	Nine Months Ended September 26, 2008
Costs included in cost of sales:
Facilities related and other costs	$4,721	$4,721
Termination of redundant supplier contracts	166	166
Incremental costs for transition and start-up activities at the Milpitas Plant	803	803

	5,690	5,690
Costs included in selling, general and administrative expenses:
Accelerated depreciation relating to the restructuring	1,839	3,678

Costs included in restructuring charges:
Severance, retention bonuses, employee relocation and other one-time termination benefits	1,991	22,463
Facilities related and other costs	—	613
Travel and relocation	1,456	1,456

	3,447	24,532

Total	$10,976	$33,900

Cumulative charges from plan inception through September 26, 2008 were $34.3 million. Expected annualized cost savings from these restructuring actions are expected to range from $12 million to $16 million. Actual cost savings could be significantly different from the estimated range if any unforeseen events or changes occur.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Actual results could differ materially from those estimates. Certain of these significant accounting policies are considered to be critical accounting policies as more fully described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the our Annual Report on Form 10-K for the year ended December 31, 2007. Management believes that at September 26, 2008 there has been no material change to this information.

We performed our annual impairment test of goodwill and purchased intangible assets with indefinite lives during the second quarter of 2008 and determined there was no impairment. The valuation of goodwill and purchased intangible assets with indefinite lives requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, investments in capital equipment and working capital, and discount rates. As compared to our internal projections, we have experienced declines in our Refractive revenue during the third quarter as a result of the ongoing impact of deteriorating economic conditions on this business. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge related to intangible assets and/or goodwill prior to the next annual review in the second quarter of 2009, which could be material to our consolidated financial statements.

RESULTS OF OPERATIONS

The following tables present net sales and operating income (loss) by operating segment for the three and nine months ended September 26, 2008 and September 28, 2007:

	Net Sales		Operating Income
	Three Months Ended		Three Months Ended
(In thousands)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Cataract	$129,441	$118,888	$70,558	$61,142
Refractive	96,003	112,149	59,054	68,858
Eye Care	50,191	42,157	15,999	715

Total operating segments	$275,635	$273,194	$145,611	$130,715

	Net Sales		Operating Income (Loss)
	Nine Months Ended		Nine Months Ended
(In thousands)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Cataract	$398,257	$359,553	$212,465	$188,067
Refractive	334,781	306,207	200,946	188,233
Eye Care	166,825	120,504	56,472	(4,448)

Total operating segments	$899,863	$786,264	$469,883	$371,852

Net sales. Total net sales increased 0.9% and 14.4% in the three and nine months ended September 26, 2008, respectively, compared to the same periods last year. The increases in net sales in the three and nine months ended September 26, 2008 resulted from higher net sales in our Cataract and Eye Care operating segments, partially offset by a decrease in net sales in the third quarter of 2008 in our Refractive operating segment. Net sales also include a favorable foreign currency impact of 2.7% and 5.4% in the three and nine months ended September 26, 2008, respectively. Our sales and earnings may be favorably impacted during times of a weakening U.S. dollar. Sales in the U.S. represented 36.1% and 37.6% of total net sales for the three and nine months ended September 26, 2008, respectively. Additionally, sales in Japan represented 16.8% and 15.2% of total net sales in the three and nine months ended September 26, 2008, respectively. No other country, or single customer, generated over 10% of total net sales in the periods presented.

Net sales from our Cataract business increased by 8.9% and 10.8% in the three and nine months ended September 26, 2008, respectively, compared with the same periods last year. The increases in net sales were the result of strong performance in all product categories both domestically and internationally. Total IOL sales increased by 9.0% and 9.6% to $67.0 million and $209.7 million in the three and nine months ended September 26, 2008, respectively, compared with the same periods last year, driven by our proprietary Tecnis line of aspheric monofocal IOLs, including Tecnis 1-piece, our first single piece acrylic IOL offering. Net sales from viscoelastics and phacoemulsification systems were up 5.7% and 12.0% to $55.4 million and $172.5 million in the three and nine months ended September 26, 2008, respectively, compared with the same periods last year, due to increased sales of our WhiteStar Signature system and continued growth of our Sovereign Compact phacoemulsification system and increases in surgical pack sales.

Cataract net sales growth in the U.S. of 5.6% and 4.2% and in the Other Americas of 9.8% and 12.8% in the three and nine months ended September 26, 2008, respectively, was due to strong demand for our core products, partially offset by decreases in sales of older-technology intraocular lenses and viscoelastics. Sales in Europe/Africa/Middle East increased by 10.3% and 13.5% in the three and nine months ended September 26, 2008, respectively, primarily due to continued strong IOL sales driven by our proprietary Tecnis line of aspheric monofocal IOLs. Sales in Japan increased by 12.3% and 17.0% in the three and nine months ended September 26, 2008, respectively. Sales in Asia Pacific increased by 8.6% and 9.8% in the three and nine months ended September 26, 2008, respectively, compared with the same periods last year. The increases reflect growth for all product lines. Net sales in our Cataract business reflect a favorable foreign currency impact of 3.8% and 7.0% in the three and nine months ended September 26, 2008, respectively, largely from fluctuations of the yen and the euro versus the U.S. dollar.

Net sales from our Refractive business decreased by 14.4% to $96.0 million in the three months ended September 26, 2008, compared with the same period last year. The decrease primarily reflects a $3.9 million decline in the sales of refractive implants, an $8.5 million decrease in system sales and declines in excimer and femtosecond procedure volumes associated with economic weakness affecting the United States, which were down about 35% in the current quarter. We expect U.S. procedures to continue to be impacted throughout 2008 and into 2009. An acceleration of this decline in the U.S. or globally would have a material adverse impact on our revenue, results of operations, financial condition and liquidity. Net sales from our Refractive business increased by 9.3% to $334.8 million in the nine months ended September 26, 2008, compared with the same period last year. The increase primarily reflects increased procedure and related and increased systems sales in the first two quarters of 2008, partially offset by an $8.7 million decline in sales of refractive implants and the decline in sales of procedure volumes discussed above. Net sales decreased in the U.S. by 33.8% and 10.8% in the three and nine months ended September 26, 2008, respectively, compared with the same periods last year, due to lower excimer and femtosecond laser procedure volumes. Net sales decreased in the Other Americas by 13.8% in the three months ended September 26, 2008 due to lower excimer and femtosecond laser procedure volumes. Net sales increased in the Other Americas by 11.9% in the nine months ended September 26, 2008, compared with the same period last year, due to a favorable shift toward CustomVue procedures. Net sales in the three and nine months ended September 26, 2008 increased in Europe/Africa/Middle East, Japan and Asia Pacific, as a result of our international expansion strategy for the Refractive business, offset by lower procedure volumes in Europe in the third quarter of 2008. Net sales in our Refractive business reflect a favorable foreign currency impact of 0.6% and 2.0% in the three and nine months ended September 26, 2008, respectively, largely from fluctuations of the yen and the euro versus the U.S. dollar.

Net sales from our Eye Care business increased by 19.1% and 38.4% in the three and nine months ended September 26, 2008, respectively, compared with the same periods last year. The increase in net sales reflects our continued recovery from the 2007 Recall with renewed sales of our multipurpose solutions, growing demand for our newly launched line of over-the-counter dry eye products sold under the blink® Tears brand and increased sales of hydrogen peroxide-based products, principally in Europe and Japan. Net sales increased significantly in every region in the three and nine months ended September 26, 2008, compared with the same periods last year, primarily as a result of higher multipurpose solutions sales attributable to the recovery from the 2007 Recall. Additionally, net sales in the U.S. and Europe benefitted from growing demand for our recently launched over-the-counter dry eye product. Net sales in our Eye Care business included a favorable foreign currency impact of 4.8% and 9.4% in the three and nine months ended September 26, 2008, respectively, largely resulting from fluctuations of the yen and the euro versus the U.S. dollar.

Gross margin and gross profit. Our gross margin percentage was 59.9% and 61.2% in the three and nine months ended September 26, 2008, respectively, compared with 55.7% in the same periods last year. The increases were a result of revenue shifts away from lower margin refractive equipment toward higher margin refractive procedures and cataract offerings, offset by $5.7 million of charges relating to the restructuring included in gross profit for the three and nine months ended September 26, 2008. Gross profit for the nine months ended September 28, 2007 included a $72.6 million negative impact from the 2007 Recall associated with sales returns and product-related costs. Gross profit for the nine months ended September 28, 2007 also included a $2.3 million negative impact from the 2006 China Eye Care recall, a $7.7 million non-cash charge for the step-up of inventory to fair value in connection with the IntraLase acquisition and a $4.7 million charge to discontinue the Amadeus microkeratome distributor agreement in the first quarter of 2007.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses decreased as a percent of net sales by 7.7 percentage points to 42.8%, and by 8.7 percentage points to 41.8% in the three and nine months ended September 26, 2008, respectively, compared with the same periods last year. The significant contributors to the decreases include lower headcount related spending, significantly lower discretionary spending and reductions in variable and performance based expenses. Also, these decreases are net of a $1.8 million charge and $3.7 million charge in the three and nine months ended September 26, 2008, respectively, for accelerated depreciation of the former IntraLase headquarters building we exited early in the fourth quarter of 2008 as part of our restructuring initiative. Integration-related costs associated with the IntraLase acquisition in the three and nine months ended September 28, 2007 were $4.9 million and $11.5 million, respectively. The nine months ended September 28, 2007 included $8.2 million in expenses for costs incurred in connection with a proposed acquisition of another company in the ophthalmic segment which we withdrew in August 2007, $2.1 million in China 2006 Eye Care recall-related costs in the first quarter of 2007 and a $16.8 million charge in 2007 Recall and product re-launch expenses.

Research and development. Research and development expenditures decreased as a percent of net sales by 1.6 percentage points to 6.1%, and by 1.5 percentage points to 6.2% in the three and nine months ended September 26, 2008, respectively, compared with the same periods last year. The decrease was due to the planned synergies following the IntraLase integration. In 2007, research and development as a percentage of sales reflected a loss in sales as a result of the 2007 Recall. We also recognized an impairment charge of $1.0 million in the first quarter of 2007 in connection with a research and development licensing agreement. Our research and development strategy is to develop proprietary products for vision correction that are safe and effective and address unmet needs. We are currently focusing on new advancements that will build on our Tecnis, Healon and phacoemulsification technologies, corneal and lens-based solutions to presbyopia, projects from the acquisitions of WFSI and IntraLase, and additional multipurpose solutions and dry eye products.

In-process research and development. In the nine months ended September 28, 2007, we recorded an $87.0 million in-process research and development (“IPR&D”) charge from the IntraLase and WFSI acquisitions. This charge represented the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use.

Restructuring charges. In the three and nine months ended September 26, 2008, we incurred $3.4 million and $24.5 million, respectively, of pre-tax charges which comprised severance, retention bonuses and other one-time termination benefits of $2.0 million and $22.5 million, respectively, and travel, relocation and facilities related costs of $1.5 million and $2.1 million, respectively.

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

Operating Income (Loss). Operating income as a percentage of net sales, or operating margin, was 9.7% and 12.7% in the three and nine months ended September 26, 2008, respectively. Operating income of $26.6 million in the three months ended September 26, 2008 includes $9.1 million in restructuring charges, a $1.8 million charge for accelerated depreciation of leasehold improvements related to the restructuring, $17.1 million of intangible amortization included in SG&A and $5.9 million in share-based compensation expense. The net impact from these items reduced operating margin by 12.3 percentage points in the three months ended September 26, 2008. Operating income of $114.1 million in the nine months ended September 26, 2008 includes $20.5 million net gain on legal contingencies, $30.2 million in restructuring charges, a $3.7 million charge for accelerated depreciation of leasehold improvements related to the restructuring, $51.4 million of intangibles amortization included in SG&A and $17.2 million in share-based compensation expense. The net impact from these items reduced operating margin by 9.1 percentage points in the nine months ended September 26, 2008.

Operating loss as a percentage of net sales, or operating margin, was 2.5% and 13.7% in the three and nine months ended September 28, 2007, respectively. Operating loss of $6.7 million in the three months ended September 28, 2007 includes $5.1 million for IntraLase integration-related costs, $6.8 million from incremental amortization of acquired IntraLase intangible assets and $5.7 million in share-based compensation expense. The negative impact on operating loss from the 2007 Recall was $31.1 million in the third quarter of 2007 associated with sales returns and product-related costs. The net impact from these items reduced operating margin by 17.8 percentage points in addition to the net effect of the decline in Eye Care sales in the three months ended September 28, 2007. Operating loss of $107.4 million in the nine months ended September 28, 2007 includes $120.0 million of IntraLase acquisition-related charges (including amortization expense of $13.6 million), $4.4 million from the 2006 China Eye Care recall in the first quarter, $15.5 million in share-based compensation expense, $8.2 million in connection with the proposal to acquire another company in the ophthalmic segment, $4.7 million related to the discontinuation of a distributor contract, $1.0 million impairment related to a R&D licensing agreement and $1.6 million for IPR&D related to the WFSI acquisition. The negative impact on operating loss from the 2007 Recall was $89.5 million year to date associated with sales returns and product-related costs. These charges reduced operating margin by 31.2 percentage points in addition to the net effect of the decline in Eye Care sales in the nine months ended September 28, 2007.

Operating income from our Cataract business increased by $9.4 million and $24.4 million in the three and nine months ended September 26, 2008, respectively, primarily due to the increase in net sales of IOL products, viscoelastics and phacoemulsification systems discussed above. Operating income from our Refractive business decreased by $9.8 million in the three months ended September 26, 2008, primarily due to lower U.S. procedure volumes and decreased refractive IOL sales in the U.S. Operating income from our Refractive business increased by $12.7 million in the nine months ended September 26, 2008, primarily due to the impact of the IntraLase acquisition, which was completed in the second quarter of 2007. Operating income from our Eye Care business increased by $15.3 million and $60.9 million in the three and nine months ended September 26, 2008, respectively, primarily due to the recovery from the 2007 Recall discussed above.

Non-operating expense. Interest expense was $17.6 million and $56.6 million in the three and nine months ended September 26, 2008, respectively, compared with $20.6 million and $48.8 million in the three and nine months ended September 28, 2007, respectively. The decrease in the three months ended September 26, 2008 was due to lower interest rates during the quarter on variable rate borrowings. The increase in the nine months ended September 26, 2008 was due to the issuance of more than $700 million in debt in April 2007 in connection with the IntraLase acquisition, partially offset by lower interest rates during the third quarter of 2008 on variable rate borrowings. Interest expense in the nine months ended September 28, 2007 includes a $1.3 million deferred financing cost write-off associated with the IntraLase acquisition.

We recorded an unrealized gain on derivative instruments of $5.8 million and $6.4 million in the three and nine months ended September 26, 2008, respectively, compared to an unrealized loss on derivative instruments of $2.4 million and $2.7 million in the three and nine months ended September 28, 2007, respectively. We record as “unrealized (gain) loss on derivative instruments, net” the mark-to-market adjustments on the outstanding foreign currency options and forward contracts which we enter into as part of our overall risk management strategy to reduce the volatility of expected earnings in currencies other than the U.S. dollar. The net gain in the first nine months of 2008 and net loss in the nine months ended September 28, 2007 were largely attributable to euro and Japanese yen instruments.

Income taxes. We recorded a provision for income taxes of $4.3 million and $22.0 million in the three and nine months ended September 26, 2008, respectively, resulting in effective tax rates of approximately 38.0% for both periods. The effective tax rate reflected a benefit from stock-based compensation expense of $2.1 million recognized at an estimated effective rate of approximately 34% for the nine months ended September 26, 2008.

We recorded a provision (benefit) for income taxes of ($5.3) million and $17.5 million in the three and nine months ended September 28, 2007, resulting in overall effective tax rates of 17.0% and (10.7%), respectively. For the three months ended September 28, 2007, the 2007 Recall continued to impact lower-tax foreign jurisdictions and resulted in a reduced tax benefit. The tax rate for the nine months ended September 28, 2007 was negatively impacted by the 2007 Recall, including the related impact on utilization of foreign tax credits resulting in a net deferred tax expense of $21 million. The results for the nine months ended September 28, 2007 included $87.0 million of IPR&D charges related to the purchase of IntraLase and WFSI and a $1.0 million write-off associated with a research and development agreement for which no tax benefits were recorded and a $19.2 million deferred tax expense associated with the integration of IntraLase.

Our future effective income tax rate may vary depending on our mix of domestic and international taxable income or loss and the various tax and treasury methodologies that we implement, including our policy regarding repatriation of future accumulated foreign earnings.

The 2008 tax provision and tax rate may be reduced as a result of the passage of the Emergency Economic Stabilization Act of 2008, which extended the Federal Research and Development Tax Credit and the California Budget Act of 2008 (AB 1452) which has made substantial changes in the limitations on the use of California business credits; both of which were enacted subsequent to September 26, 2008.

As of September 26, 2008, the liability for income taxes associated with uncertain tax positions was $47.6 million and the net amount of $31.4 million, if recognized, would favorably affect the Company’s effective tax rate. The difference primarily relates to timing differences and amounts arising from past business combinations which, if recognized, would be recorded to goodwill. During the third quarter of 2008, the amount of uncertain tax positions decreased by $1.6 million reflecting decreases related to both statute expirations and foreign currency translation offset by increases for ongoing open matters. The amount of the decrease that favorably impacted our effective tax rate for the third quarter of 2008 was $0.6 million. Accrued penalties and interest of $3.6 million (net of a tax benefit of $1.8 million) at June 27, 2008 increased to $3.8 million (net of a tax benefit of $1.9 million) at September 26, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms. As of September 26, 2008, we had cash and equivalents of $35.0 million.

Historically, we have generated cash from operations in excess of working capital requirements, and we expect to do so in the future. Net cash provided by operating activities was $88.8 million and $31.7 million in the nine months ended September 26, 2008 and September 28, 2007, respectively. Cash provided by operating activities was impacted by the cash outlay for restructuring actions, timing of accounts receivable collections, rate of inventory turnover, the buildup of bridging inventories to support our manufacturing move, the decrease in equipment sales in the third quarter of 2008, the buildout of our global service structure and the payment of accounts payable and other current liabilities. In addition, cash provided by operating activities includes the net cash proceeds from a gain on legal contingencies of $20.5 million.

Net cash used in investing activities was $22.7 million and $773.0 million in the nine months ended September 26, 2008 and September 28, 2007, respectively. Expenditures for property, plant and equipment totaled $17.0 million and $24.2 million in the nine months ended September 26, 2008 and September 28, 2007, respectively. Expenditures in the nine months ended September 26, 2008 primarily comprised expenditures associated with the new Milpitas Plant and continuation of upgrades and expansion of our Eye Care facility in China. Expenditures in the nine months ended September 28, 2007 primarily comprised expenditures to upgrade and expand our Eye Care manufacturing facility in China and continuation of upgrades to our manufacturing facilities in Puerto Rico and Uppsala, Sweden. Expenditures for demonstration (demo) and bundled equipment, primarily phacoemulsification equipment, were $9.9 million and $6.3 million in the nine months ended September 26, 2008 and September 28, 2007, respectively. We maintain demo and bundled equipment to facilitate future sales of similar equipment and related products to our customers. Expenditures for capitalized internal-use software and other long-lived assets were $0.8 million and $5.4 million in the nine months ended September 26, 2008 and September 28, 2007, respectively, which primarily comprised a company-wide system upgrade as part of the overall expansion of our business. In the nine months ended September 28, 2007, we used $724.0 million, net of cash acquired, to purchase IntraLase and $13.8 million to acquire WFSI. In 2008, we expect to invest approximately $35.0 million to $45.0 million in property, plant and equipment, demo and bundled equipment, and capitalized software as part of the overall expansion of our business.

Net cash used in financing activities was $59.9 million in the nine months ended September 26, 2008, which primarily comprised $65.0 million of debt repayments and financing-related costs, partially offset by $5.1 million from the sale of stock to employees. Net cash provided by financing activities was $747.5 million in the nine months ended September 28, 2007. We had net borrowings of $746.5 million in short-term and long-term debt that were used to finance the IntraLase acquisition and related financing costs.

We have access to a credit facility (the “Credit Facility”), which is comprised of a $300 million revolving line of credit maturing in April 2013 (the “Revolver”) and a $450 million term loan maturing in April 2014 (the “Term Loan”). As of September 26, 2008, the Revolver included commitments to support letters of credit totaling $8.5 million issued on our behalf for normal operating purposes, which resulted in an available balance of $291.5 million. The outstanding balance on the Term Loan was $444.4 million as of September 26, 2008.

In October 2008, we purchased approximately $124 million aggregate principal amount of our 3.25% convertible senior subordinated notes due 2026 for approximately $52 million and approximately $57 million aggregate principal amount of our 2 1/2% convertible senior subordinated notes due 2024 for approximately $45 million resulting in a net reduction of our total debt of $84 million. These repurchases were consummated pursuant to privately negotiated transactions with holders of the notes that had previously contacted the Company. The Company funded these repurchases by drawing approximately $97 million on the Revolver. After the purchase, the resulting available balance of the Revolver was approximately $195 million. We may purchase additional convertible notes from time to time, at prevailing market prices, through open market purchases or privately negotiated transactions.

Borrowings under the Credit Facility, if any, bear interest at current market rates plus a margin based upon our ratio of debt to EBITDA, as defined. The incremental interest margin on borrowings under the Credit Facility decreases as our ratio of debt to EBITDA decreases to specified levels. During the third quarter of 2008, this interest margin was 1.75% over the applicable LIBOR rate. Additionally, we can borrow at the prevailing prime rate of interest plus an interest margin of 0.75%. The average annual rate of interest during the third quarter of 2008, inclusive of incremental margin, was 4.84% and 4.57% for the Revolver and Term Loan, respectively.

Under the Credit Facility, certain transactions may trigger mandatory prepayment of borrowings. Such transactions may include certain equity or debt offerings, asset dispositions and extraordinary receipts. We pay a quarterly fee (1.875% per annum at September 26, 2008) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.50% per annum at September 26, 2008) on the average unused portion of the Revolver. In addition, we make mandatory quarterly amortization payments (1.0% per annum at September 26, 2008) on the outstanding balance of the Term Loan.

The Credit Facility provides that we maintain certain financial and operating covenants in order to continue to have access to the financing under the agreement. These covenants include, among other provisions, maintaining specific leverage and interest coverage ratios (the “Financial Covenants”) which pertain only to the Revolver. We were in compliance with the Financial Covenants at September 26, 2008. Certain covenants under the Credit Facility may limit the incurrence of additional indebtedness. Our Credit Facility prohibits dividend payments by us. On October 5, 2007, as a result of the 2007 Recall, we amended the Credit Facility. The amendment changed the Maximum Consolidated Total Leverage Ratio for certain quarterly periods. Additionally, for purposes of calculating this ratio as well as the Minimum Consolidated Interest Coverage Ratio, we were permitted to exclude certain recall costs and related impacts. On July 30, 2008, in anticipation of the effects to the LASIK business of the slowing U.S. economy, we amended the Credit Facility a second time. The amendment changed the Maximum Consolidated Total Leverage Ratio for certain quarterly periods. The Credit Facility is collateralized by a first priority perfected lien on, and pledge of, all of our combined present and future property and assets (subject to certain exclusions), 100% of the stock of the domestic subsidiaries, 66% of the stock of foreign subsidiaries and all present and future intercompany debts.

Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from some of our non-U.S. subsidiaries may result in additional tax costs. However, these cash balances are generally available without legal restriction to fund ordinary business operations.

We believe that the net cash provided by our operating activities and cash collections from customers, supplemented as necessary with borrowings available under our Credit Facility and existing cash and equivalents, will provide sufficient resources to fund our operating, capital expenditure, working capital, debt service and other cash needs over the next year. However, our ongoing ability to meet the Financial Covenants as well as our debt repayment and other obligations will be dependent upon our future performance, which is subject to business, economic, financial and other factors. We will not be able to control some of these factors such as continued adverse economic conditions in the refractive markets where we operate. We cannot be certain that our customers will pay timely on accounts receivable and that our cash flow from operating activities will be sufficient to allow us to pay principal and interest on our debt, support our operations and meet our other obligations. If any or all these business, economic, financial or other factors, either individually or in combination, affect our financial performance such that we are not in compliance with any Financial Covenant, including our obligation to make required principal or interest payments when due, our Revolver lenders would, under certain circumstances, be permitted to accelerate our obligation to repay the indebtedness owed them and if we were unable to repay, re-finance or restructure that indebtedness, they could take other actions, including proceeding against the collateral securing that indebtedness.

In the event of pending or actual non-compliance with the Financial Covenants, we would seek to amend the Financial Covenants or obtain waivers for non-compliance, either of which could result in additional costs in terms of fees and/or interest expense, if any amendment or waiver were granted at all. In the event the required percentage of lender banks were unwilling to amend the Financial Covenants or waive our non-compliance, and in the event our non-compliance continued beyond the relevant cure period, that event would constitute a default under our Term Loan and could result in an acceleration of our obligation to pay this indebtedness. If an acceleration of debt repayment were to occur and continue on our Credit Facility, we would then be in an event of default with our convertible and senior subordinated notes and potentially need to repay these amounts on demand.

If an amendment to the Financial Covenants required a change to the pricing schedule (i.e. the interest rates we are required to pay our Credit Facility lenders) then this higher interest rate would accrue to the benefit of both the Revolver banks as well as the Term Loan banks and could result in us paying substantial additional costs in terms of fees and/or interest expense.

We cannot guarantee that we would be able to negotiate any required waivers, amendments or refinancings or restructurings as contemplated above on terms favorable to us, if at all. In addition, the terms of existing or future waivers, amendments or debt agreements may restrict us from pursuing any of these alternatives.

Any of these above mentioned outcomes would have a material adverse effect on our business, our ability to repay debt principal, our financial condition and our liquidity.

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

Foreign currency fluctuations. Approximately 62.4% of our revenues for the nine months ended September 26, 2008 were derived from operations outside the United States and a significant portion of our cost structure is denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates. We expect the euro to experience devaluation during 2009.

The impact of foreign currency fluctuations on sales resulted in an increase of $42.4 million and $15.6 million for the nine months ended September 26, 2008 and September 28, 2007, respectively. These fluctuations were due primarily to fluctuations of the Japanese yen and the euro versus the U.S. dollar.

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

Off-balance sheet arrangements. We had no off-balance sheet arrangements at September 26, 2008 as defined in Regulation S-K Item 303(a)(4).

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles, and expands disclosure requirements regarding fair value measurements. Although SFAS No. 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. Where applicable, SFAS No. 157 simplifies and codifies fair value related guidance previously issued within GAAP. We have adopted FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), issued February 2008, and as a result we applied the provisions of SFAS No. 157 that are applicable as of January 1, 2008, which had no material effect on our consolidated financial statements. FSP 157-2 delays the effective date of SFAS No. 157 for certain non-financial assets and non-financial liabilities until January 1, 2009.

In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 was effective upon issuance on October 10, 2008, including prior periods for which financial statements had not been issued. The application of the provisions of FSP No. 157-3 did not materially affect our results of operations or financial condition as of and for the three and nine months ended September 26, 2008.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141R”), and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. We will be required to adopt SFAS No. 141R and SFAS No. 160 effective January 1, 2009. We have not yet determined the effect, if any, that the adoption of SFAS No. 141R and SFAS No. 160 will have on its consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” (“SFAS No. 142”). This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets acquired after January 1, 2009.

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

Certain Factors and Trends Affecting AMO and Its Businesses

Our disclosure and analysis in this report contain forward-looking information about our company’s financial results and estimates, business prospects and future products that involve substantial risks and uncertainties. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, product approvals or approved indications, reimbursement rates, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, and the outcome of contingencies, such as legal proceedings, financial results, and the expected results and benefits of our strategic initiatives and restructuring activities. Among the factors that could cause actual results to differ materially are the following:

•	risks associated with the timing, costs and expected benefits of our restructuring activities;

•	uncertainties associated with the research and development and regulatory processes;

•	our ability to make and successfully integrate acquisitions or enter into strategic alliances;

•	exposure to risks associated with doing business outside of the United States, where we conduct a significant amount of our sales and operations;

•	foreign currency risks and fluctuation in interest rates;

•	our ability to introduce new commercially successful products in a timely and effective manner;

•	our ability to maintain a sufficient and timely supply of products we manufacture;

•	our reliance on sole source suppliers for raw materials and other products, and single sites of manufacturing;

•	competitor consolidations increasing already intense competition from companies with substantially more resources and a greater marketing scale;

•	risks and expenses associated with our ability to protect our intellectual property rights;

•	risks and expenses associated with intellectual property litigation and infringement claims;

•	losses due to product liability claims, product recalls or corrections, or other litigation;

•	risks associated with our ability to regain market share in the multipurpose solution segment following our 2006 and 2007 recalls;

•	our ability to maintain our relationships with health care providers;

•	concentration of revenue with corporate LASIK chains and our ability to collect on accounts receivable;

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

•

our significant debt, which contains covenants limiting our business activities and our ability to continue to comply with those covenants, amend our senior credit facility on favorable terms if necessary, or to obtain financing from other sources;

•	changes in market acceptance of laser vision correction;

•	the possibility of long-term side effects and adverse publicity regarding laser correction surgery; and

•

the effect of the weak and volatile global economy on the ability of individuals to afford refractive procedures, which has already had, and is likely to continue to have, a material impact on our Refractive business in 2008.

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

Interest rate risk. At September 26, 2008, our debt comprises solely domestic borrowings and comprises $1.1 billion of fixed rate debt and $444.4 million of variable rate debt. If the interest rates on our variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $4.4 million based on the amount of outstanding variable rate debt at September 26, 2008.

The tables below present information about our debt obligations as of September 26, 2008 and December 31, 2007:

September 26, 2008

	Maturing in							Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Market Value
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$246,105	$246,105	$219,033
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$105,000	$105,000	$76,558
Weighted Average Interest Rate	—	—	—	—	—	1.375%	1.375%
Fixed Rate	$—	$—	$—	$—	$—	$500,000	$500,000	$330,150
Weighted Average Interest Rate	—	—	—	—	—	3.25%	3.25%
Fixed Rate	$—	$—	$—	$—	$—	$250,000	$250,000	$226,250
Weighted Average Interest Rate	—	—	—	—	—	7.50%	7.50%
Variable Rate	$2,250	$4,500	$4,500	$4,500	$4,500	$424,125	$444,375	$444,375
Weighted Average Interest Rate	5.40%	5.75%	5.75%	5.75%	6.00%	6.00%	5.75%
Total Debt Obligations	$2,250	$4,500	$4,500	$4,500	$4,500	$1,525,230	$1,545,480	$1,296,366
Weighted Average Interest Rate	5.40%	5.75%	5.75%	5.75%	6.00%	4.46%	4.41%

December 31, 2007

	Maturing in							Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Market Value
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$246,105	$246,105	$226,038
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$105,000	$105,000	$92,400
Weighted Average Interest Rate	—	—	—	—	—	1.375%	1.375%
Fixed Rate	$—	$—	$—	$—	$—	$500,000	$500,000	$400,425
Weighted Average Interest Rate	—	—	—	—	—	3.25%	3.25%
Fixed Rate	$—	$—	$—	$—	$—	$250,000	$250,000	$230,000
Weighted Average Interest Rate	—	—	—	—	—	7.50%	7.50%
Variable Rate	$60,000	$—	$—	$—	$—	$—	$60,000	$60,000
Weighted Average Interest Rate	5.00%	—	—	—	—	—	5.00%
Variable Rate	$4,500	$4,500	$4,500	$4,500	$4,500	$424,125	$446,625	$446,625
Weighted Average Interest Rate	5.00%	5.25%	5.50%	5.50%	5.75%	5.75%	5.50%
Total Debt Obligations	$64,500	$4,500	$4,500	$4,500	$4,500	$1,525,230	$1,607,730	$1,455,488
Weighted Average Interest Rate	5.00%	5.25%	5.50%	5.50%	5.75%	4.39%	4.36%

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

We may enter into foreign exchange option and forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business operations. Accordingly, we enter into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We enter into foreign exchange option and forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. We do not enter into foreign exchange option and forward contracts for trading purposes.

We use foreign currency option contracts, which provide for the sale of foreign currencies to offset foreign currency exposures expected to arise in the normal course of our business. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. The principal currencies subject to this process are the Japanese yen and the euro. The foreign exchange forward contracts are entered into to protect the value of foreign currency denominated monetary assets and liabilities, and the changes in the fair value of the foreign exchange forward contracts were economically designed to offset the changes in the revaluation of the foreign currency denominated monetary assets and liabilities. These forward contracts are denominated in currencies which represent material exposures. The changes in the fair value of foreign currency option and forward contracts are recorded through earnings as “Unrealized (gain) loss on derivative instruments,” while any realized gains or losses on expired contracts are recorded through earnings as “Other, net” in the accompanying unaudited consolidated statements of operations. Any premium cost of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized over the life of the options.

The following table provides information about our foreign currency derivative financial instruments outstanding as of September 26, 2008 and December 31, 2007, respectively. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	September 26, 2008		December 31, 2007
	Notional Amount	Average Contract or Strike Rate	Notional Amount	Average Contract or Strike Rate
	(in $millions)		(in $millions)
Foreign currency forward contracts:
Pay US$/Receive Foreign Currency:
U.K. Pound	$20.2	0.54	$17.9	0.50
Danish Krone	1.3	5.09	1.4	5.11
Swiss Franc	5.1	1.09	4.4	1.13
Norwegian Krone	—	—	0.8	5.44
Swedish Krona	2.3	6.63	—	—
Receive US$/Pay Foreign Currency:
Swedish Krona	—	—	24.9	6.42
Canadian Dollar	4.3	1.03	9.1	0.99
Australia Dollar	2.5	1.21	3.5	1.14
Japanese Yen	1.9	105.94	16.8	112.90

Total Notional	$37.6		$78.8

Estimated Fair Value	$—		$(0.2)

Foreign currency purchased put options:
Japanese Yen	$15.1	112.80	$35.8	119.02
Euro	22.8	1.43	46.0	1.32
Foreign currency sold call options:
Japanese Yen	18.1	93.96	29.3	114.97
Euro	25.2	1.58	46.0	1.32

Total Notional	$81.2		$157.1

Estimated Fair Value	$0.1		$(6.1)

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of September 26, 2008 and December 31, 2007, respectively. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective. There have been no changes during the fiscal quarter ended September 26, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On August 24, 2007 and September 13, 2007, two purported class action complaints were filed by Scott Kairalla and Barry Galison (the “Galison case”), respectively, in the U.S. District Court of the Central District of California on behalf of purchasers of our securities between January 4 and May 25, 2007. The Galison case was dismissed without prejudice on November 20, 2007. An amended consolidated complaint was filed on January 18, 2008 (“Consolidated Complaint”). The Consolidated Complaint alleges claims under the Securities Exchange Act of 1934 against us and certain of our officers and directors. The Consolidated Complaint alleges that we made material misrepresentations concerning our Complete MoisturePlus product. We filed a motion to dismiss the Consolidated Complaint on February 29, 2008 on behalf of all defendants. On June 6, 2008, the Court granted AMO’s motion, dismissed the Consolidated Complaint without prejudice, and granted plaintiffs leave to amend on or before July 7, 2008. Rather than file an amended complaint, Plaintiffs agreed to voluntarily dismiss the Consolidated Complaint and the case was dismissed with prejudice on July 11, 2008.

As of September 26, 2008, we have been served or are aware that we have been named as a defendant in approximately 146 product liability lawsuits pending in various state and federal courts within the U.S. as well as certain jurisdictions outside the U.S. in relation to the May 25, 2007 recall of Complete MoisturePlus Multi-Purpose Solution. These suits involve allegations of personal injury to 174 consumers. Of these 146 cases, 127 have been filed in various U.S. courts, 13 in Canada and two in jurisdictions outside North America. None of the U.S. personal injury actions have been filed as purported class actions; however, ten of the Canadian personal injury matters seek class action status. In addition to personal injury suits, three U.S. and four Canadian matters have been filed as purported class actions by uninjured consumers seeking reimbursement for discarded product pursuant to various consumer protection statutes.

These cases involve complex medical and scientific issues relating to both liability and damages. Moreover, most of the plaintiffs seek unspecified damages. Because of this, and because these types of suits are inherently unpredictable, we are unable at this time to predict the outcome of these matters. We intend to vigorously defend ourselves in these matters; however, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention, regardless of the merits of the cases. In recognition of these considerations, we could enter into settlements or incur judgments that, individually or in the aggregate, could have a material adverse impact on our financial condition or results of operations in any such period.

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

As a result of developments in the global economy and its impact upon the refractive industry, in particular, we are providing an update of the risk factor below. Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Risks Relating to Our Business

General economic conditions have had, and may continue to have, a negative impact on our business, financial position, and results of operations.

Because laser vision correction is not subject to reimbursement from third-party payors such as insurance companies or government programs, the cost of laser vision correction is typically borne by individuals directly. The global economic weakness has caused, and we expect it to continue to cause, individuals to be less willing to incur the procedure cost associated with laser vision correction, until the economy improves. This decline in economic conditions, especially in the United States and Europe, has resulted in a decline in the number of laser vision correction procedures performed. Excimer and femtosecond laser system sales have also declined, and may continue to decline, until economic conditions begin to recover. Some of our customers, in particular our corporate LASIK chain customers, are experiencing financial difficulties as a result of the economic weakness and its effect on the refractive industry. As a result, we may not be able to maintain our level of profitability or collect cash that is due to us from these customers. Lower procedure and system sale revenues in our Refractive business, as well as an inability to collect on accounts receivable, could have a material adverse effect on our business and our ability to generate cash flow from operations, which in turn could impact our ability to reduce debt and comply with our debt covenants under our senior credit facility.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 28, 2008 to July 25, 2008	3,706	$18.54	—	—
July 26, 2008 to August 29, 2008	—	—	—	—
August 30, 2008 to September 26, 2008	526	$22.33	—	—
Total	4,232	$19.01	—	—

(1) Represents shares purchased from employees to pay taxes related to an employee benefit plan.

Item 6.	Exhibits

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Lambert pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James V. Mazzo and Michael J. Lambert pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2008

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