Form 10-K
period 2008-12-31
ADVANCED MEDICAL OPTICS INC
filed 2009-02-24
CIK 1168335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates is approximately $500 million based upon the closing price on the New York Stock Exchange as of June 27, 2008.

Common Stock outstanding as of February 4, 2009: 61,778,863 shares (including 43,183 shares held in treasury).

PART I

Item 1.	Business

Advanced Medical Optics, Inc. (“AMO” or the “Company”) was incorporated in Delaware in October 2001 as a subsidiary of Allergan, Inc. (“Allergan”). Allergan spun-off our company to its stockholders by way of a distribution of all of our shares of common stock on June 29, 2002. As a result of our spin-off from Allergan, we are an independent public company, and Allergan has no continuing stock ownership in us. Unless the context requires otherwise, references to “AMO,” the “Company,” “we,” “us” or “our” refer to Advanced Medical Optics, Inc. and its subsidiaries.

Overview

We are a global leader in the development, manufacture and marketing of medical devices for the eye. We market and sell products through three major strategic business units (“SBUs”): cataract, refractive, and eye care. In the cataract SBU, we focus on the four key products required for cataract surgery — monofocal intraocular lenses (“monofocal IOLs”), implantation systems, phacoemulsification systems and viscoelastics. In the refractive SBU, we market excimer and femtosecond laser systems, related treatment cards and disposable patient interfaces, related diagnostic devices and refractive implants. Our eye care SBU provides a full range of contact lens care products for use with a wide range of contact lenses. Our products include single-bottle, multi-purpose cleaning and disinfecting solutions, hydrogen peroxide-based disinfecting solutions, daily cleaners, enzymatic cleaners and contact lens rewetting drops. In 2008, we also introduced eye drops designed to treat the symptoms of dry eye. The products across our three SBUs are sold in approximately 60 countries and we have direct operations in approximately 27 countries.

In June 2004, we completed our acquisition of Pfizer Inc.’s surgical ophthalmic business, which expanded our viscoelastic and intraocular lens (“IOL”) product offerings, allowing us to offer a more comprehensive portfolio of products required to perform cataract surgery. We acquired the Healon family of viscoelastic products and the Tecnis IOL brand. The addition of the Healon family, a leading viscoelastic brand, significantly expanded our viscoelastic product line. The Tecnis IOL brand further strengthened our position in the ophthalmic surgery market with the Tecnis Multifocal IOL brand further expanding our refractive IOL portfolio. We also acquired the Baerveldt glaucoma shunt, or drainage device, which provided an entry for us into the glaucoma market.

In May 2005, we acquired VISX, Incorporated (“VISX”). As a result of the VISX acquisition, we are a leader in the design and development of proprietary technologies and systems for laser vision correction of refractive vision disorders. Our products include the VISX STAR Excimer Laser System, which is a fully integrated ophthalmic medical device incorporating an excimer laser and a computer-driven workstation; the VISX WaveScan System, which is a diagnostic device that uses laser beam technology to measure comprehensive refractive errors of the eye and derive comprehensive refractive information about a patient’s individual optical system; and VISX treatment cards, which provide the user with per procedure access to proprietary technology.

In April 2007, we acquired IntraLase Corp. (“IntraLase”), a designer, developer and manufacturer of an ultra-fast laser for refractive and corneal surgery that creates precise corneal incisions for laser vision correction in the first step of laser assisted in-situ keratomileusis, or LASIK surgery. Our products include the IntraLase FS femtosecond laser system and per procedure fees (inclusive of a disposable patient interface) for each eye treated.

On January 11, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Abbott Laboratories (“Abbott”) and Rainforest Acquisition Inc., a wholly owned subsidiary of Abbott (“Purchaser”). Subject to the terms and conditions of the Merger Agreement, on January 27, 2009, Purchaser commenced a tender offer to purchase all of our outstanding shares of common stock, par value $0.01, including the associated preferred stock purchase rights, at a purchase price of $22.00 per share, net to the holder in cash, without interest. The consummation of the tender offer will be conditioned on the tender of a majority of the outstanding shares of our common stock on a fully diluted basis and other conditions that are specified in the offer documents. Following completion of the tender offer and, if required, receipt of stockholder approval, we expect to consummate a merger in which the remaining Company stockholders will receive the same cash price per share as paid in the tender offer.

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

•

Cataracts. Cataracts are an irreversible progressive ophthalmic condition in which the eye’s natural lens loses its original transparency and becomes clouded and opaque. This clouding obstructs the passage of light to the retina and can eventually lead to blindness.

•

Refractive Disorders. Refractive disorders, such as myopia, hyperopia, astigmatism and presbyopia, occur when the lens system is unable to properly focus images on the retina. For example, with myopia (nearsightedness), light rays focus in front of the retina because the curvature of the cornea is too steep for the length of the eye. With hyperopia (farsightedness), light rays focus behind the retina because the curvature of the cornea is too flat for the length of the eye. Astigmatism makes it difficult for a person to focus on any object because the otherwise uniform curvature of the cornea or lens is not symmetrical across the surface. Presbyopia is the progressive loss of flexibility of the lens and its ability to change shape to focus from far to near objects, and is presumably caused by aging of the eye’s natural lens.

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

Cataract Treatment. The largest segment of the ophthalmic surgical products market is the treatment of cataracts. Cataract extraction followed by IOL implantation is one of the most common surgical procedures performed in the United States and most other developed nations. As estimated by MarketScope, approximately 3.1 million cataract procedures were performed in the United States and over 15.1 million cataract procedures were performed worldwide in 2008. MarketScope estimates that the global cataract surgery market, which includes sales of IOLs, phacoemulsification equipment, viscoelastics and other related products, was approximately $4.1 billion in 2008 and is projected to grow at a compound annual growth rate of approximately 7.3% from 2008 to 2013. The data in this report attributed to MarketScope is used with the permission of MarketScope.

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

The following table sets forth the estimated revenues for each component of the global cataract surgery market in its various components for the year 2008 according to MarketScope (in millions):

IOLs	$1,889
Viscoelastics	560
Phacoemulsification machines and accessories	795
Other	897

Total	$4,141

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

Standard LASIK was introduced in the mid 1990s. In performing standard LASIK, an ophthalmologist conducts a traditional eye examination to determine the prescription required to correct the patient’s vision. The prescription is then programmed into the laser system, which calculates the ablation needed to make a precise corneal correction to treat nearsightedness, farsightedness and astigmatism. Unlike custom LASIK, discussed below, standard LASIK cannot identify higher order aberrations, which are additional imperfections in the optical system.

The most advanced method of performing laser vision correction is custom LASIK. Custom LASIK employs a diagnostic evaluation of the eye that measures refractive errors in the patient’s vision more precisely than previously available technology. The diagnostic device obtains comprehensive information about the imperfections, or refractive errors, of each patient’s vision. Refractive errors are displayed by the diagnostic device in the form of an aberration map that offers a unique pattern for each patient’s eye, similar to a fingerprint. The map displays information about refractive errors that result in nearsightedness, farsightedness and astigmatism, as well as information about higher order aberrations that were not previously measurable by any other instrument. The information from the diagnostic device is used to generate a personalized treatment plan that is digitally transferred to the laser system. The ablation derived from this information is therefore customized to the individual’s eye.

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

IOLs. Surgical implantation of IOLs also may be used to treat patients with refractive disorders. Phakic IOLs can be implanted in front or in back of the iris and work in conjunction with the patient’s natural lens to treat refractive disorders. Multifocal IOLs, which replace the natural lens, address near, intermediate and distance vision. Other procedures, such as replacing the patient’s natural lens with an accommodating IOL for refractive vision correction, are also being developed.

Eye Care Market. As the use of contact lenses has increased the demand for disinfecting solutions and contact lens rewetting drops has increased. We believe that the contact lens market growth is driven by technological advancements in lens materials and designs and demographic growth in younger wearers. In response to increasing popularity of more frequently replaceable lenses and consumer interest in more convenient lens care regimens, we believe the contact lens care market continues to evolve toward greater use of single-bottle, multi-purpose solutions and away from hydrogen peroxide-based solutions. This evolution has had an unfavorable impact on the global hydrogen peroxide-based solutions market, which is concentrated in Japan and parts of Europe.

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

Our Products

Cataract Business Unit

Cataract Surgery

We focus on the four key devices for the cataract surgery market:

•	Monofocal foldable IOLs — Monofocal foldable IOLs are artificial lenses used to replace the human lens.

•	Implantation systems — Implantation systems are designed and used specifically to implant IOLs during cataract surgery.

•	Phacoemulsification systems — Phacoemulsification systems use ultrasound during small incision cataract surgery to break apart and remove the cloudy human lens prior to its replacement with an IOL.

•	Viscoelastics — Viscoelastics provide a barrier of protection for the cornea during phacoemulsification and maintain the shape of the eye during IOL insertion.

Monofocal Intraocular Lenses. As a leading provider of IOLs, we offer surgeons a choice of high quality, innovative foldable IOLs in both acrylic and silicone materials, together with our proprietary implantation systems, for use in minimally invasive cataract surgical procedures. Sales of our monofocal IOLs represented approximately 24% of our net sales in each of 2008, 2007 and 2006. Our monofocal IOLs primarily include:

•

Tecnis — a family of foldable IOLs with an aspheric surface. The Tecnis lens is the first IOL to receive FDA approval for claims of improved functional vision, which can result in quicker recognition of objects in lower-light conditions. The Tecnis lens was the first aspheric lens designated as a “new technology intraocular lens” by the U.S. Center for Medicare and Medicaid Services (“CMS”) (formerly the Health Care Financing Administration). With this designation, ambulatory surgery centers can receive $50 in additional reimbursement when implanting the Tecnis IOL. The three-piece Tecnis lens is available globally in acrylic and silicone. The new Tecnis 1-piece IOL combines the Tecnis aspheric optic with proprietary advances in 1-piece IOL design and is available in the U.S. and Europe in an acrylic material.

•

Sensar — an acrylic monofocal IOL, with the patented OptiEdge design, intended to reduce lens epithelial cell migration, in order to lessen the need for subsequent corrective laser procedures, and to reduce the potential for unwanted glare and reflections following implantation.

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

We currently market the following phacoemulsification systems:

•

WhiteStar Signature — the WhiteStar Signature system is our premium system and our newest to the market. The WhiteStar Signature system combines the proven performance of proprietary WhiteStar technology, which creates less heat and turbulence in the ocular environment, with the safety of advanced Fusion fluidics to optimize patient outcomes.

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

Viscoelastics. We are a leading provider of viscoelastic products with the Healon family of viscoelastics. The different characteristics associated with each Healon product, Healon, Healon GV, Healon5 and Healon D, provide surgeons with a range of viscoelastic choices that combine the familiarity of the Healon line with advanced technologies to satisfy different surgical needs. In 2008, we introduced dual combination viscoelastic packs featuring dispersive and cohesive Healon products. Sales of our viscoelastic products represented approximately 11% of our net sales in both 2008 and 2007, and 12% of our net sales in 2006.

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

Refractive Business Unit

Our refractive products include the following:

•

IntraLase FS Laser System — The IntraLase FS laser system is an ultra-fast femtosecond laser used to create the flap of corneal tissue before LASIK treatment with an excimer laser. The femtosecond laser creates the flap by focusing its beam of light below the surface of the corneal tissue, creating a precise cut. A per procedure fee, inclusive of a disposable patient interface, is charged for each eye treated with the IntraLase FS laser. The IntraLase system is also approved for IntraLase Enabled Keratoplasty (“IEK”) for corneal transplants.

•

VISX STAR Excimer Laser — The VISX STAR system is a fully integrated ophthalmic medical device incorporating an excimer laser and a computer-driven workstation. This laser is used to reshape the cornea to correct refractive errors, both for standard LASIK and custom LASIK, or our CustomVue procedure (described below), as well as PRK and other specialized procedures. Our Iris Registration technology, included in the VISX STAR IR system, is the first fully automated method of aligning custom LASIK treatments with the patient’s eye to adjust for eye movement.

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

•

VISX Treatment Cards — Our proprietary treatment cards control the use of the VISX STAR system. Each card provides the user with specific access to proprietary technology. Types of VISX treatment cards include VisionKey Cards for performing standard LASIK procedures, which in the U.S. carries a procedure fee for each procedure that is purchased; CustomVue Cards for performing Custom LASIK, which carry a worldwide procedure fee for each procedure that is purchased; Custom-CAP Cards for performing laser vision correction with a previously decentered ablation, which carry a worldwide procedure fee for each procedure that is purchased; and the PTK Card, which is offered to physicians at a nominal charge to treat certain types of corneal pathologies. Sales of our treatment cards and associated procedure fees represented approximately 21% of our net sales in both 2008 and 2007, and 15% of our net sales in 2006.

•	Multifocal and Refractive Lenses

•

ReZoom — an acrylic multifocal IOL with optical zones that provide near, intermediate and distance vision, reducing that patient’s dependence on eyeglasses. This lens received approval from CMS to allow patients in the U.S. to pay the difference between the $150 reimbursement rate for IOLs and the amount that is charged (“patient shared billing”). The ReZoom IOL is also approved in Europe for the treatment of presbyopia.

•

Tecnis Multifocal — a multifocal IOL, available in both silicone and acrylic, with a diffractive, aspheric lens surface is approved for use in cataract surgery in the U.S. and other key global markets. In Europe, Latin America and Asia Pacific it is also approved for treatment of presbyopia. The Tecnis Multifocal IOL is approved for patient shared billing in the U.S.

•	Verisyse — a phakic IOL that works in conjunction with the human lens to treat high myopia.

•	VeriFlex — a foldable version of the Verisyse lens; a phakic IOL that works in conjunction with the human lens to treat high myopia, currently available outside of the U.S.

Eye Care Business Unit

In the eye care market, we focus on creating products that enhance ocular comfort and health for the general public as well as those who wear contact lenses.

Our eye care business develops, manufactures and markets a full range of contact lens care products for use with most types of contact lenses. Our comprehensive product offering includes single-bottle multi-purpose cleaning and disinfecting solutions and hydrogen peroxide-based disinfecting solutions to destroy harmful microorganisms in and on the surface of contact lenses; daily cleaners to remove undesirable film and deposits from contact lenses; enzymatic cleaners to remove protein deposits from contact lenses; and lens rewetting drops to provide added wearing comfort. In 2008, we entered the artificial tears segment of the eye care market as well.

Multi-Purpose Solutions. We market our Complete brand single-bottle multi-purpose solutions, a convenient, one bottle chemical disinfecting system for soft contact lenses, on a worldwide basis. Sales of our multi-purpose solutions represented approximately 8%, 5% and 15% of our net sales in 2008, 2007 and 2006, respectively.

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

Artificial Tears. An aging population, severe environmental conditions and greater computer use are among the contributors to an increase in the prevalence and awareness of dry eye. We have introduced blink® Tears, a brand of lubricating eye drops designed to relieve symptoms associated with this condition.

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

Research and development activities for our cataract business are focused on expanding our product portfolio. We have focused on five areas of opportunity to provide superior outcomes in cataract surgery:

•

Small incision surgery —A procedural approach that includes the development of advanced lens materials, IOL designs, small incision phacoemulsification techniques and products and ophthalmic viscoelastic devices (“OVDs”) to enable small incision surgery, which results in less induced astigmatism, rapid stabilization of the wound and faster visual rehabilitation.

•

Advances in phacoemulsification — technology providing surgeons with high levels of cutting efficiency and fluidics control but with less heat and turbulence directed into the ocular environment enabling more effective, efficient and safer cataract extraction procedures.

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

In the area of laser vision correction, our research and development efforts are focused on advancements in LASIK and adjunctive technologies. Current projects include:

•	development of advanced technologies for wavefront measurement, corneal topography and other diagnostics useful for corneal refractive surgery;

•	expanded treatment applications for custom wavefront-guided LASIK, including wavefront-guided treatment of presbyopia; and

•	advances in ablation and flap cutting technologies;

Our research and development efforts in the eye care business are aimed at developing proprietary disinfectant systems that are effective and convenient for customers to use, which we believe will result in longer, more comfortable lens wear and a higher rate of compliance with recommended lens care procedures. Our efforts include seeking formulations that provide enhanced cleaning and disinfection without irritation, prolonged lubrication, improved ocular health and protection against dryness. Additionally, we are committed to building on our blink® Tears product line through the development of improved artificial tears that address the full range of dry eye disorders from mild to moderate to severe.

We plan to supplement our research and development activities with a commitment to identifying and obtaining new technologies through in-licensing, technological collaborations and joint ventures, including the establishment of research relationships with academic institutions and individual researchers.

We spent approximately $75.9 million in 2008, $81.8 million in 2007 and $66.1 million in 2006, or 6.4%, 7.5%, and 6.6% of total net sales in 2008, 2007, and 2006, respectively, on research and development, excluding a non-cash in-process research and development charge of $87.0 million in 2007. We believe that the continuing introduction of new products supplied by our research and development efforts and in-licensing opportunities are critical to our success. There are, however, inherent uncertainties associated with our research and development efforts and the regulatory approval process and we cannot provide assurance that any of our research projects will result in new products that we can commercialize.

Customers, Sales and Marketing

Customers. Our primary customers for our cataract and refractive products include surgeons who perform eye surgeries and hospitals and ambulatory surgical centers, including corporate LASIK chains. The primary customers for our eye care products include optometrists, opticians, ophthalmologists, retailers and clinics that sell directly to consumers. These retailers include mass merchandisers such as Wal-Mart, drug store chains such as Walgreen, hospitals, commercial optical chains and food stores. During 2008, 2007 and 2006, no customer accounted for over 10% of our net sales.

Sales and Marketing. Our sales efforts and promotional activities with respect to our cataract and refractive products are primarily aimed at eye care professionals such as ophthalmologists who use our products. Similarly, our sales and promotional efforts in eye care are primarily directed towards optometrists, opticians, optical shops, ophthalmologists and consumers. We often provide samples of our eye care products to practitioners to distribute to their patients to encourage trial use of our solutions. In addition, we advertise in professional journals and have a direct mail program of descriptive product literature and scientific information that we provide to specialists in the eye care field. We have also developed training modules and seminars to update practitioners regarding evolving technology.

Recognizing the importance of our sales force’s expertise, we invest significant time and expense to provide training in such areas as product features and benefits. Training for our ophthalmic surgical products sales force focuses on providing sales personnel with technical knowledge regarding the scope and characteristics of the products they are selling and developing skills in presenting and demonstrating those products. In addition to providing product knowledge for communication to eye care practitioners, our eye care products sales force focuses on developing the necessary skills to negotiate with buyers for mass merchandisers and large drug store chains. This sales force also seeks to develop relationships with eye care professionals who may purchase our products and recommend them to their patients.

Each of our products is marketed under its brand name and our corporate name. We have a worldwide marketing organization which helps us set overall marketing direction, promote consistent global brand positioning and allocate marketing resources to products and regions offering the greatest return. In order to remain sensitive to cultural differences and varying health care systems throughout the world, tactical execution of marketing programs and all sales activities are carried out at the regional level.

We also use third-party distributors for the distribution of our products in smaller geographic markets. No individual agent or distributor accounted for more than 10% of our net sales for the years ended December 31, 2008, 2007 and 2006.

Traditionally, we have realized a seasonal trend in our sales, with the smallest portion of our cataract business sales being realized in the first quarter and with sales gradually increasing from the second to fourth quarter. This has been driven predominantly by seasonality in the sales of capital equipment when customers increase spending as they reach their year end and are able to spend the remainder of their annual budgeted amounts. In the refractive business, the seasonal trend favors the highest portion of sales in the first quarter.

Manufacturing, Operations and Facilities

We manufacture eye care products at our facilities in Hangzhou, China, and Alcobendas, Spain. We manufacture refractive surgical products at our facilities in Milpitas, California, Albuquerque, New Mexico and Añasco, Puerto Rico, and we manufacture cataract surgical products at our facilities in Añasco, Puerto Rico, Groningen, Netherlands and Uppsala, Sweden.

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

Our Sovereign Compact system is manufactured by Sanmina-SCI under a manufacturing and supply agreement, which terminates on May 7, 2009. If Sanmina-SCI were to cease manufacturing for any reason, we cannot assure you that we would be able to replace them on terms favorable to us, or at all.

VISX STAR, WaveScan, IntraLase Femtosecond, and Signature Whitestar systems are manufactured in facilities located in Milpitas, California, where these instruments are assembled, programmed, and tested. In 2008, we relocated our Santa Clara, California and Irvine, California manufacturing operations to our Milpitas, California facility. We purchase all of the components used in the manufacturing and assembly of our equipment product offerings from outside vendors. A portion of the components used in our products are made by sole source vendors. Although these components constitute only a portion of the total components in our product offerings, these components are integral to our products and as a result our success is tied to our continuing ability to obtain supplies of these components. Please see our risk factors for a discussion of the risks related to our reliance on single and limited source vendors.

Governmental Regulation

United States. Our products and operations are subject to extensive and rigorous regulation by the FDA. The FDA regulates the design, testing, manufacturing, packaging, labeling, storage, installation, servicing, recordkeeping, advertising, promotion and distribution of medical devices in the United States to provide reasonable assurance that medical products are safe and effective for their intended uses. The Federal Trade Commission also regulates the advertising and promotion of our products.

Under the Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to provide a reasonable assurance of safety and effectiveness. Our current products are Class I, II and III medical devices. Examples of Class I devices include our unfolder handpieces for insertion of IOLs and certain accessories for our phacoemulsification equipment. Examples of Class II devices include the femtosecond laser and phacoemulsification systems. Examples of Class III devices include IOLs and excimer lasers for vision correction.

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

Continuing Food and Drug Administration Regulation. After the FDA permits a device to enter commercial distribution, numerous regulatory requirements apply. These include:

•	the registration and listing regulation, which requires manufacturers to register all manufacturing facilities and list all medical devices placed into commercial distribution;

•	the Quality System Regulation, which requires manufacturers to follow detailed design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	labeling regulations that prescribe the FDA’s general prohibition against promoting products for unapproved or “off-label” uses;

•

the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;

•	Regulations for the field correction and removal (recall) of medical devices that fail to conform to specifications and standards and that may pose a hazard to health;

•	Device tracking requirements; and

•	Postmarket surveillance requirements.

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

Governmental Reimbursement. In the United States, a significant percentage of the patients who receive our IOLs are covered by the federal Medicare program. When a cataract extraction with IOL implantation is performed in an ambulatory surgical center, Medicare provides the ambulatory surgical center with a fixed facility fee that includes the cost of the IOL. After the CMS, awarded “new technology intraocular lens” status to our Tecnis® IOL in 2006, the reimbursement rate for Tecnis® IOLs implanted in ambulatory surgical centers increased an additional $50 until February 2011. When the procedure is performed in a hospital outpatient department, the hospital’s reimbursement is based on a prospective payment that includes payment for the IOL. The allowance is the same for all IOLs.

Effective January 1, 2008, Medicare established a new payment system for services performed in ambulatory surgery centers. This new system will be phased in over a four-year period, indexing ambulatory surgery center payments to payments established for like procedures performed in hospital outpatient departments. For 2008, ambulatory surgery center payments have effectively remained unchanged. At this time, it is not possible to determine the long-term effect of this new payment system on our revenues or financial condition. In addition, if implemented, price controls or other cost-containment measures could materially and adversely affect our revenues and financial condition.

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

In Japan, premarket approval and clinical studies are required, as is governmental pricing approval for medical devices. Clinical studies are subject to a stringent “Good Clinical Practices” standard. Approval time frames from the Japanese Ministry of Health, Labour and Welfare (“MHLW”) vary from simple notifications to review periods of one or more years, depending on the complexity and risk level of the device. In addition, importation into Japan of medical devices is subject to “Good Import Practices” regulations. As with any highly regulated market, significant changes in the regulatory environment could adversely affect future sales.

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

Fraud and Abuse. We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws, physician self-referral laws, and false claims laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs including Medicare, Medicaid, Veterans Administration (“VA”) health programs and TRICARE. Although we believe that our operations are in material compliance with such laws, and we strive to achieve and maintain compliance, we cannot provide complete assurance as these laws are far-reaching and their interpretation is subject to change. As a result, we could be required to alter one or more of our practices to remain in compliance with these laws. The occurrence of one or more violations of these laws could result in a material adverse effect on our financial condition and results of operations.

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

The Anti-Kickback Law may be violated when even one purpose, as opposed to a primary or sole purpose, of a payment is to induce referrals or other business. Federal regulations create a small number of “safe harbors.” Practices which meet all the criteria of an applicable safe harbor will not be deemed to violate the statute; practices that do not satisfy all elements of a safe harbor do not necessarily violate the statute, although such practices may be subject to scrutiny by enforcement agencies. We strive to comply with applicable safe harbors.

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

Foreign Corrupt Practices Act. Our foreign operations are subject to the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws. These anti-bribery laws generally prohibit companies from making improper payments to non-U.S. government officials for the purposes of obtaining or retaining business. Our policies mandate compliance with these laws. Violation of these laws are punishable by civil monetary fines as well as severe criminal penalties, including fines or imprisonment.

Employee Relations

At December 31, 2008, we employed approximately 3,711 persons throughout the world, including approximately 1,192 in the United States. None of our U.S.-based employees are represented by unions. We consider our relations with our employees to be good.

Global Sales

Net sales in the United States were approximately $438.5 million, $458.7 million and $416.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, or 37% of total net sales in 2008, and 42% of total net sales in 2007 and 2006, respectively. Our international sales represented approximately $746.5 million, $632.1 million and $581.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, or 63% of total net sales in 2008, and 58% of total net sales in 2007 and 2006, respectively. Sales in Japan were approximately $195.2 million, $145.4 million and $138.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our products are sold in over 60 countries. Sales are attributed to the country where the customer resides. Marketing activities are coordinated on a worldwide basis, and local management teams provide leadership and infrastructure for introduction of new products in the local markets. For additional geographic area information, see Note 14 of Notes to Consolidated Financial Statements.

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

Competition

The markets for our products are intensely competitive and are subject to significant technological change. Companies within the cataract and laser vision correction markets compete on technological leadership and innovation, quality and efficacy of products, relationships with eye care professionals and health care providers, breadth and depth of product offering and pricing. We believe we have the second largest cataract business on a global basis behind Alcon, Inc., a subsidiary of Nestle S.A. Other competitors in the cataract business include Bausch & Lomb, Staar Surgical, Hoya, Santen and Zeiss-Meditec.

We believe we have the world’s largest laser vision correction business. Other competitors include Alcon, Bausch & Lomb, Zeiss-Meditec, Moria, Nidek, Wavelight and Ziemer. We believe our competitive position is enhanced by our large international distribution network, our focus on technology and customer relationships, our broad-based service capability and our product quality. Our ability to compete against larger companies may be impeded by having fewer resources to devote to research and development as well as sales and marketing.

Companies within the eye care market compete primarily on recommendations from eye care professionals, customer brand loyalty, product quality and pricing. We believe we have one of the top three largest contact lens care businesses on a global basis along with Alcon, Inc. and Bausch & Lomb. Other competitors include CIBA Vision Corporation, a unit of Novartis, and, within the Japan region, Rohto and Menicon. Our competitive position in the eye care business is enhanced by our strong presence outside the United States and our knowledge of these foreign markets, as well as technological advancement. Our larger competitors have more resources to devote to advertising and promotion, and this may negatively impact our competitive position.

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

We have rights to over 1,500 granted and issued patents and over 1,300 pending patent applications relating to aspects of the technology incorporated in many of our products. The scope and duration of our proprietary protection varies throughout the world by jurisdiction and by individual product. In particular, patents for individual products extend for varying periods of time according to the date a patent application is filed, the date a patent is granted and the term of patent protection available in the jurisdiction granting the patent. Our proprietary protection often affords us the opportunity to enhance our position in the marketplace by precluding our competitors from using or otherwise exploiting our technology.

We believe trademark protection is particularly important to the maintenance of the recognized brand names under which we market our products. The scope and duration of our trademark protection varies throughout the world, with some countries protecting trademarks only as long as the mark is used, and others requiring registration of the mark and the payment of registration fees. We own or have rights to material trademarks or trade names that we use in conjunction with the sale of our products, which include, among others, ActiveTrak®, AddedVue®, Advanced Medical Optics®, AMO® , AMO® Logo, AMO Advanced Medical Optics® Logo, Advanced CustomVue® , AMO iTEC™ Logo, AMO OptiBlue™, AMO University® Logo, ARRAY®, Baerveldt®, blink® Tears, Blink-N-Clean®, Blink Contacts®, Blink GelTears®, ClariFlex®, COMPLETE® , COMPLETE® Logo, CustomMatch™, CustomVue®, Easy Rub™, ELLIPS™ Logo, Endosol®, Fusion™, Healon®, Healon5®, Healon D® , Healon GV®, iFS™ Logo, Intralase®, iLASIK®, Laminar®, OcuPure®, OptiBlue®, OptiEdge®, Oxysept®, Oxysept 1 Step™, ReZoom®, Sensar®, Sovereign®, Stabileyes®, Star S4®, Star S4 IR®, Tecnis®, The Unfolder®, UltraCare®, Ultrazyme®, Veriflex®, Verisyse®, VisionKey®, VISX®, VISX University®, VSS Refractive™, VRR®, WaveScan®, WaveScan WaveFront®, WavePrint®, WhiteStar® and WhiteStar Signature™. Generally, our products are marketed under one of these trademarks or brand names.

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

Risks Related To Our Proposed Merger with Abbott

We and Abbott may not meet the closing conditions which could result in failure of the acquisition of us by Abbott.

Abbott’s tender offer remains conditioned upon, among other things, (1) the satisfaction of the minimum condition, which requires that the number of shares validly tendered and not properly withdrawn before the tender offer expires, together with the number of shares owned by Abbott and its affiliates must represent at least a majority of the outstanding shares of our common stock on a fully diluted basis and (2) since January 11, 2009, there not having occurred a Company Material Adverse Effect (as defined in the Merger Agreement). We and Abbott cannot predict whether and when these conditions will be satisfied. If for any reason the conditions above are not satisfied, Abbott will not be obligated to complete its acquisition of us.

If the proposed merger with Abbott is not completed, we will have incurred substantial costs that may adversely affect our financial results and operations and the market price of our common stock or the price of our other securities.

If the proposed merger with Abbott is not completed, the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the proposed merger with Abbott will be completed. In addition, we have incurred and will incur substantial transaction costs and expenses in connection with the proposed merger with Abbott. These costs are primarily associated with the fees of our financial advisors, accountants and attorneys. In addition, we have diverted significant management resources in an effort to complete the proposed merger with Abbott and are subject to certain restrictions contained in the Merger Agreement on the conduct of our business. If the proposed merger with Abbott is not completed, we will have incurred significant costs for which we will have received little or no benefit. Also, if the proposed merger with Abbott is not completed under certain circumstances specified in the Merger Agreement, including acceptance of a third-party acquisition proposal, we may be required to pay to Abbott a termination fee of $98.5 million and/or expenses of up to $20 million. In addition, if the proposed merger with Abbott is not completed, we may experience negative reactions from the financial markets and our stockholders, other potential investors, customers, health care providers, suppliers and employees. Each of these factors may also adversely affect the trading price of our common stock and our financial results and operations.

If the proposed merger with Abbott is not completed, we may need to revisit our efforts to reduce debt and restructure our balance sheet.

Prior to the announcement of the merger, we were actively working to de-leverage our balance sheet. As a result of the proposed merger, we have not continued to pursue these strategies. If the merger is not completed, we may need to re-engage in these efforts. Also, if the merger is not completed, we may experience negative reactions from the financial markets, our stockholders, potential investors and bankers. As a result, strategies to reduce debt and restructure our balance sheet that were previously available to us may no longer be available, or if available, may not be available on favorable terms. Either of these outcomes could have a material adverse effect on our financial condition and liquidity.

The announcement of or consummation of the transactions described in the Merger Agreement may have a negative impact on our relationships with our employees.

As a result of the announcement of the tender offer and the other transactions contemplated by the Merger Agreement, or if the integration of the entities is not perceived favorably, we may lose a number of our employees, including our key employees, during the merger pre-closing period, which could have an adverse impact on our operations and sales revenues. The loss of any of our key employees could adversely affect our business and cause significant disruption in our operations. Additionally, the pending merger may have an adverse effect on retaining existing personnel or on our ability to hire replacement personnel.

Provisions of the Merger Agreement may deter alternative business combinations and could negatively impact our stock price or the price of other AMO securities if the Merger Agreement is terminated in certain circumstances.

The Merger Agreement prohibits us from initiating, soliciting, or knowingly taking any action to facilitate or encourage certain alternative takeover proposals with any third-party, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides for the payment by us of a termination fee of $98.5 million (and up to an additional $20 million for Abbott's expenses) if the Merger Agreement is terminated in certain circumstances in connection with a competing third-party acquisition proposal. These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders. The obligation to pay the termination fee may also discourage a third-party from pursuing an alternative acquisition proposal. If the proposed merger with Abbott is terminated and we determine to seek another business combination, we cannot assure our stockholders or other securities holders that we will be able to negotiate a transaction with another company on terms comparable to the terms of the Merger Agreement, or that we will avoid incurrence of any fees associated with the termination of the Merger Agreement. In the event the Merger Agreement is terminated, our stock price may decline.

Health care provider and customer uncertainties related to the proposed acquisition by Abbott could adversely affect the business, revenues and gross margins of AMO.

In response to the announcement of the proposed merger with Abbott or due to possible uncertainty about the proposed merger with Abbott and integration of the entities, health care providers and patients could delay or defer use of our products or elect to switch to products produced by our competitors. In particular, prospective patients could be reluctant to accept our products due to uncertainty about the direction of the surviving company and its willingness to support existing products and development. To the extent that the proposed merger with Abbott creates uncertainty among a large group of patients and health care providers or organizations contemplating use of our products, our results of operations would be adversely affected. Accordingly, our quarterly revenues and net earnings or losses could be substantially below expectations of market analysts and a decline in our stock price could result.

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

Because we manufacture and sell a significant portion of our products in a number of foreign countries, our business is subject to risks associated with doing business internationally. In particular, our products are sold in over 60 countries, and most of our manufacturing facilities are located outside the continental United States, in Añasco, Puerto Rico; Alcobendas, Spain; Hangzhou, China; Uppsala, Sweden; and Groningen, Netherlands. In 2008, on an historical basis, we derived approximately $746.5 million, or 63%, of our net sales, from sales of our products outside of the United States, including 16% of our net sales in Japan. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to greater risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	unexpected changes in foreign regulatory requirements;

•	differing local product preferences and product requirements;

•	fluctuations in foreign currency exchange rates;

•	political and economic instability;

•	cultural differences;

•	changes in foreign medical reimbursement and coverage policies and programs;

•	diminished protection of intellectual property in some countries outside of the United States;

•	trade protection measures and import or export licensing requirements;

•	difficulty in staffing and managing foreign operations, where turnover tends to be higher;

•	difficulty in coordinating foreign management and aligning business practices;

•	difficulty in managing foreign operations in accordance with foreign laws as well as laws applicable to U.S. companies with foreign operations, such as the Foreign Corrupt Practices Act;

•	differing labor regulations; and

•	potentially negative consequences from changes in tax laws.

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

We generally manufacture our cataract and laser vision correction products at single sites, creating a potential for a material business interruption should any of these sites be affected by a natural disaster or plant shutdown.

We manufacture phacoemulsification, femtosecond and excimer laser systems in Milpitas, California. We manufacture our IOLs in Añasco, Puerto Rico and in significantly lower volumes in Groningen, Netherlands, and our viscoelastics in Uppsala, Sweden. If any of these facilities were affected by a natural disaster or plant shutdown, our supply of products could be interrupted. We may not be able to identify and validate alternative sources for the affected products in a timely manner, given the substantial regulatory requirements required for such validations. Any prolonged disruption in the operation of our manufacturing facilities or those of our third-party manufacturers could materially harm our business.

We face intense competition, and our failure to compete effectively could have a material adverse effect on our profitability and results of operations.

We face intense competition in the markets for our ophthalmic surgical and eye care products and these markets are subject to rapid and significant technological change. We have numerous competitors in the United States and abroad, including, among others, large companies such as Alcon, Inc., a publicly traded subsidiary of Nestle S.A.; Bausch & Lomb; CIBA Vision Corporation, a unit of Novartis, Zeiss-Meditech and Wavelight, among others. Many of our competitors have substantially more resources and a greater marketing scale than we do. We may not be able to sustain our current levels of profitability and growth as competitive pressures, including pricing pressure from competitors, increase. In addition, if we are unable to develop and produce or market our products to effectively compete against our competitors, our operating results will materially suffer. We also compete against a large number of providers of alternative vision correction solutions, some of which may have greater financial resources than us. New or different methods of vision correction are continually being introduced. Any of these competitive pressures could result in significantly decreased demand for our products.

Because of our leading market position in the laser vision correction business, all of our competitors target our market share in order to grow their own revenues. We can give no assurance that we will be able to maintain or grow our existing market share and we may be required to incur considerable expenditures in order to maintain or increase that market share. Should our procedure market share decline, it would have a material adverse effect on our business, financial position and results of operations.

Trends in the contact lens care market may negatively impact our eye care business.

Our eye care business is impacted by trends in the contact lens care market such as more simplified disinfection systems and technological and medical advances in surgical techniques for the correction of vision impairment. Less expensive one-bottle chemical disinfection systems have gained popularity among soft contact lens wearers instead of peroxide-based lens care products. Moreover, the FDA and other regulatory bodies are considering more stringent testing requirements and compliance procedures. Also, the growing use and acceptance of daily, frequent replacement and extended wear contact lenses and laser correction procedures, along with the other factors above, could have the effect of continuing to reduce demand for lens care products generally. Our research and development, as well as marketing and sales plans may not be appropriate or sufficient to mitigate the effect of these trends on our eye care business and, as a result, our eye care business may suffer.

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

There is a substantial amount of litigation over patent and other intellectual property rights in the medical device industry. The fact that we have patents issued to us for our products does not mean that we will always be able to successfully defend our patents and proprietary rights against challenges or claims of infringement by our competitors. A successful claim of patent or other intellectual property infringement or misappropriation against us could adversely affect our growth and profitability, in some cases materially. We cannot assure you that our products do not and will not infringe issued patents or other intellectual property rights of third parties. From time to time, in the ordinary course of business, we receive notices from third parties alleging infringement or misappropriation of the patent, trademark and other intellectual property rights of third parties by us or our consumers in connection with the use of our products. We may be unaware of intellectual property rights of others that may cover some of our technology. If someone claims that our products infringe their intellectual property rights, whether or not such claims are meritorious, any resulting litigation could be costly and time consuming and would divert the attention of our management and personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements (if available on acceptable terms or at all). We also may be subject to significant damages or an injunction preventing us from manufacturing, selling or using some or some aspect of our products. We may also need to redesign some of our products or processes to avoid future infringement liability. Any of these adverse consequences could have a material adverse effect on our business and profitability.

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

In addition, we are subject to medical device reporting regulations that require us to report to the FDA or similar governmental authorities in other countries if our products cause or contribute to a death or serious injury or our products malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. The FDA and similar governmental authorities in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacturing. A government-mandated or voluntary recall by us could occur as a result of manufacturing errors or design defects, including defects in labeling. We have undertaken voluntary recalls of our products in the past.

Any product liability claim or recall would divert managerial and financial resources and could harm our reputation with customers. We cannot assure you that we will not have product liability claims or recalls in the future or that such claims or recalls would not have a material adverse effect on our business.

In November 2006 and May 2007, we commenced voluntary recalls of eye care solutions, which resulted in substantial product returns, a material decrease in eye care sales and increased costs associated with the recalls, the necessary corrective measures and protracted litigation. We cannot assure you that we have fully anticipated the impact of these recalls on our eye care business, including litigation exposure, or that we will be able to regain our prior market position. Our inability to regain market share reasonably close to our pre-recall levels would have a material affect on our business, financial condition, results of operations and cash flows.

We could experience losses and increased expenses due to legal proceedings.

We and certain of our subsidiaries are involved in various product liability, consumer, commercial, intellectual property, employment and securities litigations and claims and other legal proceedings that arise from time to time. Litigation is inherently unpredictable. Although we believe we have substantial defenses in these matters, we could in the future incur significant expenses and judgments or enter into settlements of claims that could have a material adverse effect on our results of operations and cash flows in any particular period.

If health care providers or our customers do not continue to support our products, our revenue and profitability may decline.

We market our products to numerous health care providers, including eye care professionals, hospitals, ambulatory surgical centers, corporate optometry and LASIK chains and group purchasing organizations. We have developed and strive to maintain appropriate relationships with members of each of these groups who assist in product research and development and advise us on how to satisfy the full range of surgeon and patient needs. The failure by these various groups to support our existing products and any new products we may introduce to retain the support of these various groups could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We generally do not have long-term contracts with our customers, and our revenues with LASIK customers are concentrated.

We generally do not enter into long-term contracts with our customers. As a result, we are exposed to volatility in the market for our products and loss of our customers. A significant percentage of our LASIK sales are to corporate LASIK chains, particularly in the U.S., Japan and parts of Europe. We anticipate that these chains will continue to garner more of the LASIK procedure market in these areas. This concentration has the potential to affect our sales, should any one or more of these corporate chains move to a competitor’s technology. The concentration has also negatively impacted our ability to collect payments when any one or more of these chains experience financial difficulties and may continue to do so in the future. As a result of these factors, we may not be able to maintain our level of profitability or collect cash that is due to us. If we are unable to market our products on terms we find acceptable or collect monies owed to us, our financial condition, results of operations and cash flows could suffer materially.

Our business is subject to extensive government regulation.

Our products and operations are subject to extensive regulation in the United States by the FDA and various other federal and state regulatory agencies, including with respect to regulatory clearance or approval of our products, clinical and pre-clinical testing, product marketing, sales and distributions, adverse event reporting, prohibitions on fraud and abuse, submission of false claims, kickbacks and rebates, and relationships with physicians and other referral sources. Additionally, in many foreign countries in which we market our products, we are subject to similar regulations. These laws and regulations are broad in scope and are subject to change. There may also be an absence of any guidance on certain practices. Consequently, our practices may be challenged or we could incur substantial costs associated with compliance or changing our practices. Our policies mandate compliance with these laws, but we cannot provide assurance that our policies will protect us from reckless or criminal acts by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our revenues, profitability and financial condition, and subject us to criminal or civil enforcement actions and penalties, including fines or imprisonment.

Before a new medical device or new use of, or claim for, or modification to an existing product can be marketed in the United States, a company may have to apply for and receive either 510(k) clearance or premarket approval. Either process can be expensive, lengthy and unpredictable. Also, the identification or increased frequency of safety or effectiveness concerns could result in product recall or withdrawal, rescission or withdrawal of our FDA clearance or premarket approval. Compliance with these regulations is expensive and time-consuming. We, our subcontractors, and third-party manufacturers are subject to periodic and unannounced inspections by FDA and governmental authorities to assess compliance. If we fail to comply, the FDA and state or other regulatory agencies have broad enforcement powers, including any of the following sanctions:

•	warning letters, fines, injunctions, consent decrees, civil penalties and exclusion from participation in federal and state health care programs;

•	repair, replacement, recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusal of our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products;

•	rescission of 510(k) clearance or withdrawal of premarket approvals that have already been granted;

•	suspension of sales to the Veterans Administration; and

•	criminal prosecution and penalties.

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

LASIK surgeons may adopt our femtosecond laser technology at a slower rate than we have anticipated, unless they determine, based on experience, clinical data and studies and published journal articles, including peer-review articles, that our product offering provides significant benefits or an attractive alternative over the traditional method of creating the corneal flap using the microkeratome. In order for the adoption rate of our technology to meet our expectations, patients must also continue to be willing to pay for LASIK surgery using our femtosecond product offering despite its being more expensive than LASIK surgery with the microkeratome. LASIK surgeons typically receive more income per eye when using our product offering instead of the traditional microkeratome.

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

Because laser vision correction is not subject to reimbursement from third-party payors such as insurance companies or government programs, the cost of laser vision correction is typically borne by individuals directly. The global economic crisis experienced in 2008 has caused, and we expect it to continue to cause, individuals to be less willing to incur the procedure cost associated with laser vision correction, until the economy improves. This decline in economic conditions, especially in the United States and Europe, has resulted in a decline in the number of laser vision correction procedures performed. Excimer and femtosecond laser system sales have also declined, and may continue to decline, until economic conditions begin to recover. Some of our customers, in particular our corporate LASIK chain customers, have experienced financial difficulties as a result of the economic weakness and its effect on the refractive industry. As a result, we may not be able to maintain our level of profitability or collect cash that is due to us from these customers. Lower procedure and system sale revenues in our Refractive business, as well as an inability to collect on accounts receivable, could have a material adverse effect on our business and our ability to generate cash flow from operations, which in turn could impact our ability to reduce debt and comply with our debt covenants under our senior credit facility.

Risks Relating to Our Indebtedness and Our Common Stock

We have a significant amount of debt. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our debt.

We have a significant amount of debt and substantial debt service requirements. As of December 31, 2008, we had approximately $1.4 billion of outstanding debt. Our revolving line of credit included outstanding cash borrowings of $100.0 million and commitments to support letters of credit totaling $8.4 million issued on our behalf for normal operating purposes which resulted in an available balance of $191.6 million.

This level of debt could have significant consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under our outstanding debt;

•

resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which event of default could result in all of our debt becoming immediately due and payable and/or limit access to available borrowing capacity under our credit facilities, which we use to fund our daily operations, being immediately terminated;

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

Any of the above-listed factors could have a material adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the notes and our other debt.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash flow depends on many factors beyond our control.

Our ability to meet our payment and other obligations under our debt depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure debt holders that our business will generate cash flow from operations, or that future borrowings will be available to us under our senior credit facility (the “Credit Facility”) or otherwise, in an amount sufficient to enable us to meet our payment obligations under our debt and to fund other liquidity needs. We made an irrevocable election to satisfy in cash our conversion obligation with respect to the principal amount of any of our 2  1/2% Convertible Senior Subordinated Notes due 2024 (“2  1/2% Notes”) converted after December 15, 2004, with any remaining amount of the conversion obligation to be satisfied in shares of our common stock, in each case, calculated as set forth in the indenture governing the 2  1/2% Notes. In addition, because we made this election, the indenture provides that we must satisfy in cash our obligations to repurchase any 2  1/2% Notes that holders put to us on January 15, 2010, July 15, 2014 and July 15, 2019.

If the 2  1/2% Notes become convertible pursuant to their terms and the holders elect to convert or if holders elect to put their notes to us on the specified repurchase dates, we may not have sufficient cash to satisfy our obligations. In addition, our 1.375% Convertible Senior Subordinated Notes due 2025 (“1.375% Notes”) and our 3.25% Convertible Senior Subordinated Notes due 2026 (“3.25% Notes”), contain similar provisions. We may be unable to repurchase the notes for cash when required by the holders, including following a fundamental change, or to pay the portion of the conversion value upon conversion of any notes by the holders. Our repurchase of any such notes may be prohibited by our other debt instruments, which could cause defaults and cross-defaults under our other debt agreements. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the notes and our other debt and our liquidity and financial position could be materially adversely affected.

On January 27, 2009, we commenced a cash tender offer for the outstanding 7  1/2% Senior Subordinated Notes due 2017 (“7  1/2% Notes”) and a related consent to amend the indenture governing the 7  1/2% Notes (“Debt Tender”). Under the Merger Agreement, Abbott has agreed that, if a majority of the outstanding shares of our common stock are tendered in the merger, it will (i) advance us cash or cash equivalents, or (ii) provide access to committed or available credit facilities or other borrowings or (iii) otherwise fund in such combination as Abbott may determine, in each case on terms and conditions no less favorable to us than the existing terms of our Credit Facility, dated as of April 2, 2007, as amended, amounts sufficient to enable us to comply with our obligations in connection with the Debt Tender as well as our obligations under our Credit Facility and the indentures governing the 7  1/2% Notes, the 2  1/2% Notes, the 1.375% Notes and the 3.25% Notes, and pay any and all fees and expenses, including prepayment penalties, required in connection with the foregoing.

Some of our debt agreements contain covenant restrictions that may limit our ability to operate our business.

The agreements governing our Credit Facility contain covenant restrictions that limit our ability to operate our business, including restrictions on our ability to:

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

Our Credit Facility requires us to maintain specific leverage, fixed charge coverage and interest coverage ratios. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. Our failure to comply with these covenant obligations could prevent us from borrowing additional money under the Credit Facility and could result in a default under it. If a default occurs under any of our senior indebtedness, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against substantially all of our assets, which will serve as collateral securing the indebtedness. Moreover, if the lenders under the Credit Facility or other agreement in default were to accelerate the indebtedness outstanding under that Credit Facility, it could result in a default under other indebtedness. If all or any part of our indebtedness were to be accelerated, or if we were prevented from accessing available borrowing capacity, we may not have or be able to obtain sufficient funds to repay it and/or obtain sufficient funds to run our daily operations. In addition, we may incur other indebtedness in the future that may contain financial or other covenants that are more restrictive than those contained in our current indentures.

As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. In addition, our failure to comply with these covenants could result in a default under our debt, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt. As of December 31, 2008, we were in compliance with our financial and other covenants.

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

Our stockholder rights plan, amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it difficult for a third-party to acquire our company.

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

Our principal executive offices and research facilities are located in Santa Ana, California, in a facility subleased by us through July 2015. We also have an administrative, research and development and manufacturing facility in Milpitas, California, the lease for which expires in June 2017. The Milpitas site is new and is a relocation from our previously existing operations in Santa Clara, California and Irvine, California. The lease for the Santa Clara facility expired in May 2008. We have a customer service location in Irvine, California, with a lease through June 2009 and a satellite office in Santa Ana, California with a lease that expires in June 2009. In addition, we have a vacated manufacturing and research and development location in Irvine, California with a lease through August 2015 (this lease was inherited through the acquisition of IntraLase in 2007). We have closed this facility and moved operations to other AMO facilities and plan on subletting the space.

We have an administrative, research and development, and manufacturing facility through the acquisition of WaveFront Sciences, Inc. (“WFSI”) in Albuquerque, New Mexico, with a lease through September 2009. We conduct our global operations in facilities that we own or lease. Material facilities include administrative facilities in Australia, Canada, France, Germany, Hong Kong, Singapore, Ireland, Italy, Spain and the United Kingdom. We also have facilities in Japan used for administration, sales and research and development and for distribution and warehousing. We lease all of these facilities. In addition, we operate five manufacturing facilities: one in Añasco, Puerto Rico, where we lease the land and the facility, one in Alcobendas, Spain, where we own the land and the facility, one in Hangzhou, China, where we own the facility but lease the land, one in Uppsala, Sweden, where we own the land and the facility, and one in Groningen, Netherlands, where we own the land and the facility. We believe these facilities are adequate for the current needs of our business.

Item 3.	Legal Proceedings

On January 12, 13 and 15, and February 4, 2009, four purported class action complaints were filed by James Groen, Edward Butler, Maria Palafox and Eric Smith (collectively the “Butler cases”), respectively, in the California Superior Court for Orange County on behalf of owners of our securities. The cases were consolidated before a single judge. The Butler cases alleged, among other things, that the price offered by Abbott for AMO shares is inadequate and that AMO and its directors breached their fiduciary duties to stockholders. On February 14, 2009, the parties to the Butler cases executed a memorandum of understanding reflecting their agreement to settle the class claims asserted in the cases. The memorandum calls for, among other things, (i) AMO to provide supplemental disclosures in the Schedule 14D-9 filed on January 27, 2009; (ii) AMO, Purchaser and Abbott to modify the Merger Agreement; and (iii) the parties to submit documents necessary to obtain the prompt approval by the California Superior Court of the settlement. The supplemental disclosures were made and the Merger Agreement amended on February 17, 2009. The settlement is contingent upon, among other things, consummation of the merger and approval by the Court.

As of December 31, 2008, we have been served or are aware that we have been named as a defendant in approximately 175 product liability lawsuits pending in various state and federal courts within the U.S. as well as certain jurisdictions outside the U.S. in relation to the May 25, 2007 recall of Complete MoisturePlus Multi-Purpose Solution (“2007 Recall”). These suits involve allegations of personal injury to 201 consumers. Of these 175 cases, 160 have been filed in various U.S. courts, 14 in Canada and one outside North America. None of the U.S. personal injury actions have been filed as purported class actions; however, 7 of the Canadian personal injury matters seek class action status. In addition to personal injury suits, 3 U.S. and 7 Canadian matters have been filed as purported class actions by uninjured consumers seeking reimbursement for discarded product pursuant to various consumer protection statutes.

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

On January 27, 2009, we commenced a cash tender offer for our outstanding 7 1/2% Notes and a related consent solicitation to amend the indenture governing the 7 1/2% Notes. The principal purposes of the cash tender offer and the related consent solicitation are to acquire all of the outstanding 7 1/2% Notes, to eliminate substantially all of the restrictive covenants (other than, among other covenants, the covenant to pay interest and premium, if any, on, and principal of, the 7 1/2% Notes when due), certain events of default and substantially all of the restrictions on our ability to merge or consolidate contained in the 7 1/2% Notes and the indenture governing the 7 1/2% Notes, and to waive any and all defaults resulting from the consummation of the transactions contemplated by the Merger Agreement.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Dividends. We have never declared or paid any cash dividends on our common stock or any of our securities. We do not expect to pay cash dividends on our capital stock in the foreseeable future. We intend to retain our future earnings to continue to fund the development and growth of our business as well as repay long-term debt. In addition, our amended and restated Credit Facility prohibits us from paying cash dividends.

Market Information. The following table shows the quarterly closing price range of our common stock during the periods listed.

	2008		2007
Calendar Quarter	Low	High	Low	High
First	$18.83	$24.09	$33.99	$38.97
Second	19.21	24.22	33.48	42.90
Third	17.20	23.31	26.95	35.96
Fourth	4.00	17.78	23.82	32.05

Our common stock is listed on the New York Stock Exchange and is traded under the symbol “EYE.” The closing price of our common stock was $21.92 on February 11, 2009.

The approximate number of stockholders of record was 4,538 as of February 11, 2009.

The following sets forth shares purchased from employees to pay taxes related to our equity incentive plan:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 27, 2008 to October 31, 2008	1,137	$16.57	—	—
November 1, 2008 to November 28, 2008	4,759	$6.43	—	—
November 29, 2008 to December 31, 2008	17,714	$6.41	—	—

Total	23,610	$6.91	—	—

(1)	Represents shares purchased from employees to pay taxes related to an employee benefit plan.

Item 6.	Selected Financial Data

The following table sets forth selected financial data as of and for each of the years in the five-year period ended December 31, 2008, which has been derived from our audited consolidated financial statements.

	For the Year Ended December 31,
	2008	2007 (a)	2006 (b)	2005 (c)	2004 (d)
	(in thousands, except per share data)
Statement of Operations:
Net sales	$1,185,035	$1,090,846	$997,496	$920,673	$742,099
Cost of sales	468,545	474,974	379,325	353,325	306,164

Gross profit	716,490	615,872	618,171	567,348	435,935

Selling, general and administrative	497,954	547,112	404,802	396,599	329,197
Research and development	75,931	81,832	66,099	61,646	45,616
In-process research and development	—	86,980	—	490,750	28,100
Business repositioning	—	—	46,417	29,680	—
Restructuring charges	45,844	—	—	—	—
Goodwill and intangible asset impairment	72,556	—	—	—	—
Net gain on legal contingencies	(20,492)	—	(96,896)	—	—

Operating income (loss)	44,697	(100,052)	197,749	(411,327)	33,022
Interest expense	77,447	70,536	30,272	29,332	26,933
Unrealized (gain) loss on derivative instruments	(5,782)	6,127	1,290	(2,563)	403
(Gain) loss due to early retirement of Convertible Senior Subordinated Notes	(110,384)	—	18,783	1,885	116,282
Gain on sale of investments	(3,371)	—	—	—	—
Other, net	11,728	3,238	2,588	316	10,620

Earnings (loss) before income taxes	75,059	(179,953)	144,816	(440,297)	(121,216)
Provision for income taxes	14,037	12,996	65,345	12,900	8,154

Net earnings (loss)	$61,022	$(192,949)	$79,471	$(453,197)	$(129,370)

Basic earnings (loss) per share	$1.00	$(3.22)	$1.25	$(8.28)	$(3.89)

Diluted earnings (loss) per share	$0.97	$(3.22)	$1.21	$(8.28)	$(3.89)

(a)	Includes results of the acquired IntraLase business since April 2, 2007 (date of acquisition). In 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.”
(b)	In 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”
(c)	Includes results of the acquired VISX business since May 27, 2005 (date of acquisition).
(d)	Includes results of the acquired Pfizer Inc. Surgical Ophthalmic Business since June 26, 2004 (date of acquisition).

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash and equivalents	$50,706	$34,525	$34,522	$40,826	$49,455
Current assets	524,193	523,111	478,143	479,005	376,825
Total assets	2,532,567	2,748,336	2,013,897	1,980,722	1,076,534
Current liabilities	349,865	342,594	217,453	260,116	193,923
Long term debt, net of current portion and short-term borrowings	1,293,777	1,543,230	851,105	500,000	550,643

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on AMO’s results of operations and cash flows during each of the three years in the period ended December 31, 2008, and the Company’s financial position at that date. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the section entitled “Risk Factors.” This discussion and analysis should be read in conjunction with the historical consolidated financial statements of AMO and related notes thereto included elsewhere in this Form 10-K.

Overview

We are a global leader in the development, manufacture and marketing of medical devices for the eye. Our reportable segments are represented by our three strategic business units: cataract, refractive and eye care. Our cataract business focuses on the four key products required for cataract surgery — monofocal intraocular lenses (“monofocal IOLs”), implantation systems, phacoemulsification systems and viscoelastics. Our refractive business markets excimer and femtosecond laser systems, diagnostic devices, excimer laser treatment cards and femtosecond laser patient interfaces for use in laser eye surgery and refractive implants. Our eye care business provides a full range of contact lens care products for use with most types of contact lenses. These products include single-bottle, multi-purpose cleaning and disinfecting solutions, hydrogen peroxide-based disinfecting solutions, daily cleaners, enzymatic cleaners and contact lens rewetting drops. In 2008, we also introduced eye drops designed to treat the symptoms of dry eye.

We have operations in approximately 27 countries and sell our products in approximately 60 countries in the following four regions:

•	Americas (North and South America);

•	Europe, Africa and Middle East;

•	Japan; and

•	Asia Pacific (excluding Japan, but including Australia and New Zealand).

Abbott Merger

On January 11, 2009, we entered into the Merger Agreement with Abbott and Rainforest Acquisition Inc., a wholly owned subsidiary of Abbott. Subject to the terms and conditions of the Merger Agreement, on January 27, 2009, Purchaser commenced a tender offer to purchase all of our outstanding shares of common stock, par value $0.01, including the associated preferred stock purchase rights, at a purchase price of $22.00 per share, net to the holder in cash, without interest. The consummation of the tender offer will be conditioned on the tender of a majority of the outstanding shares of our common stock on a fully diluted basis and other conditions that are specified in the offer documents. Following completion of the tender offer and, if required, receipt of stockholder approval, we expect to consummate a merger in which the remaining Company stockholders will receive the same cash price per share as paid in the tender offer.

Restructuring Activities

After our acquisition of IntraLase Corp. in the second quarter of 2007, we continued femtosecond laser manufacturing operations in Irvine, California (“Irvine Plant”). As part of the overall integration of IntraLase, in December 2007, we committed to a plan to relocate the femtosecond laser manufacturing operations from the Irvine Plant to our excimer laser and phacoemulsification manufacturing facility in Milpitas, California (“Milpitas Plant”), in order to consolidate equipment manufacturing in one location and to maximize opportunities to leverage core strengths. We completed this relocation during 2008. We also moved the assembly of IntraLase disposable patient interfaces from the Irvine Plant to our facility in Puerto Rico in order to obtain additional synergies.

As a continuation of our commitment to further enhance our global competitiveness, operating leverage and cash flow, our board of directors, in February 2008, approved an additional plan to reduce our fixed costs. The additional plan included a net workforce reduction of approximately 150 positions, or about 4% of our global workforce. In addition, we consolidated certain operations, including the relocation of all non-manufacturing related activities at the Irvine Plant, to improve our overall facility utilization. We completed these activities during 2008.

These plans included workforce reductions and transfers, outplacement assistance, relocation of certain employees, facilities-related costs, and accelerated amortization of certain long-lived assets and termination of redundant supplier contracts. These plans also resulted in start-up costs such as expenses for moving, incremental travel, recruiting and duplicate personnel associated with hiring staff during ramp-up, as well as incremental costs associated with capacity underutilization of the Milpitas Plant during the ramp-up period.

In November 2008, our board of directors committed to an additional plan to reduce its fixed costs. This commitment expands on the plan first committed to by us in December 2007, which was supplemented by action of the board of directors in February 2008.

The amended plan expansion approved by the board of directors in November 2008 includes a net workforce reduction of approximately 190 positions, or about 5% of the company’s global workforce. In addition to workforce reductions, this additional plan includes certain facilities-related costs.

We currently expect to complete these activities in 2009 and estimate the total pre-tax charges resulting from these plans to be in the range of $59 million to $77 million, the majority of which are expected to be cash expenditures. We have recognized the following costs associated with the restructuring plans (in thousands):

Year Ended December 31, 2008
Costs included in cost of sales:
Facilities related and other costs	$4,721
Termination of redundant supplier contracts	166
Incremental costs for transition and start-up activities at the Milpitas Plant	803

5,690

Costs included in selling, general and administrative expenses:
Accelerated depreciation relating to the restructuring	3,678

Costs included in restructuring charges:
Severance, retention bonuses, employee relocation and other one-time termination benefits	41,977
Facilities related and other costs	2,411
Travel and relocation	1,456

45,844

Total	$55,212

Cumulative charges from plan inception through December 31, 2008 were $55.6 million. Expected annualized cost savings from these restructuring actions, once completed, are expected to range from $22 million to $31 million. Actual cost savings could be significantly different from the estimated range if any unforeseen events or changes occur.

IntraLase Acquisition

On April 2, 2007, pursuant to the Agreement and Plan of Merger, dated as of January 5, 2007, by and among AMO, Ironman Merger Corporation, a wholly owned subsidiary of AMO, and IntraLase, we completed the acquisition of IntraLase for total consideration of approximately $822 million in cash. IntraLase was a designer, developer and manufacturer of an ultra-fast laser for refractive and corneal surgery that creates precise corneal incisions for laser vision correction in the first step of LASIK surgery.

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

Eye Care Recalls

In May 2007, we initiated a global recall of the MoisturePlus multipurpose formulation after being informed by the U.S. Food and Drug Administration of an association of this product with Acanthamoeba keratitis. The 2007 Recall resulted in a provision for sales returns of $41.5 million and charges totaling $67.5 million, which comprised $37.5 million in costs of goods sold for impairment of inventory and distribution costs, $29.7 million in selling, general and administrative costs associated with public relations, communication, investigation, processing and handling of distributor and end-customer reimbursements and $0.3 million in research and development costs. As of December 31, 2008, we had approximately $0.4 million in accrued liabilities and no remaining balance in accrued sales returns associated with the 2007 Recall.

In November 2006, we voluntarily recalled certain eye care product lots caused by a production-line issue at our manufacturing plant in China (“2006 Recall”). The 2006 Recall resulted in a provision for sales returns of $9.5 million and charges totaling $15.4 million, which comprised $9.5 million in cost of goods sold for impairment of inventory, distribution and disposal costs and $5.9 million in selling, general and administrative costs associated with public relations, communication, investigation, processing and handling of distributor and end-customer reimbursements in 2006. In fiscal 2007, we recorded a provision for sales returns of $0.2 million and charges totaling $4.5 million, which comprised $2.1 million in costs of goods sold for impairment of inventory, distribution and disposal costs, $2.1 million in selling, general and administrative costs associated with public relations, communication, investigation, and processing and handling of distributor and end-customer reimbursements and $0.3 million in non-operating expenses. As of December 31, 2006, we had approximately $4.5 million in accrued liabilities and $6.7 million in accrued sales returns associated with the 2006 Recall. As of December 31, 2007 and 2008, management did not expect any further significant spending impact from the 2006 Recall.

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

Severance, relocation and related costs were incurred for worldwide workforce reductions due to our discontinuation of certain non-core products and infrastructure and process improvements associated with our productivity initiatives. The majority of these costs occurred in the United States, Japan and Europe. Net asset gains resulted from disposals of long-lived assets from certain discontinued non-core products and relocation of certain facilities, offset by asset write-downs which resulted from the impairment and disposal of long-lived assets from the reduction in expected future cash flows. The fair values of impaired assets were based on probability weighted expected cash flows as determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”).

The plan further called for increasing our investment in key growth opportunities, specifically our refractive implant product line and international laser vision correction business, and accelerating the implementation of productivity initiatives.

In 2006, we incurred $62.7 million of pre-tax charges, which included $16.3 million for inventory, manufacturing related and other charges included in cost of sales, and $46.4 million included in operating expenses for severance, relocation and other one-time termination benefits of $13.7 million, productivity and brand repositioning costs of $37.6 million, offset by net asset disposal gains of $2.8 million and a net credit from settlement of contractual obligations of $2.1 million. In 2005, we incurred $42.3 million in pre-tax charges which included $12.6 million for inventory related charges included in cost of sales, and $29.7 million included in operating expenses for severance, relocation and other one-time termination benefits of $14.0 million, asset write-downs of $9.2 million, contractual obligations of $2.7 million and accelerated productivity and brand repositioning costs of $3.8 million. The plan was completed in 2006. The cumulative charges incurred of $105.0 million were within the range previously announced.

VISX Acquisition

On May 27, 2005, pursuant to the Agreement and Plan of Merger, dated as of November 9, 2004, as amended, by and among AMO, Vault Merger Corporation, a wholly owned subsidiary of AMO, and VISX, we completed our acquisition of VISX for total consideration of approximately $1.4 billion, consisting of approximately 27.8 million shares of AMO common stock, the fair value of VISX stock options converted to AMO stock options and approximately $176.2 million in cash. VISX products include the VISX STAR Excimer Laser System, the VISX WaveScan System and VISX treatment cards.

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

Critical Accounting Policies and Estimates

Revenue Recognition and Accounts Receivable

We recognize revenue when it is realized or realizable in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured.

Our eye care and cataract products are sold to both distributor and non-distributor customers under customary and typical contractual and purchase order arrangements for our industry. We record revenue from eye care and cataract product sales when title and risk of ownership have been transferred to the customer, which is typically upon delivery to the customer, with the exception of intraocular lenses distributed on a consignment basis, which is upon notification of implantation in a patient.

We sell our refractive products to non-distributor customers under contractual arrangements which contain multiple deliverables. We evaluate whether the separate deliverables in each arrangement can be unbundled. These contractual arrangements typically include a laser system, a license and related per procedure fees associated with disposables (treatment key cards or patient interfaces), service, training and installation. For these sales, we apply the residual value method in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, which requires the allocation of the total arrangement consideration less the fair value of the undelivered elements. The portion of arrangement consideration associated with training is recognized when the training completed. The portion of arrangement consideration attributable to service is deferred and recognized over the term of the service period included in the initial sale of the laser system, generally one year. The residual arrangement consideration represents the laser system, initial included per procedure fees and installation, and is recognized upon completion of the installation at the customer location.

We recognize revenues for per procedure fees that are separate from and subsequent to a laser system sale upon shipment if we have no continuing obligations or involvement subsequent to shipment, otherwise we recognize revenue upon delivery to the customer.

We also offer extended warranty contracts, which are separately sold to non-distributor customers. We recognize revenue on a straight-line basis over the period of the extended contracts, which is generally one year.

Some non-distributor customers finance the purchase or rental of their equipment directly from us over periods ranging from one to four years. These financing agreements are classified as either rental or operating leases or sales-type leases as prescribed by SFAS No. 13, “Accounting for Leases”. Under sales-type leases, equipment revenues are recognized based on the net present value of the expected cash flow after installation. Under rental or operating lease arrangements, rental revenue is recognized over the term of the agreement.

The Company also utilizes third-party distributors for refractive products who are responsible for all marketing, sales, installation, training and warranty labor costs. Accordingly, revenue associated with sales to distributors is recognized when title and risk of loss has been transferred to the distributor in accordance with the terms of the related distribution agreement, generally upon delivery to the distributor.

For all of our products, we use judgment when determining whether collection is reasonably assured and we rely on a number of factors, including past transaction history with the customer and management evaluations of the credit worthiness of the customer. When we determine that collection is not reasonably assured, we defer revenue until such time that collection is reasonably assured.

We generally permit returns of eye care and cataract products if an item is returned in a timely matter, in good condition, and through the normal channels of distribution. Eye care and cataract product return policies in certain international markets can be more stringent and are based on the terms of contractual agreements with the customers. We generally do not accept returns of refractive products and do not provide rights of return or exchange, price protection or stock rotation rights to any refractive product distributor. Allowances for returns are provided for based upon an analysis of our historical patterns of returns. To date, excluding the impacts of our product recalls, historical product returns have been within our estimates.

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

The allowance for doubtful accounts is determined by analyzing specific customer accounts and assessing the risk of uncollectibility based on insolvency, disputes, current economic trends, and changes in customer payment trends or other collection issues. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.

Goodwill, Intangible Assets and Long-Lived Assets

Goodwill represents the excess of acquisition costs over the fair value of net assets of purchased businesses. Intangible assets include patents, licensing agreements, customer relationships and technology rights, which are amortized utilizing the straight-line method over their estimated useful lives ranging from 3 to 19 years, and non-amortizable trademarks.

Goodwill and non-amortizable intangible assets are not amortized, but instead are subject to a periodic impairment review performed during the second quarter of each fiscal year. We also review the carrying amount of goodwill and non-amortizable intangible assets in interim periods whenever events and circumstances indicate that the carrying amount of these assets may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments.

We review the recoverability of our goodwill and non-amortizable intangible assets by comparing each unit’s fair value to the book value of its net assets. In a business combination, goodwill is allocated to our various reporting units, which are the same as our reportable segments, based on relative fair value of the assets acquired and liabilities assumed. If the book value of the reporting unit’s net assets exceeds its fair value, the goodwill is written down to its implied fair value.

Goodwill and non-amortizable intangible assets are specifically identified to each reportable unit. Since each manufacturing plant is dedicated to a specific product category that corresponds to our reportable segments, assets and liabilities related to manufacturing operations are specifically identified to each reportable unit. Assets and liabilities of our commercial operations are not specifically identified since these amounts benefit multiple business units. We use revenue as a key measure in evaluating the performance of each business unit and the determination of resources to be dedicated to each business unit. Therefore, we believe that revenue generated by each reporting unit provides a reasonable measure to use as a basis to apply a consistent allocation methodology. Accordingly, assets and liabilities for our commercial operations have been assigned to the reporting units based on revenues generated by each reporting unit.

In the second quarters of 2008, 2007 and 2006, we performed our annual impairment tests of our goodwill and non-amortizable intangible assets, and no impairment was indicated based on these tests. In the fourth quarter of 2008, as the result of a greater than 50% decline in the price of our common stock from mid-October through December 31, 2008 resulting from announced reductions in our projected revenues and operating results in October 2008 and overall declines in the broader stock markets, we believed that the carrying amount of goodwill and non-amortizable intangible assets may not be recoverable. Consequently, we reviewed the carrying amounts of these assets to determine the extent of impairment, if any. We first reviewed our non-amortizable VISX and IntraLase tradename intangible assets, and compared the fair values on a discounted cash flow basis to the carrying values. The fair values were determined using a discount rate of 13%, relief from royalty rates of 5-6% and projected revenues over the next 6 years plus a terminal value. The terminal value was determined under the Gordon Growth Model, using a discount rate of 13% and a long-term growth rate of 3%. After comparing their calculated fair values to their carrying values, we determined that the carrying value of the VISX tradename exceeded its fair value. Accordingly, an impairment charge of approximately $36.4 million was recognized in the year ended December 31, 2008. A 1% increase in the discount rate or a 1% decrease in the relief from royalty rate or long-term growth rate would not trigger an impairment of the Intralase tradename intangible asset. A 1% increase in the discount rate or a 1% decrease in the relief from royalty rate or long-term growth rate would increase the impairment charge in the VISX trade name by a range of $5 million to $16 million.

After considering the recognized non-amortizable VISX tradename impairment, we evaluated our goodwill balances by comparing the fair values of our reporting units to their carrying values. Although the fair values of each reporting unit were determined individually using a discounted cash flow approach, the combined fair value of our reporting units was reconciled to the purchase price to be paid by Abbott, as we believe this amount is our best indicator of fair value. The fair value of each reporting unit was determined using projected cash flows over the next 6 years plus a terminal value, using discount rates for each reporting unit ranging from 13% to 18%. The terminal values were determined under the Gordon Growth Model, using the corresponding discount rates and long term growth rates of 3%. Based on the discounted cash flow analysis, we determined that the fair values of our refractive and cataract reporting units exceeded their carrying values, and, consequently, no goodwill impairment was recognized for these reporting units. However, we determined that goodwill for the eye care reporting unit was impaired, and, accordingly, performed a step 2 analysis to determine the amount of the impairment. As a result, an impairment charge of approximately $36.2 million was recognized in the year ended December 31, 2008 representing the entire goodwill balance of this reporting unit. A 1% increase in the discount rates or a 1% decrease in the long-term growth rates for each reporting unit would not trigger any additional goodwill impairment.

We believe that the assumptions and rates used in our goodwill and non-amortizable intangible asset impairment testing are reasonable, but they are judgmental, and variations in any of the assumptions or rates could result in materially different calculations of fair values, and ultimately the amount, if any, of impairment charges that are recognized.

Should the merger with Abbott not be consummated on the terms and timing currently anticipated, or at all, the market values of our common stock and our debt could decline from the current values, which may result in material impairment charges in future periods.

In accordance with SFAS 144, we assess potential impairment to our long-lived assets, including amortizable intangible assets, when events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets. In the fourth quarter of 2008, we reviewed the recoverability of our long-lived assets in conjunction with the goodwill and non-amortizable intangible assets, and concluded that the long-lived assets were recoverable and no impairment was indicated.

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

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. As a multinational corporation, we are subject to taxation in many jurisdictions, our income tax returns in several locations are being examined by the local tax authorities and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.

Stock-Based Compensation

Effective January 1, 2006, we began accounting for stock options and employee stock purchase plan (“ESPP”) shares under the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments expected to vest based on the grant-date fair value of those awards. The fair value of stock options and ESPP purchase rights are estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award and we have elected to use the straight-line method. We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the consolidated statement of operations.

We also have an annual performance stock incentive program which provides the opportunity for certain executives to earn long-term incentive compensation awards based upon specified performance measures. Awards are to be settled in a number of restricted stock shares or units equal to the value of the award amount divided by the fair market value of our common stock on the date the performance criteria are deemed to have been met. The fair value of the awards on the grant date is estimated using a lattice-based valuation model. The associated expense, if any, is recognized on a straight-line basis over the period which starts from the date the annual program is approved by the board of directors through the end of the expected vesting period of the restricted stock awards.

Acquired In-Process Research and Development

Costs to acquire in-process research and development (“IPR&D”) projects and technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred. The fair value of IPR&D projects and technologies is estimated based upon management’s assumptions such as projected regulatory approval dates, estimated future revenues and cost of goods sold of the products under development and expected sales and marketing costs. The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

Comparing Fiscal Years Ended December 31, 2008, 2007 and 2006

The following table presents net sales and operating income by operating segment for the years ended December 31, 2008, 2007 and 2006, respectively:

	Net Sales			Operating Income (Loss)
(In thousands)	2008	2007	2006	2008	2007	2006
Cataract	$541,560	$497,656	$469,793	$291,714	$264,111	$221,144
Refractive	421,914	422,148	266,108	254,759	250,396	178,625
Eye Care	221,561	171,042	261,595	77,106	(399)	103,073

Total operating segments	$1,185,035	$1,090,846	$997,496	$623,579	$514,108	$502,842

Net sales increased by $94.2 million, or 8.6%, to $1,185.0 million in 2008 from $1,090.8 million in 2007. The increase in 2008 was primarily the result of higher net sales in our cataract and eye care operating segments, mainly resulting from the recovery of our 2007 Recall. 2008 also included the full year results of the IntraLase acquisition, which was completed on April 2, 2007. Net sales also included an estimated favorable foreign currency impact of 3.2% in 2008. Our sales and earnings in future periods may be impacted during times of a strengthening or weakening U.S. dollar.

Net sales from our cataract segment increased by 8.8% in 2008 compared with 2007. This increase was the result of strong performance in all product categories both domestically and internationally. Monofocal IOL sales increased 7.8% to $283.3 million in 2008, compared with 2007, driven by our proprietary Tecnis line of aspheric monofocal IOLs, including Tecnis 1-piece, our first single piece acrylic IOL offering, partially offset by sales declines in older-technology products. Net sales from viscoelastics and phacoemulsification systems were up 10.6% to $236.7 million due to increased sales of our WhiteStar Signature system and continued growth of our Sovereign Compact phacoemulsification system and increases in surgical pack sales.

Cataract sales growth in 2008 in the U.S. was 5.8%, the Other Americas was 9.1%, Europe/Africa/Middle East (“EAM”) was 7.4%, Asia Pacific was 11.7% and Japan was 17.3%. The increases were due to continued strong monofocal IOL sales driven by our proprietary Tecnis line of aspheric monofocal IOLs, strong demand for our WhiteStar Signature system and continued growth of our Sovereign Compact phacoemulsification system, partially offset by decreases in sales of older-technology products. Net sales in our cataract business also reflect an estimated favorable foreign currency impact of 3.9% in 2008, largely from fluctuations of the Yen and the Euro versus the U.S. dollar.

Net sales from our refractive segment were relatively flat in 2008 compared with 2007, reflecting increased procedure and related sales and increased systems sales in the first two quarters of 2008 mostly due to the full year impact of the IntraLase acquisition in April 2007, offset by declines in sales of refractive implants and sales of excimer and femtosecond procedure volumes associated with economic weakness affecting primarily the United States in the second half of 2008. We expect U.S. procedures to continue to be impacted into 2009 as refractive procedures are generally an expensive discretionary spending item that consumers may postpone during difficult economic times. This postponement will likely result in reduced procedure revenues and lower refractive gross margins until such time as the economic weakness subsides. An acceleration of this decline in the U.S. or globally could have a material adverse impact on our revenue, results of operations, financial condition and liquidity.

Refractive net sales in 2008 decreased in the U.S. by 17.7% primarily due to lower laser procedure volumes and significantly lower system sales. Net sales increased in the Other Americas by 6.6% due to favorable femtosecond procedure growth. Net sales increased in EAM, Japan and Asia Pacific, as a result of our international expansion strategy for the refractive business. Net sales in our Refractive business reflect a favorable foreign currency impact of 0.9% largely from fluctuations of the Yen and the Euro versus the U.S. dollar.

Net sales from our eye care segment increased by 29.5% in 2008 compared with 2007. The increase in net sales reflects our continued recovery from the 2007 Recall with renewed sales of our multipurpose solutions and growing demand for our newly launched line of over-the-counter dry eye products sold under the blink® Tears brand, which was introduced in 2008. Net sales overall increased significantly in every major region, compared with the prior year, primarily as a result of higher multipurpose solutions sales attributable to the recovery from the 2007 Recall. Additionally, net sales in the U.S. and Europe benefitted from growing demand for our recently launched over-the-counter dry eye product. Net sales in our eye care business included a favorable foreign currency impact of 7.0% largely resulting from fluctuations of the Yen and the Euro versus the U.S. dollar.

Net sales in the U.S. represented 37.0%, 42.1%, and 41.7% of total net sales in 2008, 2007 and 2006, respectively. Additionally, sales in Japan represented 16.5%, 13.3%, and 13.9% of total net sales in 2008, 2007 and 2006, respectively. No other country, or any single customer, generated over 10% of total net sales in any of these years.

Net sales for 2007 increased by $93.4 million, or 9.4%, to $1,090.8 million from $997.5 million in 2006. The increase in 2007 was primarily the result of the IntraLase and WFSI acquisitions and organic growth in cataract and refractive sales, which were partially offset by the negative impact of the eye care recalls. Net sales also included an estimated favorable foreign currency impact of 2.9% in 2007.

Net sales from our cataract segment increased by 5.9% in 2007 compared with 2006. This increase was driven largely by sales of monofocal IOLs and phacoemulsification systems. Monofocal IOL sales increased 8.5% to $262.8 million in the year ended December 31, 2007, compared with 2006, reflecting continued strong growth of the Tecnis IOL franchise, partially offset by sales declines in older-technology products. Net sales from phacoemulsification systems were up 3.7% to $90.7 million due to surgical pack sales and system sales driven by strong growth in our established phacoemulsification franchise and the mid-2007 launch of our WhiteStar Signature system. Sales of viscoelastic products in 2007 were slightly above 2006.

Cataract sales growth in 2007 in the U.S. and Other Americas was 8.0% and was driven by strong demand for our Tecnis IOL products, partially offset by decreases in sales of older-technology intraocular lenses and viscoelastics. Sales in EAM increased by 9.6% in 2007, primarily due to continued strong IOL sales driven by our proprietary Tecnis aspheric monofocal IOL. Sales in Japan declined by 4.5% in 2007, reflecting competitive pricing for acrylic intraocular lenses and decreases in sales of phacoemulsification systems and older-technology intraocular lenses. Net sales in our cataract business reflect an estimated favorable foreign currency impact of 4.1% in 2007, largely from fluctuations of the Yen and the Euro versus the U.S. dollar.

Net sales from our refractive segment increased 58.6% in 2007 compared with 2006. The increase is primarily due to the IntraLase acquisition. Sales of acquired IntraLase products were $137.8 million in the year ended December 31, 2007. The increase also reflects higher demand for our CustomVue procedures and strong international system sales. Our refractive IOL sales increased 10.5% to $54.4 million in 2007 compared with 2006, reflecting demand for our ReZoom and Tecnis Multifocal IOLs.

Refractive net sales increased 37.0% in the U.S. and Other Americas in 2007, compared with 2006, due to the IntraLase acquisition, higher excimer laser procedural volume and a favorable shift toward CustomVue procedures and increased sales of our refractive implant portfolio. Net sales increased 170.0%, 455.1% and 48.6% in EAM, Japan and Asia Pacific, respectively, due to the IntraLase acquisition and as a result of our international expansion strategy for the refractive business. The foreign currency impact on refractive sales in 2007 was not material.

Net sales from our eye care segment decreased by 34.6% in 2007 compared with 2006. The sales decrease of $90.6 million in the year ended December 31, 2007 primarily reflects the impact of the 2007 Recall, which includes returns of $41.5 million. We also saw decreased sales of hydrogen peroxide-based products, principally in Europe and Japan, where the migration to single-bottle cleaning regimens continues.

Eye care net sales decreased significantly in every region in 2007, compared with 2006, primarily as a result of the 2007 Recall. The foreign currency impact on eye care sales in 2007 was not material.

Income and expenses. The following table sets forth certain statement of operations items as a percentage of net sales:

	Year Ended December 31,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	39.5	43.5	38.0

Gross margin	60.5	56.5	62.0
Other operating costs and expenses:
Selling, general and administrative	42.0	50.2	40.6
Research and development	6.4	7.5	6.6
In-process research and development	—	8.0	—
Business repositioning	—	—	4.7
Restructuring charges	3.9	—	—
Impairment charges	6.1	—	—
Net gain on legal contingencies	(1.7)	—	(9.7)

Operating income (loss)	3.8	(9.2)	19.8
Interest expense	6.5	6.5	3.0
Unrealized (gain) loss on derivative instruments	(0.5)	0.6	0.1
(Gain) loss due to early retirement of convertible senior subordinated notes	(9.3)	—	1.9
Gain on investments	(0.3)	—	—
Other non-operating expense, net	1.0	0.3	0.3

Earnings (loss) before income taxes	6.3%	(16.5)%	14.5%

Net earnings (loss)	5.1%	(17.7)%	8.0%

Gross margin and gross profit. Our gross margin percentage increased as a percentage of net sales by 4.0 percentage points to 60.5% in 2008 from 56.5% in 2007. The increase in gross margin was a result of revenue shifts away from lower-margin refractive laser systems toward higher-margin refractive procedures and cataract offerings, and was partially offset by $5.7 million of charges relating to the restructuring included in cost of sales. The trend in our refractive business may reverse in 2009 as we expect continued economic weakness, which may result in reduced procedure revenues, thus resulting in lower gross margins. In addition, gross profit in 2007 was negatively impacted by the 2007 and 2006 Recalls and the IntraLase acquisition/integration-related costs discussed below, partially offset by the favorable impact of a full year of IntraLase net sales in 2008.

Our gross margin percentage decreased as a percentage of net sales by 5.5 percentage points to 56.5% in 2007 from 62.0% in 2006. The decrease in gross margin was largely driven by the negative impact of the 2007 Recall, partially offset by the favorable impact of the IntraLase acquisition. Gross profit for the year ended December 31, 2007 included a $78.0 million negative impact from the 2007 Recall and a $2.3 million negative impact from the 2006 Recall associated with sales returns and product-related costs, which had a combined 7.3 percentage point impact on gross margin. Gross profit for 2007 also included approximately $8.6 million in acquisition and integration charges, which included a $7.7 million non-cash charge for the step-up of inventory to fair value in connection with the IntraLase acquisition, and a $4.7 million charge to discontinue the Amadeus microkeratome distributor agreement in the first quarter of 2007, which had a combined 1.2 percentage point impact on gross margin.

Gross profit for 2006 included a charge of $16.3 million, or a 1.6 percentage point impact on gross margin, for inventory provisions associated with our product rationalization and business repositioning plan. The 2006 Recall also had a negative impact in 2006 of $19.0 million from sales returns, inventory provisions and other charges, or a 1.9 percentage point impact on gross margin.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses as a percentage of net sales was 42.0% in 2008, compared to 50.2% in 2007. The significant contributors to the decrease, in addition to the 2007 Recall and acquisition/integration-related costs included in 2007 expenses but not in the comparable 2008 amounts, includes lower headcount related spending, significantly lower discretionary spending on sales and marketing activities and reductions in variable expenses, primarily on travel and outside services. Also, the decrease is net of a $3.7 million charge for accelerated depreciation of leasehold improvements to the former IntraLase headquarters building we exited early in the fourth quarter of 2008 as part of our restructuring initiative for which no comparable 2007 cost exists. SG&A expenses in 2008 also include a $2.8 million charge for Abbott transaction-related costs, amortization expense of $68.0 million related to acquired intangible assets and stock-based compensation expense under SFAS 123R of $23.0 million, of which $4.7 million related to accelerated stock-based compensation expense from our senior management’s voluntary forfeiture of certain stock options.

SG&A expenses as a percentage of net sales was 50.2% in 2007, compared to 40.6% in 2006. SG&A expenses in 2007 include approximately $29.6 million in acquisition and integration-related charges, amortization expense of $60.6 million related to acquired intangible assets and $17.4 million related to the 2007 Recall. Stock-based compensation expense under SFAS 123R included in SG&A expenses was $16.1 million in 2007.

SG&A expenses in 2006 include approximately $1.8 million in acquisition and integration-related charges, amortization expense of $40.0 million related to acquired intangible assets and $5.9 million related to the 2006 Recall. SG&A expenses in 2006 also include a $1.5 million charge associated with the termination of a distributor agreement in India that we had with our former parent, Allergan. Stock-based compensation expense under SFAS 123R included in SG&A expenses was $14.8 million in 2006.

Research and development. Research and development expenditures as a percentage of net sales in 2008 decreased from 7.5% to 6.4%. or 1.1 percentage points as compared to 2007. The decrease was due to the planned synergies following the IntraLase integration and to lower headcount and discretionary spending. We also recognized an accelerated stock-based compensation charge of $1.0 million in the fourth quarter of 2008 in connection with our senior management’s voluntary forfeiture of certain stock options for which no comparable 2007 charge exists. Research and development expenditures as a percentage of net sales in 2007 increased from 6.6% to 7.5%, or 0.9 percentage points as compared to 2006. The increase primarily reflects incremental operating expenses from the IntraLase acquisition. We also recognized an impairment charge of $1.0 million in the first quarter of 2007 in connection with a research and development licensing arrangement.

Our research and development strategy is to develop proprietary products for vision correction that are safe and effective and address unmet needs. We are currently focusing on new advancements that build on our Tecnis, Healon and phacoemulsification technologies, corneal and lens-based solutions to presbyopia, projects from the acquisitions of WFSI and IntraLase, multipurpose solutions and dry eye products.

In-process research and development. In the second quarter of 2007, we recorded $1.6 million and $85.4 million IPR&D charges related to the WFSI acquisition and IntraLase acquisition, respectively.

IntraLase had two development projects in-process as of the acquisition date. The first project involved technology advancements to reduce the pulse energy and provide smoother, more precise dissections, and enables thinner flaps with the femtosecond laser. The fair value assigned to this project was $81.3 million. The second project involved the development of technologies to allow for ease of transport of femtosecond lasers from one location to another. The fair value assigned to this project was $4.1 million. Subsequent to the acquisition date, our management decided to cancel the second project.

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

•

Further development of therapeutic applications in the IEK was forecast to be approved for sale in the U.S. in 2007. This procedure uses the IntraLase laser for corneal transplant surgery, which involves replacing a diseased or scarred cornea with a donor cornea.

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

As of December 31, 2008, the first project had begun commercial production for upgrade kits to existing femtosecond lasers and we expect to begin commercial production of full systems in the first half of 2009. The project is currently on track and, to date, except for ongoing costs to develop the project, has not impacted our expected investment return, results of operations or financial condition.

Restructuring charges. In 2008, we incurred $45.8 million of pre-tax charges which comprised severance, retention bonuses and other one-time termination benefits of $42.0 million and travel, relocation and facilities related costs of $3.8 million. In addition, we incurred $5.7 million of charges for facilities and other related costs recorded in our cost of sales that related to the restructuring and a $3.7 million charge for accelerated depreciation of leasehold improvements recorded in SG&A related to the restructuring.

Goodwill and intangible asset impairment. In the fourth quarter of 2008, as the result of a greater than 50% decline in the price of our common stock from mid-October 2008 through December 2008 resulting from announced reductions in our projected revenues and operating results in October 2008 and overall declines in the broader stock markets, we believed that the carrying amount of goodwill and non-amortizable intangible assets may not be recoverable. Consequently, we reviewed the carrying amounts of these assets to determine the extent of impairment, if any. We first reviewed our non-amortizable VISX and IntraLase tradename intangible assets, and compared their fair values on a discounted cash flow basis to their carrying values. After comparing their calculated fair values to their carrying values, we determined that the carrying value of the VISX tradename exceeded its fair value. Accordingly, an impairment charge of approximately $36.4 million was recognized in the year ended December 31, 2008.

After considering the recognized non-amortizable VISX tradename impairment, we evaluated our goodwill balances by comparing the fair values of our reporting units to their carrying values. Although the fair values of each reporting unit were determined individually using a discounted cash flow approach, the combined fair value of our reporting units was reconciled to the purchase price to be paid by Abbott, as we believe this amount is our best indicator of fair value. Based on the discounted cash flow analysis, we determined that the fair values of our refractive and cataract reporting units exceeded their carrying values, and, consequently, no goodwill impairment was recognized for these reporting units. However, we determined that goodwill for the eye care reporting unit was impaired, and, accordingly, performed a step 2 analysis to determine the amount of the impairment. As a result, an impairment charge of approximately $36.2 million was recognized in year ended December 31, 2008 representing the entire goodwill balance of this reporting unit.

Net gain on legal contingencies. We recognized a net gain on legal contingencies of $20.5 million, net of legal costs incurred, in the second quarter of 2008 from the execution of an agreement with Alcon, Inc., Alcon

Laboratories, Inc., and Alcon Manufacturing Ltd. (collectively, “Alcon”). As part of the agreement, Alcon made a payment of $31 million to us and we made a payment to Alcon of $10 million. We received the net cash proceeds of $21 million in the second quarter of 2008.

We recognized a net gain on legal contingencies of $96.9 million in 2006, primarily from settlement of pending patent litigation, net of costs incurred. On July 7, 2006, we entered into a settlement agreement with Alcon regarding all pending patent litigation between us and Alcon. The settlement required Alcon to pay us a lump-sum payment of $121 million which was received in July 2006 and was accounted for in the third quarter of 2006. The parties agreed to dismiss all pending patent litigation in Delaware and Texas, agreed not to sue each other regarding the patents at issue in those cases and cross-licensed patents covering existing features of commercially available phacoemulsification products.

Operating income (loss). Operating income (loss) was $44.7 million, $(100.1) million and $197.7 million in 2008, 2007 and 2006, respectively. Operating income as a percentage of net sales, or operating margin, was 3.8% in the year ended December 31, 2008. The $44.7 million operating income in 2008 reflected the impact of a $20.5 million net gain on legal contingencies, $45.8 million in restructuring charges, $5.7 million of charges for facilities and other costs relating to the restructuring, a $3.7 million charge for accelerated depreciation of leasehold improvements related to the restructuring, $72.6 million of goodwill and intangible asset impairment charges, a $2.8 million charge for Abbott transaction-related costs, $68.0 million of intangibles amortization included in SG&A and $29.6 million in stock-based compensation expense, of which $5.9 million related to accelerated stock-based compensation expense from our senior management’s voluntary forfeiture of certain stock options. The net impact from these items reduced operating margin by 18.0 percentage points in 2008.

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

Operating income from our cataract business increased by $27.6 million in the year ended December 31, 2008, due to the increase in net sales of IOL products, viscoelastics and phacoemulsification systems discussed above. Operating income from our refractive business increased by $4.4 million in the year ended December 31, 2008, primarily due to the impact of the IntraLase acquisition, which was completed in the second quarter of 2007. Operating income from our eye care business increased by $77.5 million in the year ended December 31, 2008, primarily due to the recovery from the 2007 Recall discussed above.

Operating income from our cataract business increased by $43.0 million in the year ended December 31, 2007, due to the increase in net sales and favorable mix of higher-margin products, partially offset by declines of older-technology products. Operating income from our refractive business increased by $71.8 million in the year ended December 31, 2007, primarily due to sales of products acquired from IntraLase in April 2007. Operating income from our eye care business decreased by $103.5 million in the year ended December 31, 2007, primarily due to the recalls and ongoing declines in the market for hydrogen peroxide-based products.

Non-operating expense. Interest expense was $77.4 million, $70.5 million and $30.3 million in 2008, 2007 and 2006, respectively. The increase in 2008 was due to the issuance of more than $700 million in debt in April 2007 in connection with the IntraLase acquisition, partially offset by lower interest rates during the second half of 2008 on variable rate borrowings. Interest expense in 2008 also includes $3.0 million of a deferred financing cost write-off associated with the repurchase of our convertible senior subordinated notes. The increase in 2007 was due to the issuance of $700 million in debt in April 2007 in connection with the acquisition of IntraLase. Interest expense in 2007 also includes a $1.3 million deferred financing cost write-off associated with the IntraLase acquisition. Interest expense in 2006 includes a pro-rata write-off of debt issuance costs of $3.3 million primarily associated with the termination of a term loan.

We recorded an unrealized (gain) loss on derivative instruments of $(5.8) million, $6.1 million and $1.3 million in 2008, 2007 and 2006, respectively. We record as “unrealized (gain) loss on derivative instruments” the mark-to-market adjustments on the outstanding foreign currency options and forward contracts into which we entered into in order to reduce the volatility of expected earnings in currencies other than the U.S. dollar.

During 2008, we repurchased $227.0 million aggregate principal amount of convertible senior subordinated notes ($57.0 million principal amount of the 2  1/ 2% Notes and $170.0 million principal amount of the 3.25% Notes) utilizing borrowings under our Credit Facility. We recognized a gain on debt extinguishment of $110.4 million in conjunction with the note repurchases, excluding the write-off of the deferred financing costs discussed above.

During the year ended December 31, 2006, we entered into an accelerated share repurchase arrangement with a third-party to use the proceeds from the issuance of the 3.25% Notes to purchase $500.0 million of our common stock at a volume weighted price per share over the term of the agreement. During 2006, a third-party had delivered to us in the aggregate 10.5 million shares of our common stock. The impact of the shares repurchased under this arrangement in 2006 reduced stockholders’ equity by $500.0 million, which included $0.1 million for the par value of common stock, additional paid-in capital of $247.2 million and accumulated deficit of $252.7 million. Repurchased shares were retired upon delivery to us. In addition, during 2006, we repurchased $148.9 million of aggregate principal amount of convertible senior subordinated notes ($103.9 million principal amount of the 2  1/2% Notes and $45.0 million principal amount of the 1.375% Notes) utilizing borrowings under our Credit Facility. We incurred a loss on debt extinguishment of $18.8 million, and wrote-off debt issuance costs of $3.3 million in 2006 in conjunction with the note repurchases.

Other net non-operating expense was $11.7 million, $3.2 million and $2.6 million for 2008, 2007 and 2006, respectively. The increase from 2007 to 2008 is due primarily to an increase in the recognized loss on derivative instruments in 2008, which was partially offset by foreign currency fluctuations in our operating results.

Income taxes. In 2008, we recorded a provision for income taxes of $14.0 million on pre-tax earnings of $75.1 million. The results for the year ended December 31, 2008 included $72.6 million of goodwill and intangible asset impairment charges related to the VISX tradename and goodwill associated with our eye care reporting unit pursuant to SFAS 142 for which $28.2 million of deferred tax benefits were recorded.

We recognized a gain of $110.4 million in conjunction with the note repurchases, excluding the write-off of the deferred financing costs included in interest expense. In connection with these unscheduled repurchases, we also recognized additional ordinary taxable income in the amount of $35.8 million and a corresponding reduction in deferred tax liabilities in the amount of $13.9 million related to the recapture of tax deductions taken in excess of financial statement interest expense.

The recognized gain and ordinary taxable income resulting from the unscheduled retirements of the notes during 2008 allowed us to recognize deferred tax assets related to foreign tax credits and benefits in the amount of $13.5 million for which management had previously established a valuation allowance during the year ended December 31, 2007. In addition, $6.9 million of deferred tax expense associated with utilization of foreign tax credits and benefits was recorded during the year ended December 31, 2008. The total amount of valuation allowances decreased for the year by $11.9 million to an ending balance of $30.2 million, primarily related to the utilization of foreign tax credits.

We recorded a deferred tax benefit of $10.1 million from stock-based compensation of $35.0 million under SFAS 123R. As a result of senior management’s voluntary forfeiture of both vested and unvested stock options, we accelerated the remaining expense on cancelled awards that resulted in pre-tax charges of approximately $5.9 million, which is included in the total stock-based compensation expense of $35.0 million. This cancellation created tax shortfalls that results in the reversal of $2.5 million of prior period deferred tax assets and the reversal of $2.3 million of deferred tax assets recorded in the current period. The reversal of these deferred tax assets resulted in a decrease to additional paid-in capital as we have a sufficient windfall tax pool.

As a result of the Emergency Economic Stabilization Act of 2008, which extended the Federal Research and Development Tax Credit, and the California Budget Act of 2008 (“AB 1452”), which suspended the utilization of California net operating losses until 2010 and made substantial changes in the limitations on the use of California business credits, we recorded a benefit of $1.4 million related to the Federal Research and Development Tax Credit and released a previously established valuation allowance in the amount of $3.5 million related to future California Research and Development Tax Credit benefits.

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

The 2007 Recall impacted our ability to utilize existing and expected deferred tax assets related to foreign tax credits and benefits that result from our repatriation policy. As such, management determined that it was no longer more likely than not that $9.5 million of existing foreign tax benefits and $17.5 million of foreign tax benefits previously expected to be generated were realizable. Accordingly, during the year ended December 31, 2007, management established a valuation allowance for these items.

In addition, $9.3 million of previously expected deferred tax liabilities associated with future utilization of foreign tax credits and benefits were reversed during the year ended December 31, 2007 as a result of the impact of the 2007 Recall. The total amount of valuation allowance increased for the year ended December 31, 2007 by $33.5 million to $42.1 million, primarily related to the valuation allowance of foreign tax benefit items described above. Additionally, we recorded a deferred tax benefit of $5.9 million from stock-based compensation of $20.4 million under SFAS 123R.

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

Liquidity and Capital Resources

We assess our liquidity by our ability to generate cash to fund operations as well as by our ability to borrow, based on or supported by, our cash generating capabilities from operations. Significant factors in the management of liquidity are: funds generated by operations; levels and changes in accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms. As of December 31, 2008, we had cash and equivalents of $50.7 million. We also have access to a Credit Facility, which is comprised of a $300 million revolving line of credit maturing in April 2013 (the “Revolver”) and a $450 million term loan maturing in April 2014 (the “Term Loan”). Historically, we have generated cash from operations in excess of working capital requirements, and we expect to do so in the future.

Net cash provided by operating activities in 2008 was $126.9 million compared to $52.2 million in 2007 and $224.8 million in 2006. Cash provided by operating activities increased in 2008 compared to 2007 due to higher net income in 2008, improved collections on accounts receivable, and decreased payments for other non-current assets. In addition, cash provided by operating activities includes the net cash proceeds from a gain on legal contingencies of $20.5 million. The increase in operating cash flows was offset by the cash outlay for restructuring actions, a decrease in the rate of inventory turnover, the buildup of bridging inventories to support our manufacturing move, the buildout of our global service structure and the timing of payments of accounts payable and other current liabilities. Operating cash flow declined in 2007 compared to 2006 largely from the negative impact of the eye care recalls and interest payments on long-term debt associated with the acquisition of IntraLase, partially offset by favorable timing of changes in accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities and income taxes.

Net cash used in investing activities was $31.3 million, $801.0 million, and $40.4 million in 2008, 2007 and 2006, respectively. The decrease in cash used in investing activities from 2007 to 2008 was mainly due to the decrease in cash paid for acquisitions, lower capital and internal-use software expenditures and the proceeds from the sale of an investment, partially offset by an increase in spending for demonstration and bundled equipment. The 2007 cash expenditures include $738.5 million net cash paid primarily for the acquisitions of IntraLase and WFSI. Expenditures for property, plant and equipment totaled $22.9 million, $45.8 million, and $29.0 million in 2008, 2007, and 2006, respectively. The 2008 property, plant and equipment (“PP&E”) expenditures primarily comprised expenditures associated with the new Milpitas Plant and continuation of upgrades and expansion of our eye care facility in China. The 2007 PP&E expenditures were largely for manufacturing upgrades at our eye care facilities in Hangzhou, China, and Alcobendas, Spain, upgrades at our cataract facilities in Uppsala, Sweden and Añasco, Puerto Rico and costs associated with our new facility in Milpitas, California. The majority of 2006 PP&E expenditures were for the Uppsala, Sweden manufacturing facility to separate the facility from existing Pfizer operations and related upgrades and for upgrades to our eye care product manufacturing facility in Alcobendas, Spain. Expenditures for demonstration (“demo”) and bundled equipment, primarily phacoemulsification equipment, were $12.7 million, $9.5 million, and $10.8 million in 2008, 2007, and 2006, respectively. We maintain demo and bundled equipment to facilitate future sales of similar equipment and related products to our customers. Expenditures for capitalized internal-use software were $0.8 million, $8.3 million, and $3.2 million in 2008, 2007, and 2006, respectively. We capitalize internal-use software costs after technical feasibility has been established. The decline from 2007 to 2008 was mainly due to the completion of certain financial system upgrades in early 2008.

In 2009, we expect to invest approximately $35.0 million to $45.0 million in property, plant and equipment, demo and bundled equipment and capitalized software as part of the overall expansion of our business.

Net cash used in financing activities was $74.3 million in 2008, which primarily comprised $127.1 million of debt repayments and financing-related costs, partially offset by $40.0 million of additional borrowings under our Credit Facility, $6.8 million from the sale of stock to employees and $6.0 million of excess tax benefits from stock-based compensation. The change in cash provided by and used in financing activities from 2007 to 2008 was due primarily to the net decrease in long-term debt and the reduction in cash received from the sale of stock to employees from 2007 to 2008.

During 2008, we repurchased $227.0 million aggregate principal amount of our convertible senior subordinated notes ($57.0 million principal amount of the 2  1/2% Notes and $170.0 million principal amount of the 3.25% Notes) utilizing borrowings under our Credit Facility. We recognized a gain on debt extinguishment of $110.4 million in conjunction with the note repurchases, excluding the write-off of the deferred financing costs included in interest expense. These repurchases were consummated pursuant to privately negotiated transactions with holders of the notes that had previously contacted us. After the repurchases, the principal amount of our convertible senior subordinated notes decreased from $851.1 million at December 31, 2007 to $624.1 million at December 31, 2008.

Net cash provided by financing activities was $762.1 million in 2007, which primarily comprised $22.1 million from the sale of stock to employees, proceeds of $700.0 million from the issuance of the 7  1/2% Notes and term loan to fund the IntraLase acquisition and $60.0 million of borrowings under the Credit Facility, offset by $3.4 million of debt repayments and the payment of financing-related costs of $16.5 million.

Net cash used in financing activities was $189.8 million in 2006, which primarily comprised $227.7 million of debt repayments and the payment of financing-related costs of $11.1 million, offset by $42.2 million from the sale of stock to employees and $6.7 million of excess tax benefits associated with stock options. Proceeds of $500.0 million from the issuance of the 3.25% Notes were used to repurchase 10.5 million shares of our common stock.

As of December 31, 2008, the Revolver included outstanding cash borrowings of $100.0 million and commitments to support letters of credit totaling $8.4 million issued on our behalf for normal operating purposes, which resulted in an available balance of $191.6 million. The Revolver balance at December 31, 2008 is mainly a result of our repurchase of the convertible senior subordinated notes discussed above, which was offset by principal reduction payments made during the fourth quarter of 2008 from cash generated by our operating activities. The outstanding balance on the Term Loan was $438.9 million as of December 31, 2008, which reflected scheduled quarterly amortization payments during 2008 plus an additional payment, funded by operating cash flow, of approximately $3.3 million in advance of our required excess cash flow payment under the Credit Facility that would be due in the first half of 2009.

Borrowings under the Credit Facility, if any, bear interest at current market rates plus a margin based upon our ratio of debt to EBITDA, as defined. The incremental interest margin on borrowings under the Credit Facility decreases as our ratio of debt to EBITDA decreases to specified levels. During 2008, this interest margin was 1.75%

over the applicable LIBOR rate. Additionally, we can borrow at the prevailing prime rate of interest plus an interest margin of 0.75%. The average annual rate of interest during 2008, inclusive of the applicable interest margin, was 4.99% and 5.22% for the Revolver and Term Loan, respectively.

Under the Credit Facility, certain transactions may trigger mandatory prepayment of borrowings. Such transactions may include certain equity or debt offerings, asset dispositions and extraordinary receipts. During 2008, we generated extraordinary receipts, as defined, which is comprised of net income adjusted for non-cash items, capital expenditures, cash payments for income taxes and interest and changes in working capital. The extraordinary receipts for 2008 resulted in an acceleration of approximately $14.8 million of the balance on the Term Loan at December 31, 2008, which is due within 95 days of year end. This amount is in addition to the $3.3 million we voluntarily prepaid on the Term Loan in December 2008. The Revolver contains a material adverse effect clause, which does not trigger mandatory prepayments, but which may limit future borrowings.

We pay a quarterly fee (1.875% per annum at December 31, 2008) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.50% per annum at December 31, 2008) on the average unused portion of the Revolver. In addition, we make mandatory quarterly amortization payments (1.0% per annum at December 31, 2008) on the outstanding balance of the Term Loan.

The Credit Facility provides that we maintain certain financial and operating covenants in order to continue to have access to the financing under the agreement. These covenants include, among other provisions, maintaining specific leverage and interest coverage ratios (the “Financial Covenants”) which pertain only to the Revolver. We were in compliance with the Financial Covenants at December 31, 2008. Certain covenants under the Credit Facility may limit the incurrence of additional indebtedness. Our Credit Facility prohibits dividend payments by us. On October 5, 2007, as a result of the 2007 Recall, we amended the Credit Facility. The amendment changed the Maximum Consolidated Total Leverage Ratio (the “Leverage Ratio”) for certain quarterly periods. Additionally, for purposes of calculating this ratio as well as the Minimum Consolidated Interest Coverage Ratio (the “Interest Coverage Ratio”), we were permitted to exclude certain recall costs and related impacts. On July 30, 2008, in anticipation of the effects to the LASIK business of the slowing U.S. economy, we amended the Credit Facility a second time. The amendment changed the Leverage Ratio for certain quarterly periods. In February 2009, we further amended the Credit Facility, which increased the Leverage Ratio for the first quarter of 2009. The Credit Facility is collateralized by a first priority perfected lien on, and pledge of, all of our combined present and future property and assets (subject to certain exclusions), 100% of the stock of the domestic subsidiaries, 66% of the stock of foreign subsidiaries and all present and future intercompany debts.

Our cash position includes amounts denominated in foreign currencies and the repatriation of those cash balances from some of our non-U.S. subsidiaries may result in additional tax costs. However, these cash balances are generally available without legal restriction to fund ordinary business operations.

We expect that our merger with Abbott will be completed during the first quarter of 2009. The terms of the Merger Agreement indicate that if a majority of the outstanding shares of our common stock are tendered and purchased pursuant to the tender offer provided for in the Merger Agreement, Abbott will advance, provide access to or otherwise fund sufficient amounts to us to satisfy our outstanding debt obligations, including the Credit Facility, the convertible senior subordinated notes and the senior subordinated notes upon the close of the merger or shortly thereafter. Abbott has informed us that is has a substantial amount of available capital to support the operations of our acquired business, including available cash and investment balances, cash flow from operations and access to credit facilities, in addition to our operating cash flows.

Should the merger with Abbott not be consummated and given the worldwide economic crisis and its effects on our refractive business, our current financial projections indicate that we may not be in compliance with the Leverage Ratio in 2009, possibly as early as the second quarter. We would revert to the immediate exploration of one or more of the alternatives that we were pursuing as part of our capital raising and debt reduction program that began in the second half of 2008. As a result of the Merger Agreement, we suspended work on these capital raising and debt reduction efforts.

There were various elements to our capital raising and debt reduction efforts, which were being explored either individually or in some combination at that time, including:

•	continued use of our Revolver to repurchase our convertible senior subordinated notes which were trading at a substantial discount to their face value;

•	further restructuring and cost reduction opportunities, as these actions are most controllable by us;

•	completion of one or more various types of equity investments, or alternatively, a debt recapitalization or restructuring; and

•	negotiation of a satisfactory package providing future covenant relief on the Financial Covenants of our Credit Facility.

These options were among several of the more impactful possibilities among a range of alternatives. The capital raising and debt reduction program, together with our previously announced restructuring plans, were attempting to address additional future pressure on our Financial Covenants under the Credit Facility and the potential required repurchases of the 2  1/2% Notes in January 2010 at the option of the holders of those notes.

In the event that we are not in compliance with any Financial Covenant (including the Leverage Ratio or our obligation to make required principal or interest payments when due), our Revolver lenders could, under certain circumstances, accelerate our obligation to repay that indebtedness owed to them and if we were unable to repay, refinance or restructure that indebtedness they could take other actions, including forcing a reduction in the size of their lending commitments, proceeding against the collateral securing that indebtedness or they could terminate their obligations to lend altogether, thereby precluding our ability to access any available borrowings which are required to finance our normal, ongoing operations.

In the event of a pending or actual non-compliance situation as mentioned above with the Financial Covenants, we would seek to amend the Financial Covenants or obtain waivers for non-compliance, either of which could result in substantial additional costs in terms of fees and/or annual interest expense, if any amendment or waiver were granted at all. In the event the required percentage of lender banks were unwilling to amend the Financial Covenants or waive our non-compliance, and in the event our non-compliance continued beyond the relevant cure period, that event would constitute a default under our Term Loan and could result in an acceleration of our obligation to pay this indebtedness. If an acceleration of debt repayment were to occur and continue on our Revolver, Term Loan or both, we would then be in default with our convertible and senior subordinated notes and potentially need to repay these amounts on demand as well.

If an amendment to the Financial Covenants required a change to the pricing schedule (i.e. the interest rates we are required to pay our Credit Facility lenders) then this higher interest rate would accrue to the benefit of both the Revolver banks as well as the Term Loan banks and could result in our paying substantial additional costs in terms of fees and/or annual interest expense.

All the above risks and possible outcomes contemplate the merger not being consummated. As mentioned above, were this to occur we would immediately renew the capital raising and debt reduction alternatives we were previously pursuing. We believe that a number of these options, in combination with each other, when supplemented with our available cash, projected operating cash flows and availability under the Credit Facility, would provide sufficient resources to fund operations, capital expenditures, working capital, debt service and other cash needs over the next twelve months, as well as to repurchase any remaining outstanding 2  1/2% Notes, which would be subject to repurchase in January 2010 at the option of the holder. We also believe there is an alternate path, relying primarily on actions within our control such as additional restructuring and cost reductions, that could achieve a comparable outcome.

We cannot guarantee that we would be able to restart all elements of our capital raising and debt reduction program on favorable terms or at all. Further, we cannot guarantee that we would be able to negotiate any required waivers, amendments or refinancings as contemplated in the above paragraphs on terms favorable to us, if at all. In addition, the terms of existing or future waivers, amendments or debt agreements may restrict us from pursuing any of these alternatives. To the extent some combination of these alternatives were unavailable to us, it could have a material adverse effect on our business, our ability to repay debt principal, our financial condition and our liquidity.

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

Our credit ratings and outlooks as of February 2009 are summarized below.

Rating Agency	Rating	Outlook
Moody’s	B2	Negative
Standard & Poor’s	B+	Negative

Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in our industry, our financial position and changes in our business strategy.

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

Foreign currency fluctuations. Approximately 63% of our revenues in the year ended December 31, 2008 and approximately 58% of our revenues in each of the years ended December 31, 2007 and 2006, were derived from operations outside the United States, and a significant portion of our cost structure is denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

Contractual obligations. The following represents a list of our material contractual obligations and commitments as of December 31, 2008:

	Payments Due by Period
	2009	2010-2011	2012-2013	Thereafter	Total
	(in millions)
Long-term debt, principal amount	$119.2	$8.8	$8.8	$1,276.2	$1,413.0
Cash commitments for interest payments	63.3	117.0	116.0	269.4	565.7
Operating lease obligations	21.2	28.6	17.3	31.8	98.9
IT services	4.8	8.9	3.8	—	17.5
Other purchase obligations, primarily purchases of inventory and capital equipment	93.4	26.4	—	—	119.8

The long-term debt, principal amount for 2009 includes $100.0 million outstanding under the Revolver that matures in 2013.

As of December 31, 2008, we had a liability for unrecognized tax benefits, including interest and penalties of $42.2 million. We are unable to determine when cash settlement with tax authorities may occur.

Off-balance sheet arrangements. We had no off-balance sheet arrangements at December 31, 2008.

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles, and expands disclosure requirements regarding fair value measurements. Although SFAS 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within generally accepted accounting principles (“GAAP”). We have adopted FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), issued February 2008, and as a result we applied the provisions of SFAS 157 that are applicable as of January 1, 2008, which had no material effect on our consolidated financial statements. FSP 157-2 delays the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities until January 1, 2009.

In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance on October 10, 2008, including prior periods for which financial statements had not been issued. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the year ended December 31, 2008.

We adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”) as of January 1, 2008. SFAS 158 requires that we measure the funded status of our defined benefit pension plans as of the date of our statement of financial position, which is December 31. Previously, we measured our funded status as of September 30. In accordance with the measurement date transition provisions, we recognized as an adjustment to accumulated deficit three-fifteenths of the net periodic benefit cost determined for the period from September 30, 2007 to December 31, 2008. The remaining twelve-fifteenths was recognized as the net periodic benefit cost for 2008, exclusive of any curtailment or settlement losses incurred during 2008. The impact of the adoption of this provision resulted in an increase to the pension liability of approximately $0.7 million, an increase in accumulated deficit of approximately $0.4 million and an increase in deferred tax assets of approximately $0.3 million.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. We will be required to adopt SFAS 141R and SFAS 160 effective January 1, 2009. We have not yet determined the effect, if any, that the adoption of SFAS 141R and SFAS 160 will have on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets acquired after January 1, 2009.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. FSP APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 shall be applied retrospectively to all periods presented. The cumulative effect of the change in accounting principle on periods prior to those presented shall be recognized as of the beginning of the first period presented through a reduction in the corresponding debt balances. An offsetting adjustment shall be made to the opening balance of accumulated deficit and additional paid-in capital for that period, presented separately. We believe that the impact of the adoption of FSP APB 14-1 is to increase interest expense on a non-cash basis using the interest method by approximately $24 million, $28 million and $29 million for the years ended December 31, 2006, 2007 and 2008, respectively, from the amounts currently reported. Additionally, we expect that future non-cash interest expense will be increased by the amounts below over the stated coupon interest rates:

Year ending December 31,
2009	$25 million
2010	$17 million
2011	$15 million
2012	$13 million
2013	$14 million
2014	$8 million

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Interest rate risk. At December 31, 2008, our debt comprises domestic borrowings of $874.1 million of fixed rate debt and $538.9 million of variable rate debt. If the interest rates on our variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $5.4 million based on the amount of outstanding variable rate debt at December 31, 2008.

The tables below present information about our debt obligations and interest rate derivatives for the year ended December 31, 2008:

December 31, 2008

	Maturing in						Total	Fair Market Value
	2009	2010	2011	2012	2013	Thereafter
	(in thousands, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate	$—	$—	$—	$—	$—	$189,105	$189,105	$156,995
Weighted Average Interest Rate	—	—	—	—	—	2.50%	2.50%
Fixed Rate	$—	$—	$—	$—	$—	$105,000	$105,000	$45,150
Weighted Average Interest Rate	—	—	—	—	—	1.375%	1.375%
Fixed Rate	$—	$—	$—	$—	$—	$330,015	$330,015	$125,406
Weighted Average Interest Rate	—	—	—	—	—	3.25%	3.25%
Fixed Rate	$—	$—	$—	$—	$—	$250,000	$250,000	$128,750
Weighted Average Interest Rate	—	—	—	—	—	7.50%	7.50%
Variable Rate	$100,000	$—	$—	$—	$—	$—	$100,000	$100,000
Weighted Average Interest Rate	4.75%	—	—	—	—	—	4.75%
Variable Rate	$19,243	$4,400	$4,400	$4,400	$4,400	$402,057	$438,900	$438,900
Weighted Average Interest Rate	4.75%	5.50%	5.50%	5.50%	5.50%	5.50%	5.50%
Total Debt Obligations	$119,243	$4,400	$4,400	$4,400	$4,400	$1,276,177	$1,413,020	$995,201
Weighted Average Interest Rate	4.75%	5.50%	5.50%	5.50%	5.50%	4.53%	4.57%

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

We may enter into foreign exchange option and forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business operations. Accordingly, we enter into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We enter into foreign exchange option and forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. We do not enter into foreign exchange option and forward contracts for trading or speculative purposes.

We use foreign currency option contracts, which provide for the sale of foreign currencies to offset foreign currency exposures expected to arise in the normal course of our business that are ultimately recognized in our operating income or operating losses. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. The principal currencies subject to this process are the Japanese yen and the euro. The foreign exchange forward contracts are entered into to protect the value of foreign currency denominated monetary assets and liabilities and the changes in the fair value of the foreign currency forward contracts were economically designed to offset the changes in the revaluation of the foreign currency denominated monetary assets and liabilities. These forward contracts are denominated in currencies which represent material exposures. The changes in the fair value of foreign currency option and forward contracts are recorded through earnings as “Unrealized (gain) loss on derivative instruments” while any realized gains or losses on expired contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of operations. Any premium cost of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized over the life of the options.

At December 31, 2008, there are no outstanding interest rate swaps.

The following tables provide information about our foreign currency derivative financial instruments outstanding as of December 31, 2008 and 2007. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	December 31, 2008		December 31, 2007
	Notional Amount	Average Contract or Strike Rate	Notional Amount	Average Contract or Strike Rate
	(in $ millions)		(in $ millions)
Foreign currency forward contracts:
Receive US$/Pay Foreign Currency:
Swedish Krona	$1.3	7.86	$24.9	6.42
Euro	27.8	0.72	—	—
Canadian Dollar	7.4	1.22	9.1	0.99
Australia Dollar	3.5	1.42	3.5	1.14
Japanese Yen	—	—	16.8	112.90
Pay US$/Receive Foreign Currency:
U.K. Pound	—	—	17.9	0.50
Danish Krone	0.4	5.35	1.4	5.11
Swiss Franc	2.3	1.07	4.4	1.13
Norwegian Krone	0.6	7.02	0.8	5.44

Total Notional	$43.3		$78.8

Estimated Fair Value	$0.1		$(0.2)

Foreign currency purchased put options:
Japanese Yen	$19.0	100.03	$35.8	119.02
Euro	23.5	1.35	46.0	1.32
Foreign currency sold call options:
Japanese Yen	21.5	88.56	29.3	114.97
Euro	26.3	1.50	46.0	1.32

Total Notional	$90.3		$157.1

Estimated Fair Value	$(0.6)		$(6.1)

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The estimate of fair value is based on applicable and commonly used prevailing financial market information as of December 31, 2008 and 2007. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The impact of foreign exchange risk management transactions on income was a net realized (loss) gain of $(10.0) million, $(4.0) million and $2.3 million in 2008, 2007 and 2006, respectively, which are recorded in “Other, net” on the accompanying consolidated statements of operations.

Item 8:	Financial Statements and Supplementary Data

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
	(In thousands, except share data)
ASSETS
Current assets
Cash and equivalents	$50,706	$34,525
Trade receivables, net	240,079	250,018
Inventories	175,284	160,267
Deferred income taxes	38,948	42,227
Income tax receivable	—	10,569
Other current assets	19,176	25,505

Total current assets	524,193	523,111
Property, plant and equipment, net	162,637	177,675
Deferred income taxes	13,238	14,111
Other assets	77,474	94,949
Intangible assets, net	532,666	649,369
Goodwill	1,222,359	1,289,121

Total assets	$2,532,567	$2,748,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and revolver borrowings	$119,243	$64,500
Accounts payable	47,174	88,432
Accrued compensation	68,150	54,410
Other accrued expenses	102,405	128,833
Deferred income taxes	6,415	6,419
Income tax payable	6,478	—

Total current liabilities	349,865	342,594
Long-term debt, net of current portion	1,293,777	1,543,230
Deferred income taxes	172,030	198,333
Other liabilities	77,299	65,443
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 240,000,000 shares authorized; 61,673,373 and 60,647,394 shares issued	617	606
Additional paid-in capital	1,499,129	1,451,961
Accumulated deficit	(862,861)	(923,469)
Accumulated other comprehensive income	3,298	69,726
Less treasury stock, at cost (41,809 and 3,186 shares)	(587)	(88)

Total stockholders’ equity	639,596	598,736

Total liabilities and stockholders’ equity	$2,532,567	$2,748,336

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Net sales	$1,185,035	$1,090,846	$997,496
Cost of sales	468,545	474,974	379,325

Gross profit	716,490	615,872	618,171
Selling, general and administrative	497,954	547,112	404,802
Research and development	75,931	81,832	66,099
In-process research and development	—	86,980	—
Business repositioning	—	—	46,417
Restructuring charges	45,844	—	—
Goodwill and intangible asset impairment	72,556	—	—
Net gain on legal contingencies	(20,492)	—	(96,896)

Operating income (loss)	44,697	(100,052)	197,749

Non-operating expense (income):
Interest expense	77,447	70,536	30,272
Unrealized (gain) loss on derivative instruments	(5,782)	6,127	1,290
(Gain) loss due to early retirement of Convertible Senior Subordinated Notes	(110,384)	—	18,783
Gain on sale of investments	(3,371)	—	—
Other, net	11,728	3,238	2,588

	(30,362)	79,901	52,933

Earnings (loss) before income taxes	75,059	(179,953)	144,816
Provision for income taxes	14,037	12,996	65,345

Net earnings (loss)	$61,022	$(192,949)	$79,471

Net earnings (loss) per share:
Basic	$1.00	$(3.22)	$1.25

Diluted	$0.97	$(3.22)	$1.21

Weighted average number of shares outstanding:
Basic	60,910	59,991	63,383

Diluted	62,962	59,991	65,571

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid-In	Unearned Compensation	Retained Earnings (Accumulated	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Par Value	In Capital		Deficit)		Shares	Amount
	(in thousands)
Balance at December 31, 2005	67,832	$678	$1,589,688	$(2,824)	$(557,586)	$(19,870)	(1)	$(24)	$1,010,062
Comprehensive income
Net earnings					79,471				79,471
Foreign currency translation adjustments						58,036			58,036

Total comprehensive income									$137,507

Adjustment for initial adoption of SFAS 158, net of taxes						(1,421)			(1,421)
Issuance of common stock under stock option plan	1,799	18	37,276						37,294
Issuance of common stock under stock purchase plans	154	2	4,927						4,929
Issuance of restricted stock	225	2	(2)						—
Cancellation of restricted stock	(7)	—							—
Stock repurchase	(10,491)	(105)	(247,210)		(252,685)				(500,000)
Reclassification of unearned compensation balance			(2,824)	2,824					—
Tax benefits from employee stock plans			8,386						8,386
Stock-based compensation expense			19,234						19,234

Balance at December 31, 2006	59,512	595	1,409,475	—	(730,800)	36,745	(1)	(24)	715,991
Comprehensive income
Net loss					(192,949)				(192,949)
Foreign currency translation adjustments						30,980			30,980
Pension obligation						2,001			2,001

Total comprehensive loss									$(159,968)

Cumulative effect of adoption of FIN 48					280				280
Issuance of common stock under stock option plan	948	9	16,570						16,579
Issuance of common stock under stock purchase plans	201	2	5,539						5,541
Issuance of restricted stock	8	—	(1)						(1)
Cancellation of restricted stock	(22)	—	1						1
Treasury stock							(2)	(64)	(64)
Stock-based compensation expense			20,377						20,377

Balance at December 31, 2007	60,647	606	1,451,961	—	(923,469)	69,726	(3)	(88)	598,736
Comprehensive income
Net earnings					61,022				61,022
Foreign currency translation adjustments						(65,506)			(65,506)
Adjustment due to adoption of SFAS 158 measurement date provisions					(414)				(414)
Pension obligation						(922)			(922)

Total comprehensive loss									$(5,820)

Issuance of common stock under stock option plan	213	3	2,231						2,234
Issuance of common stock under stock purchase plans	481	4	4,479						4,483
Issuance of restricted stock	84	1	100						101
Cancellation of restricted stock	(19)	—	—						—
Treasury stock			—				(39)	(499)	(499)
Reversal of recognized tax benefit on voluntary stock option cancellation			(4,761)						(4,761)
Tax benefits from employee stock plans			5,104						5,104
Issuance of common stock for acquisition	266	3	4,997						5,000
Stock-based compensation expense			35,018						35,018

Balance at December 31, 2008	61,672	$617	$1,499,129	$—	$(862,861)	$3,298	(42)	$(587)	$639,596

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Cash flows provided by operating activities
Net earnings (loss):	$61,022	$(192,949)	$79,471
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Amortization and write-off of original issue discount and debt issuance costs	8,654	6,336	7,051
Depreciation and amortization	114,693	99,248	70,598
Goodwill and intangible asset impairment	72,556	—	—
Deferred income taxes	(19,181)	(16,518)	29,985
In-process research and development	—	86,980	—
(Gain) loss on exchange of convertible senior subordinated notes	(110,384)	—	18,783
(Gain) loss on sale of investments and assets	(1,334)	4,981	2,204
Unrealized (gain) loss on derivatives	(5,782)	6,127	1,290
Stock-based compensation expense	35,018	20,377	19,234
Changes in assets and liabilities, net of effect of acquisitions:
Trade receivables	7,834	23,615	13,918
Inventories	(18,740)	(611)	(20,378)
Other current assets	(1,152)	6,230	(6,190)
Accounts payable	(36,745)	13,842	(11,823)
Accrued expenses and other liabilities	(160)	(12,854)	27,647
Income taxes	9,823	11,925	(6,880)
Other non-current assets	10,782	(4,558)	(116)

Net cash provided by operating activities	126,904	52,171	224,794

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(77)	(738,452)	—
Additions to property, plant and equipment	(22,905)	(45,754)	(29,023)
Proceeds from sale of property, plant and equipment	659	1,054	2,609
Proceeds from sale of investment	4,621	—	—
Additions to capitalized internal-use software	(818)	(8,345)	(3,191)
Additions to demonstration and bundled equipment	(12,735)	(9,484)	(10,756)

Net cash used in investing activities	(31,255)	(800,981)	(40,361)

Cash flows from financing activities
Short-term borrowings (repayments) on revolver, net	40,000	60,000	(60,000)
Repayment of long-term debt	(124,326)	(3,375)	(167,678)
Payment of financing-related costs	(2,766)	(16,537)	(11,063)
Proceeds from issuance of long-term debt	—	700,000	500,000
Proceeds from issuance of common stock	6,818	22,120	42,223
Repurchase and retirement of common stock	—	—	(500,000)
Purchase of treasury stock	—	(64)	—
Excess tax benefits from stock-based compensation	5,968	—	6,718

Net cash (used in) provided by financing activities	(74,306)	762,144	(189,800)

Effect of exchange rates on cash and equivalents	(5,162)	(13,331)	(937)

Net increase (decrease) in cash and equivalents	16,181	3	(6,304)
Cash and equivalents at beginning of year	34,525	34,522	40,826

Cash and equivalents at end of year	$50,706	$34,525	$34,522

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$72,720	$61,400	$14,781
Income taxes	10,169	10,674	25,675

Supplemental disclosure of non-cash investing activities
Issuance of common stock for acquisition	$5,000	$—	$—

See accompanying notes to consolidated financial statements.

ADVANCED MEDICAL OPTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

Note 1: Description of Business

Advanced Medical Optics, Inc. (“AMO” or the “Company”) develops, manufactures and markets medical devices for the eyes. The Company’s reportable segments are represented by three business units: cataract, refractive and eye care. The cataract business focuses on the four key products required for cataract surgery — monofocal intraocular lenses (“monofocal IOLs”), implantation systems, phacoemulsification systems and viscoelastics. The refractive business markets laser systems, diagnostic devices, treatment cards and patient interfaces for use in laser eye surgery, and refractive implants. The eye care business provides a full range of contact lens care products for use with most types of contact lenses. These products include single-bottle, multi-purpose cleaning and disinfecting solutions, hydrogen peroxide-based disinfecting solutions, daily cleaners, enzymatic cleaners, contact lens rewetting drops and artificial tears. The Company sells its products in approximately 60 countries and has direct operations in approximately 27 countries.

On January 11, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Abbott Laboratories (“Abbott”) and Rainforest Acquisition Inc., a wholly owned subsidiary of Abbott (“Purchaser”). Subject to the terms and conditions of the Merger Agreement, on January 27, 2009, Purchaser commenced a tender offer to purchase all of AMO’s outstanding shares of common stock, par value $0.01, including the associated preferred stock purchase rights, at a purchase price of $22.00 per share, net to the holder in cash, without interest. The consummation of the tender offer will be conditioned on the tender of a majority of the outstanding shares of the Company’s common stock on a fully diluted basis, as well as receipt of antitrust clearances, and other conditions that are specified in the offer documents. Following completion of the tender offer and, if required, receipt of stockholder approval, the Company expects to consummate a merger in which the remaining Company stockholders will receive the same cash price per share as paid in the tender offer.

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

The consolidated financial statements have been prepared as if AMO will continue to operate as a separate company and no adjustments have been made to reflect future operations under Abbott.

Liquidity

The Company expects that its merger with Abbott will be completed during the first quarter of 2009. The terms of the Merger Agreement indicate that, if a majority of the outstanding shares of AMO’s common stock is tendered in the merger, Abbott will advance, provide access to or otherwise fund sufficient amounts to the Company to satisfy its outstanding debt obligations, including the credit facility (the “Credit Facility”), the convertible senior subordinated notes and the senior subordinated notes upon the close of the merger or shortly thereafter. Abbott has a substantial amount of available capital to support the operations of the acquired AMO business, including available cash and investment balances, operating cash flows and access to credit facilities, in addition to AMO’s operating cash flows.

Should the merger with Abbott not be consummated and given the worldwide economic crisis and its effects on the Company’s refractive business, the Company’s current financial projections indicate that it may not be in compliance with the financial covenants under the Credit Facility in 2009, possibly as early as the second quarter. The Company would revert to the immediate exploration of one or more of the alternatives that it was pursuing as part of its capital raising and debt reduction program that began in the second half of 2008. As a result of the Merger Agreement, the Company suspended work on these capital raising and debt reduction efforts.

There were various elements to the Company’s capital raising and debt reduction efforts, which were being explored either individually or in some combination at that time, including:

•	continued use of its Credit Facility to repurchase its convertible senior subordinated notes which were trading at a substantial discount to their face value;

•	further restructuring and cost reduction opportunities, as these actions are most controllable by the Company;

•	completion of one or more various types of equity investments, or alternatively, a debt recapitalization or restructuring; and

•	negotiation of a satisfactory package providing future covenant relief on the financial covenants of its Credit Facility.

All the above risks and possible outcomes contemplate the merger not being consummated. As mentioned above, were this to occur the Company would immediately renew the capital raising and debt reduction alternatives it was previously pursuing. The Company believes that a number of these options, in combination with each other, when supplemented with its available cash, projected operating cash flows and availability under the Credit Facility, would provide sufficient resources to fund operations, capital expenditures, working capital, debt service and other cash needs over the next twelve months, as well as to repurchase any remaining outstanding 2  1/2% Convertible Senior Subordinated Notes due 2024, which would be subject to repurchase in January 2010 at the option of the holder. The Company also believes there is an alternate path, relying primarily on actions within its control such as additional restructuring and cost reductions, that could achieve a comparable outcome.

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

Investments

The Company has non-marketable equity investments in conjunction with its various collaboration arrangements. The non-marketable equity investments are recorded at cost and are evaluated periodically for other than temporary declines in fair value. The Company uses the following criteria to determine if such a decline should be considered other than temporary:

•	the duration and extent to which the market value has been less than cost;

•	the financial condition and near-term prospects of the investee;

•	the reasons for the decline in market value;

•	the investee’s performance against product development and/or financial milestones; and

•	the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

Goodwill, Intangible Assets and Long-Lived Assets

Goodwill represents the excess of acquisition costs over the fair value of net assets of purchased businesses. Intangible assets include patents, licensing agreements, customer relationships and technology rights, which are amortized utilizing a straight-line method over their estimated useful lives ranging from 3 to 19 years, and non-amortizable trademarks.

Goodwill and non-amortizable intangible assets are not amortized, but instead are subject to a periodic impairment review performed during the second quarter of each fiscal year. The Company also reviews the carrying amount of goodwill and non-amortizable intangible assets in interim periods whenever events and circumstances indicate that the carrying amount of these assets may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments.

The Company reviews the recoverability of its goodwill and non-amortizable intangible assets by comparing each unit’s fair value to the book value of its net assets. In a business combination, goodwill is allocated to the Company’s various reporting units, which are the same as the Company’s reportable segments, based on relative fair value of the assets acquired and liabilities assumed. If the book value of the reporting unit’s net assets exceeds its fair value, the goodwill is written down to its implied fair value.

Goodwill and non-amortizable intangible assets are specifically identified to each reportable unit. Since each manufacturing plant is substantially dedicated to a specific product category that corresponds to its reportable segment, assets and liabilities related to manufacturing operations are specifically identified to each reportable unit. Assets and liabilities of our commercial operations are not specifically identified since these amounts benefit multiple business units. The Company uses revenue as a key measure in evaluating the performance of each business unit and the determination of resources to be dedicated to each business unit. Therefore, the Company believes that revenue generated by each reporting unit provides a reasonable measure to use as a basis to apply a consistent allocation methodology. Accordingly, assets and liabilities for our commercial operations have been assigned to the reporting units based on revenues generated by each reporting unit.

In the second quarters of 2008, 2007 and 2006, the Company performed its annual impairment tests of its goodwill and non-amortizable intangible assets, and no impairment was indicated based on these tests. However, in the fourth quarter of 2008, an interim test of goodwill and non-amortizable intangible assets was performed. See Note 5.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the Company assesses potential impairment to its long-lived assets, including amortizable intangible assets, when events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets. In the fourth quarter of 2008, management reviewed the recoverability of its long-lived assets in conjunction with the goodwill and non-amortizable intangible assets and concluded that the long-lived assets were recoverable and no impairment was indicated.

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

Revenue Recognition and Accounts Receivable

The Company recognizes revenue when it is realized or realizable in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured.

The Company’s eye care and cataract products are sold to both distributor and non-distributor customers under customary and typical contractual and purchase order arrangements for our industry. The Company records revenue from eye care and cataract product sales when title and risk of ownership have been transferred to the customer, which is typically upon delivery to the customer, with the exception of intraocular lenses distributed on a consignment basis, which is upon notification of implantation in a patient.

The Company sells its refractive products to non-distributor customers under contractual arrangements which contain multiple deliverables. The Company evaluates whether the separate deliverables in each arrangement can be unbundled. These contractual arrangements typically include a laser system, a license and related per procedure fees associated with disposables (treatment key cards or patient interfaces), service, training and installation. For these sales, the Company applies the residual value method in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, which requires the allocation of the total arrangement consideration less the fair value of the undelivered elements. The portion of arrangement consideration associated with training is recognized when the training completed. The portion of arrangement consideration attributable to service is deferred and recognized over the term of the service period included in the initial sale of the laser system, generally one year. The residual arrangement consideration represents the laser system, initial included per procedure fees and installation, and is recognized upon completion of the installation at the customer location. Upon the sale of a system, the revenue associated with the undelivered elements are deferred and recognized when earned. Systems sold to direct customers include installation, and system revenue from such sales is recognized after the installation has been completed. The revenue attributable to service is deferred and recognized over the term of the service period included in the initial sale of the laser system, generally one year. Revenues associated with training are recognized when provided. The Company recognizes revenues from the sale of certain disposables to customers upon shipment if it has no continuing obligations or involvement subsequent to shipment, otherwise the Company recognizes revenue upon delivery to the customer.

The Company recognizes revenue for per procedure fees that are separate from and subsequent to a laser system sale upon shipment if the Company has no continuing obligations or involvement subsequent to shipment, otherwise the Company recognizes revenue upon delivery to the customer.

The Company also offers extended warranty contracts, which are separately sold to non-distributor customers. Revenue is recorded on a straight-line basis over the period of the extended contracts, which is generally one year.

Some non-distributor customers finance the purchase or rental of their equipment directly from the Company over periods ranging from one to four years. These financing agreements are classified as either rental or operating leases or sales-type leases as prescribed by SFAS No. 13, “Accounting for Leases”. Under sales-type leases, equipment revenues are recognized based on the net present value of the expected cash flow after installation. Under rental or operating lease arrangements, rental revenue is recognized over the term of the agreement.

The Company also utilizes third-party distributors for refractive products who are responsible for all marketing, sales, installation, training and warranty labor costs. Accordingly, revenue associated with sales to distributors is recognized when title and risk of loss has been transferred to the distributor in accordance with the terms of the related distribution agreement, generally upon delivery to the distributor.

For all of AMO’s products, the Company uses judgment when determining whether collection is reasonably assured and relies on a number of factors, including past transaction history with the customer and management evaluations of the credit worthiness of the customer. When the Company determines that collection is not reasonably assured, it defers revenue until such time that collection is reasonably assured.

The Company generally permits returns of eye care and cataract products if an item is returned in a timely matter, in good condition, and through the normal channels of distribution. Eye care and cataract product return policies in certain international markets can be more stringent and are based on the terms of contractual agreements with the customers. The Company does not generally accept returns of refractive products and do not provide rights of return or exchange, price protection or stock rotation rights to any refractive product distributor. Allowances for returns are provided for where needed based upon an analysis of the Company’s historical patterns of returns. To date, excluding the impacts of the product recalls, historical product returns have been within the Company’s estimates.

When the Company recognizes revenue from the sale of products, certain allowances known and estimable at time of sale are recorded as a reduction to sales. These items include cash discounts, allowances and rebates. These items are reflected as a reduction to accounts receivable to the extent the customer will or is expected to reduce its payment on the related invoice amounts. In addition, certain items such as rebates provided to customers that meet certain buying targets are credited and paid to the customer subsequent to customer payment. In these cases, such amounts are recorded as accrued liabilities. These allowances are estimated based on historical payment experience, historical relationship to revenues and estimated customer inventory levels. To date, historical sales allowances have been within the Company’s estimates.

The allowance for doubtful accounts is determined by analyzing specific customer accounts and assessing the risk of uncollectibility based on insolvency, disputes, current economic trends, and changes in customer payment trends or other collection issues. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains, corporate LASIK chains and managed care organizations account for a substantial portion of trade receivables. This risk is somewhat limited by the large number of customers comprising the Company’s customer base and their geographic dispersion. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. As a multinational corporation, the Company is subject to taxation in many jurisdictions, its income tax returns in several locations are being examined by the local taxation authorities and the calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) requiring recognition of expenses equivalent to the fair value of stock-based compensation awards. The Company has elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated the financial results reported in prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, the Company’s unearned compensation balance at January 1, 2006 was reclassified to additional paid-in capital upon the adoption of SFAS 123R.

Additionally, under SFAS 123R, the employee stock purchase plan (“ESPP”) is considered a compensatory plan and requires recognition of compensation expense for purchases of common stock made under the ESPP. The Company recognizes compensation expense for stock option and ESPP awards on a straight-line basis over the vesting period. Compensation expense related to the restricted stock and restricted stock units is recognized over the requisite service periods of the awards, consistent with the Company’s practices prior to January 1, 2006.

Research and Development

Research and development costs are charged to expense when incurred.

Acquired In-Process Research and Development

Costs to acquire in-process research and development (“IPR&D”) projects and technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred (see Note 3).

Comprehensive Income (Loss)

Comprehensive income (loss) encompasses all changes in equity other than those with stockholders and consists of net earnings (loss), foreign currency translation adjustments, unrealized gains/losses on derivative instruments and pension obligations, if applicable.

The components of accumulated other comprehensive income (loss) were as follows:

(in millions)	Foreign currency translation adjustment	Pension-related unrecognized losses and prior service cost, net	Total accumulated other comprehensive income (loss)
Balance as of December 31, 2005	$(19,870)	$—	$(19,870)
Net change during the year	58,036	—	58,036
Adoption of SFAS No. 158	—	(1,421)	(1,421)

Balance as of December 31, 2006	38,166	(1,421)	36,745
Net change during the year	30,980	2,001	32,981

Balance as of December 31, 2007	69,146	580	69,726
Net change during the year	(65,506)	(922)	(66,428)

Balance as of December 31, 2008	$3,640	$(342)	$3,298

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles, and expands disclosure requirements regarding fair value measurements. Although SFAS 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within generally accepted accounting principles (“GAAP”). The Company has adopted FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), issued February 2008, and as a result the Company has applied the provisions of SFAS 157 that are applicable as of January 1, 2008, which had no material effect on its consolidated financial statements. FSP 157-2 delays the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities until January 1, 2009. See Note 7 for the disclosures required by SFAS 157.

In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance on October 10, 2008, including prior periods for which financial statements had not been issued. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition as of and for the year ended December 31, 2008.

The Company adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”) as of January 1, 2008. SFAS 158 requires that the Company measure the funded status of its defined benefit pension plans as of the date of its statement of financial position, which is December 31. Previously, the Company measured its funded status as of September 30. In accordance with the measurement date transition provisions, the Company recognized as an adjustment to accumulated deficit three-fifteenths of the net periodic benefit cost determined for the period from September 30, 2007 to December 31, 2008. The remaining twelve-fifteenths was recognized as the net periodic benefit cost for 2008, exclusive of any curtailment or settlement losses incurred during 2008. The impact of the adoption of this provision resulted in an increase to the pension liability of approximately $0.7 million, an increase in accumulated deficit of approximately $0.4 million and an increase in deferred tax assets of approximately $0.3 million.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. The Company will be required to adopt SFAS 141R and SFAS 160 effective January 1, 2009. The Company has not yet determined the effect, if any, that the adoption of SFAS 141R and SFAS 160 will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after January 1, 2009.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. FSP APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 shall be applied retrospectively to all periods presented. The cumulative effect of the change in accounting principle on periods prior to those presented shall be recognized as of the beginning of the first period presented through a reduction in the corresponding debt balances. An offsetting adjustment shall be made to the opening balance of accumulated deficit and additional paid-in capital for that period, presented separately. Management believes that the impact of the adoption of FSP APB 14-1 is to increase interest expense on a non-cash basis using the interest method by approximately $24 million, $28 million and $29 million for the years ended December 31, 2006, 2007 and 2008, respectively, from the amounts currently reported. Additionally, management expects that future non-cash interest expense will be increased by the amounts below over the stated coupon interest rates:

Year ending December 31,
2009	$25 million
2010	$17 million
2011	$15 million
2012	$13 million
2013	$14 million
2014	$8 million

Note 3: Acquisitions

IntraLase Corp.

On April 2, 2007, pursuant to the Agreement and Plan of Merger dated as of January 5, 2007, by and among AMO, Ironman Merger Corporation, a wholly owned subsidiary of AMO, and IntraLase Corp. (“IntraLase”), the Company completed its acquisition of IntraLase, for total consideration of approximately $822 million in cash. IntraLase, a designer, developer and manufacturer of an ultra-fast laser for refractive and corneal surgery that creates precise corneal incisions for laser vision correction in the first step of LASIK surgery.

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

The valuation of acquired intangible assets and IPR&D was based on the actual net assets of IntraLase that existed as of the date of the completion of the acquisition. Of the $224.2 million of acquired intangible assets, $170.2 million was assigned to developed technology rights that have a weighted-average useful life of approximately 7 years, $10.1 million was assigned to customer relationships with a useful life of 5 years and $43.9 million was assigned to the IntraLase tradename with an indefinite useful life. The amounts assigned to intangible assets were based on management’s estimate of the fair value. Developed technology rights recorded in connection with the acquisition of IntraLase were established as intangible assets under paragraph 39 of SFAS No. 141, “Business Combinations” (“SFAS 141”) as the underlying technologies are legally protected by patents covering the femtosecond laser and approved applications of the laser received from regulatory authorities in the United States and international locations. The developed technology rights are both transferable and separable from the acquired entity.

Identification and allocation of value to the identified intangible assets was based on the provisions of SFAS 141. The fair value of the identified intangible assets was estimated by performing a discounted cash flow analysis using the “income” approach. This method includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets are discounted to their present value at a rate commensurate with the perceived risk. The projected cash flow assumptions considered contractual relationships, customer attrition, eventual development of new technologies and market competition.

The estimates of expected useful lives were based on guidance from SFAS 141 and take into consideration the effects of competition, regulatory changes and possible obsolescence. The useful lives of technology rights were based on the number of years in which net cash flows have been projected. The useful lives of customer relationships were estimated based upon the length of the contracts currently in place, probability based estimates of contract renewals in the future and natural growth and diversification of other potential customers, which were considered insignificant. Management considers the IntraLase tradename to be a leading name in laser vision correction procedures. Management intends to maintain and continue to market existing and new products under the IntraLase tradename. As management intends to continue to use the IntraLase tradename indefinitely, an indefinite life was assigned.

Assumptions used in forecasting cash flows for each of the identified intangible assets included consideration of the following:

•	IntraLase historical operating margins

•	Number of procedures and devices IntraLase has developed and that were approved by the FDA

•	IntraLase market share

•	Contractual and non-contractual relationships with large groups of surgeons and

•	Patents and exclusive licenses held.

A history of operating margins and profitability, a strong scientific, service and manufacturing employee base and a leading presence in the laser market were among the factors that contributed to a purchase price resulting in the recognition of goodwill. The acquired goodwill, which is not deductible for tax purposes, has been allocated to the Company’s refractive segment.

In-process research and development

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

The allocation of the purchase price assigned to IPR&D represented the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. The fair value of these IPR&D projects was estimated by performing a discounted cash flow analysis using the “income” approach. Net cash flows attributable to the projects were discounted to their present values at a rate commensurate with the perceived risk, which for these projects was estimated between 14-16%. The following assumptions underlie the projected cash flows as of the IntraLase acquisition date:

•	An enhanced procedure to cut corneal flaps with the femtosecond laser was forecast to be approved for sale in the U.S. in 2011.

•

Further development of therapeutic applications in the IntraLase Enabled Keratoplasty (“IEK”) was forecast to be approved for sale in the U.S. in 2007. This procedure uses the IntraLase laser for corneal transplant surgery, which involves replacing a diseased or scarred cornea with a donor cornea.

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

	Year Ended December 31, 2007		Year Ended December 31, 2006
Net sales	$1,130,166		$1,129,423
Net loss	(205,144	)(1)	(6,569	)(2)
Loss per share:
Basic	$(3.42)		$(0.10)
Diluted	$(3.42)		$(0.10)

(1)	The unaudited pro forma information for the year ended December 31, 2007 includes the following non-recurring charges related to the IntraLase acquisition: an $85.4 million in-process research and development charge and a $7.7 million inventory step-up charge. The unaudited pro forma information also reflects a $6.8 million increase in amortization related to management’s estimate of the fair value of intangible assets acquired as the result of the IntraLase acquisition, a $14.8 million increase in interest expense resulting from additional borrowings incurred to fund the cash needed to complete the IntraLase acquisition and related costs and amortization of deferred financing costs, a $1.4 million decrease representing the elimination of IntraLase’s interest income relating to the marketable securities which were liquidated, and an $9.2 million decrease reflecting the pro forma tax effect of the adjustments at an estimated combined effective tax rate of 40%.
(2)	The unaudited pro forma information for the year ended December 31, 2006 includes the following non-recurring charges related to the IntraLase acquisition: an $85.4 million in-process research and development charge and a $7.7 million inventory step-up charge. The unaudited pro forma information also reflects a $27.1 million increase in amortization related to management’s estimate of the fair value of intangible assets acquired as the result of the IntraLase acquisition, a $59.0 million increase in interest expense resulting from additional borrowings incurred to fund the cash needed to complete the IntraLase acquisition and related costs and amortization of deferred financing costs, a $4.7 million decrease representing the elimination of IntraLase’s interest income relating to the marketable securities which were liquidated, and a $73.6 million decrease reflecting the pro forma tax effect of the adjustments at an estimated combined effective tax rate of 40%.

WaveFront Sciences, Inc. (“WFSI”)

In January 2007, the Company acquired WFSI, an optical medical device research and development company, for approximately $14 million, excluding future contingent consideration discussed below. The purchase price included $1.6 million of IPR&D which was expensed in the quarter ended March 30, 2007, as it represented the fair value of projects that had not reached technological feasibility and had no alternative future use at the date of acquisition. The purchase agreement provides for additional future payments of approximately $6 million that are contingent on successful achievement of certain milestones, $3.6 million of which has been paid through December 31, 2008. The acquisition of WFSI was not material to the historical consolidated financial position, results of operations or cash flows of the Company.

Note 4: Restructuring, Product Rationalization and Business Repositioning Activities

Restructuring Activities

After its acquisition of IntraLase in the second quarter of 2007, the Company continued femtosecond laser manufacturing operations in Irvine, California (the “Irvine Plant”). As part of the overall integration of IntraLase, in December 2007, AMO management committed to a plan to relocate the femtosecond laser manufacturing operations from the Irvine Plant to its excimer laser and phacoemulsification manufacturing facility in Milpitas, California (the “Milpitas Plant”), in order to consolidate equipment manufacturing in one location and to maximize opportunities to leverage core strengths. Also included in the plan was the movement of the assembly of IntraLase disposable patient interfaces from the Irvine Plant to AMO’s facility in Añasco, Puerto Rico in order to obtain additional synergies. During 2008, the Company completed these activities.

As a continuation of AMO’s commitment to further enhance its global competitiveness, operating leverage and cash flow, the board of directors of AMO, in February 2008, approved an additional plan to reduce the Company’s fixed costs. The additional plan included a net workforce reduction of approximately 150 positions, or about 4% of the Company’s global workforce. In addition, AMO consolidated certain operations, including the relocation of all remaining activities at the Irvine Plant, to improve its overall facility utilization. During 2008, the Company completed these activities.

During 2008, the Company incurred a $3.7 million charge associated with accelerated depreciation relating to the restructuring, which is recorded in selling, general and administrative expenses.

These plans have included workforce reductions and transfers, outplacement assistance, relocation of certain employees, facilities-related costs, and accelerated amortization of certain long-lived assets and termination of redundant supplier contracts. These plans have also resulted in start-up costs such as expenses for moving, incremental travel, recruiting and duplicate personnel associated with hiring staff during ramp-up, as well as incremental costs associated with capacity underutilization of the Milpitas Plant during the ramp-up period.

AMO’s board of directors committed to an additional plan to reduce its fixed costs in November 2008. This commitment expands on the plan committed to by AMO in December 2007, which was supplemented by action of the board of directors in February 2008. The plan expansion includes a further net workforce reduction of approximately 190 positions, or about 5% of the company’s global workforce. In addition to workforce reductions, this additional plan includes certain facilities-related costs.

AMO expects to complete these activities in 2009 and estimates the total pre-tax charges resulting from these plans to be in the range of $59 million to $77 million, the majority of which are expected to be cash expenditures. The Company incurred severance and retention bonus charges of $0.4 million under the plan in 2007.

An estimated breakdown of the total charges is as follows:

Severance, retention bonuses, employee relocation and other one-time termination benefits	$ $	42 million- 56 million
Facilities related and other costs	$ $	11 million- 15 million
Termination of redundant supplier contracts and relocation of equipment and inventory		$2 million
Incremental costs for transition and start-up activities at the Milpitas Plant		$4 million

The Company has recorded the following costs associated with the restructuring plans (in thousands):

Year Ended December 31, 2008
Costs included in cost of sales:
Facilities related and other costs	$4,721
Termination of redundant supplier contracts	166
Incremental costs for transition and start-up activities at the Milpitas Plant	803

5,690

Costs included in selling, general and administrative expenses:
Accelerated depreciation relating to the restructuring	3,678

Costs included in restructuring charges:
Severance, retention bonuses, employee relocation and other one-time termination benefits	41,977
Facilities related and other costs	2,411
Travel and relocation	1,456

45,844

Total	$55,212

Activities in the restructuring charges accrual balances during the year ended December 31, 2008 were as follows (in thousands):

	Balance at December 31, 2007	Costs Incurred	Cash Payments	Non-Cash Charges	Balance at December 31, 2008
Severance, retention bonuses, employee relocation and other one-time termination benefits	$351	$41,977	$(20,403)	$(5,428)	$16,497
Facilities related and other costs	—	7,132	(3,537)	(1,545)	2,050
Termination of redundant supplier contracts and relocation of equipment and inventory	—	1,622	(1,622)	—	—
Incremental costs for transition and start-up activities at the Milpitas Plant	—	803	(330)	(473)	—
Accelerated depreciation relating to the restructuring	—	3,678	—	(3,678)	—

	$351	$55,212	$(25,892)	$(11,124)	$18,547

2005 Product Rationalization and Business Repositioning

On October 31, 2005, the Company’s board of directors approved a product rationalization and repositioning plan covering the discontinuation of non-strategic cataract surgical and eye care products and the elimination or redeployment of resources that support these product lines. The plan also included organizational changes and potential reductions in force in manufacturing, sales and marketing associated with these product lines, as well as organizational changes in research and development and other corporate functions designed to align the organization with its strategy and strategic business unit organization. Product rationalization covered the discontinuation of non-strategic cataract surgical and eye care products and the elimination or redeployment of resources that supported these product lines. This impacted the scope of its business by eliminating future sales from discontinued products. Business repositioning covered changes in the Company’s business strategy and business unit organization. A key driver of the change was our acquisition of VISX in May 2005 which added laser vision correction to its product portfolio. This action, along with other considerations, resulted in many changes, including the movement from a regional organizational structure to a global business unit structure focused by major product categories, strategic and tactical alignment of its business units around common customers and distribution channels and how the Company markets and sells its products to these customers. These changes necessitated organizational shifts as well as workforce reductions in manufacturing, research and development and other corporate functions. Given all the above, the breadth and depth of these changes created a fundamental reorganization that affected the nature and focus of operations.

The Company incurred charges for such items as organizational changes, brand repositioning, productivity initiatives and sales and marketing. Charges incurred for organizational changes resulted from the reorganization of its management structure from a regional structure to a business unit structure. In connection with the change in management structure, the Company incurred costs to redefine its strategic planning process, financial reporting processes, realignment and redeployment of customer support and administrative functions and related changes to the underlying infrastructure. Charges incurred for brand repositioning resulted from the reorganization to a business unit structure. The Company incurred costs to implement a new strategy to link its various product offerings to common customers and distribution channels among its three business units which impacted the manner in which the Company’s business is conducted. Charges incurred for productivity initiatives and sales and marketing resulted from the Company’s identification of opportunities to make improvements in manufacturing, customer service, information technology, administrative functions and customer and distributor education to support the reorganization to a business unit structure.

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

The plan further called for increasing the Company’s investment in key growth opportunities, specifically its refractive implant product line and international laser vision correction business, and accelerating the implementation of productivity initiatives.

In 2006, the Company incurred $62.7 million of pre-tax charges, which included $16.3 million for inventory, manufacturing related and other charges included in cost of sales and $46.4 million included in operating expenses with severance, relocation and other one-time termination benefits of $13.7 million, productivity and brand repositioning costs of $37.6 million, offset by net asset disposal gains of $2.8 million and a net credit from settlement of contractual obligations of $2.1 million. The plan was completed in 2006. The Company does not expect to incur additional charges associated with this plan.

During the year ended December 31, 2008, the Company utilized substantially all of the remaining accrual balances. The remaining amounts at December 31, 2008 will be utilized in 2009.

Business repositioning charges and related activity in the accrual balances during the year ended December 31, 2007 were as follows (in thousands):

Business Repositioning Costs Reported In:	Balance at December 31, 2006	Costs Incurred	Cash Payments	Balance at December 31, 2007
Operating Expenses — Severance, relocation and related costs	$11,399	$—	$(10,704)	$695
Contractual obligations	248	—	(248)	—
Productivity initiatives and brand repositioning costs	1,188	—	(514)	674

	$12,835	$—	$(11,466)	$1,369

Business repositioning charges and related activity in the accrual balances during the year ended December 31, 2006 were as follows (in thousands):

Business Repositioning Costs Reported In:	Balance at December 31, 2005	Costs Incurred	Cash Payments	Non-Cash Adjustments	Balance at December 31, 2006
Cost of sales — Inventory, manufacturing and other charges	$—	$16,244	$—	$(16,244)	$—

Operating Expenses — Severance, relocation and related costs	8,779	13,700	(11,080)	—	11,399
Net gain on asset disposals	—	(2,777)	—	2,777	—
Contractual obligations	2,641	(2,106)	(287)	—	248
Productivity initiatives and brand repositioning costs	883	37,600	(37,295)	—	1,188

	12,303	46,417	(48,662)	2,777	12,835

	$12,303	$62,661	$(48,662)	$(13,467)	$12,835

Note 5: Composition of Certain Financial Statement Captions

	December 31,
	2008	2007
	(in thousands)
Trade receivables, net:
Trade receivables	$251,971	$264,663
Less allowance for doubtful accounts	11,892	14,645

	$240,079	$250,018

Inventories:
Finished products, including consignment inventory of $8,364 and $7,712 in 2008 and 2007, respectively	$114,504	$93,503
Work in process	15,676	16,562
Raw materials	45,104	50,202

	$175,284	$160,267

Property, plant and equipment, net
Land	$10,334	$11,055
Buildings and leasehold improvements	112,333	119,935
Machinery, equipment and furniture	166,091	154,599

	288,758	285,589
Less accumulated depreciation and amortization	126,121	107,914

	$162,637	$177,675

Intangible assets, net:

		December 31, 2008		December 31, 2007
(In thousands)	Useful Life (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizing Intangible Assets:
Patent	17	$431	$(52)	$431	$(26)
Licensing	3 - 5	4,590	(4,502)	4,590	(4,373)
Technology rights	5 - 19	533,138	(172,024)	549,737	(117,699)
Trademarks	13.5	15,117	(5,362)	17,899	(5,064)
Customer relationships	5 - 10	33,093	(19,663)	32,680	(13,106)

		586,369	(201,603)	605,337	(140,268)
Nonamortizing Tradename (VISX)	Indefinite	104,000	—	140,400	—
Nonamortizing Tradename (IntraLase)	Indefinite	43,900	—	43,900	—

		$734,269	$(201,603)	$789,637	$(140,268)

The amortizable intangible assets balance decreased due to the impact of $20.1 million in foreign currency fluctuation, partially offset by an increase of $1.2 million of technology rights, trademarks and customer relationships related to an acquisition. Amortization expense was $68.2 million, $60.8 million and $40.0 million in 2008, 2007 and 2006, respectively, and is recorded in selling, general and administrative in the accompanying consolidated statements of operations. Amortization expense is expected to be approximately $66.8 million in 2009, $64.1 million in 2010, $62.2 million in 2011, $57.4 million in 2012, $51.4 million in 2013 and $83.0 million thereafter. Actual amortization expense may vary due to the impact of foreign currency fluctuations.

The non-amortizable tradename related to the VISX acquisition was determined to be impaired in the year ended December 31, 2008 as the carrying value exceeded its fair value. Fair value was determined using the discounted cash flow method, resulting in an impairment charge of approximately $36 million.

Goodwill

(In thousands)	Balance at December 31, 2007	Foreign Currency Adjustments	Impairment	Acquisition	FIN 48 Adjustments	Balance at December 31, 2008
Goodwill:

Eye Care	$30,182	$5,974	$(36,156)	$—	$—	$—

Cataract	365,785	(40,119)	—	4,129	—	329,795

Refractive	893,154	—	—	—	(590)	892,564

	$1,289,121	$(34,145)	$(36,156)	$4,129	$(590)	$1,222,359

The Company performed its annual impairment test of goodwill and purchased intangible assets with indefinite lives during the second quarter of 2008 and determined there was no impairment at that time. The valuation of goodwill and purchased intangible assets with indefinite lives requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, investments in capital equipment and working capital, and discount rates.

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

In the fourth quarter of 2008, as the result of a greater then 50% decline in the price of the Company’s common stock from mid-October 2008 through December 2008 resulting from announced reductions in the Company’s projected revenues and operating results in October 2008 and overall declines in the broader stock markets, AMO management believed that the carrying amount of goodwill and non-amortizable intangible assets may not be recoverable. Consequently, the Company reviewed the carrying amounts of these assets to determine the extent of impairment, if any. AMO’s management first reviewed the non-amortizable VISX and IntraLase tradename intangible assets, and compared the fair values on a discounted cash flow basis to the carrying values. The fair values were determined using a discount rate of 13%, relief from royalty rates of 5-6% and projected revenues over the next 6 years plus a terminal value. The terminal value was determined under the Gordon Growth Model, using a discount rate of 13% and a long term growth rate of 3%. After comparing the calculated fair values to the carrying values, the Company determined that the carrying value of the VISX tradename exceeded its fair value. Accordingly, an impairment charge of approximately $36.4 million was recognized in the year ended December 31, 2008.

After considering the recognized non-amortizable VISX tradename impairment, management evaluated the Company’s goodwill balances by comparing the fair values of its reporting units to their carrying values. Although the fair values of each reporting unit were determined individually using a discounted cash flow approach, the combined fair value of our reporting units was reconciled to the purchase price anticipated to be paid by Abbott, as the Company believes this amount is its best indicator of fair value. The fair value of each reporting unit was determined using projected cash flows over the next 6 years plus a terminal value, using discount rates for each reporting unit ranging from 13% to 18%. The terminal values were determined under the Gordon Growth Model, using the corresponding discount rates and long term growth rates of 3%. Based on the discounted cash flow analysis, the Company determined that the fair values of the refractive and cataract reporting units exceeded their carrying values, and, consequently, no goodwill impairment was recognized for these reporting units. However, in reviewing the fair value of the eye care reporting unit, management determined that the goodwill balance was not recoverable, and, accordingly, performed a step 2 analysis to determine the amount of impairment. As a result an impairment charge of approximately $36.2 million was recognized in the year ended December 31, 2008 representing the entire goodwill balance of this reporting unit.

The change in goodwill during the year ended December 31, 2008 included a net decrease of $34.1 million from foreign currency fluctuations in the cataract and eye care reporting units. In addition, during the third quarter of 2008 the Company recorded $4.1 million of goodwill from an acquisition, which was included in the Cataract reporting unit. The business combination was not material to the consolidated financial position, results of operations or cash flows of the Company.

Note 6: Debt

(In thousands)	Average Rate of Interest	December 31, 2008	December 31, 2007
Convertible Senior Subordinated Notes due 2024 (“2 1/2% Notes”), with put dates of January 15, 2010, July 15, 2014 and July 15, 2019	2.500%	$189,105	$246,105
Convertible Senior Subordinated Notes due 2025 (“1.375% Notes”), with put dates of July 1, 2011, July 1, 2016 and July 1, 2021	1.375%	105,000	105,000
Convertible Senior Subordinated Notes due 2026 (“3.25% Notes”), with put dates of August 1, 2014, August 1, 2017 and August 1, 2021	3.250%	330,015	500,000
Senior Subordinated Notes due 2017 (“7 1/2% Notes”)	7.500%	250,000	250,000
Term Loan due 2014 (“Term Loan”)	5.22%	438,900	446,625
Senior revolving credit facility	4.99%	100,000	60,000

		1,413,020	1,607,730
Less current portion		119,243	64,500

Total long-term debt		$1,293,777	$1,543,230

During 2008, the Company repurchased $227.0 million aggregate principal amount of convertible senior subordinated notes ($57.0 million principal amount of the 2 1/2% Notes and $170.0 million principal amount of the 3.25% Notes) utilizing borrowings under its Credit Facility. The Company recognized a gain on debt extinguishment of $110.4 million in conjunction with the note repurchases, excluding the write-off of the deferred financing costs included in interest expense.

Senior Credit Facility

The Company has access to a Credit Facility, which is comprised of a $300 million revolving line of credit maturing in April 2013 (the “Revolver”) and a $450 million Term Loan maturing in April 2014. As of December 31, 2008, the Revolver included outstanding cash borrowings of $100.0 million and commitments to support letters of credit totaling $8.4 million issued on behalf of the Company for normal operating purposes, which resulted in an available borrowing balance of $191.6 million. The outstanding balance of the Term Loan as of December 31, 2008 was $438.9 million.

Borrowings under the Credit Facility, if any, bear interest at current market rates plus a margin based upon the Company’s ratio of debt to EBITDA, as defined. The incremental interest margin on borrowings under the Credit Facility decreases as the Company’s ratio of debt to EBITDA decreases to specified levels. During 2008, this interest margin was 1.75% over the applicable LIBOR rate. Additionally, the Company can borrow at the prevailing prime rate of interest plus an interest margin of 0.75%. The average annual rate of interest during 2008, inclusive of incremental margin, was 4.99% and 5.22% for the Revolver and Term Loan, respectively.

Under the Credit Facility, certain transactions may trigger mandatory prepayment of borrowings. Such transactions may include equity or debt offerings, certain asset sales and extraordinary receipts. During 2008, the Company generated extraordinary receipts, as defined, which is comprised of net income adjusted for non-cash items, capital expenditures, cash payments for income taxes and interest and changes in working capital. The extraordinary receipts for 2008 resulted in an acceleration of approximately $14.8 million of the balance on the Term Loan at December 31, 2008, which is due within 95 days of year end. This amount is in addition to the $3.3 million the Company voluntarily prepaid on the Term Loan in December 2008. The Revolver contains a material adverse effect clause, which does not trigger mandatory prepayments, but which may limit future borrowings.

The Company pays a quarterly fee (1.875% per annum at December 31, 2008) on the average balance of outstanding letters of credit and a quarterly commitment fee (0.50% per annum at December 31, 2008) on the average unused portion of the Revolver. In addition, the Company makes mandatory quarterly amortization payments (1.0% per annum at December 31, 2008) on the outstanding balance of the Term Loan.

The Credit Facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and interest coverage ratios. The Company was in compliance with the financial covenants at December 31, 2008. Certain covenants under the Credit Facility may limit the incurrence of additional indebtedness. The Credit Facility prohibits dividend payments by the Company. On October 5, 2007, as a result of the product recall in May 2007 discussed in Note 13, the Company amended the Credit Facility. The amendment changed the Maximum Consolidated Total Leverage Ratio (the “Leverage Ratio”) for certain quarterly periods. Additionally, for purposes of calculating this ratio as well as the Minimum Consolidated Interest Coverage Ratio, the Company was permitted to exclude certain recall-related costs and other related impacts. On July 30, 2008, in anticipation of the effects on the LASIK business of the slowing U.S. economy, the Company amended the Credit Facility. The amendment changed the Maximum Consolidated Total Leverage Ratio for certain quarterly periods. In February 2009, the Company further amended the Credit Facility, which increased the Leverage Ratio for the first quarter of 2009. The Credit Facility is collateralized by a first priority perfected lien on, and pledge of, all of the Company’s present and future property and assets (subject to certain exclusions), 100% of the stock of the domestic subsidiaries, 66% of the stock of foreign subsidiaries and all present and future intercompany debts.

7  1/2% Senior Subordinated Notes Due 2017

In April 2007, the Company issued $250 million of 7 1/2% Notes due May 1, 2017. Interest on the 7 1/2% Notes is payable on May 1 and November 1 of each year, commencing on November 1, 2007. The 7 1/2% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2012 at various redemption prices, together with accrued and unpaid interest and additional interest, if any, to the redemption date. In addition, at any time on or before May 1, 2010, the Company may, at its option and subject to certain requirements, use the cash proceeds from one or more qualified equity offerings by the Company to redeem up to 35% of the aggregate principal amount of the 7 1/2% Notes issued under the Indenture at a redemption price equal to 107.5% of the principal amount, together with accrued and unpaid interest, if any, thereon to the redemption date.

3.25% Convertible Senior Subordinated Notes Due 2026

In June 2006, the Company completed a private placement of $500 million aggregate principal amount of its 3.25% Notes due August 1, 2026. Interest on the 3.25% Notes is payable on February 1 and August 1 of each year, commencing on February 1, 2007. The 3.25% Notes are convertible into 16.7771 shares of the Company’s common stock for each $1,000 principal amount of the 3.25% Notes (which represents an initial conversion price of approximately $59.61 per share), subject to adjustment. The 3.25% Notes may be converted, at the option of the holders, into cash or under certain circumstances, cash and shares of the Company’s common stock at any time on or prior to the trading day preceding July 1, 2014, only under the following circumstances:

•

during the five business days after any five consecutive trading-day period in which the trading price per $1,000 principal amount of the 3.25% Notes for each day of such measurement period was less than 98% of the conversion value. This conversion feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value was assigned at issuance and at December 31, 2008, 2007 and 2006;

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

Beginning with the six-month interest period commencing August 1, 2014, the Company will pay contingent interest during any six-month interest period if the trading price of the 3.25% Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 3.25% Notes. The contingent interest payable will equal 0.25% of the average trading price of $1,000 principal amount of the 3.25% Notes during the five trading days immediately preceding the first day of the applicable six-month interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2008, 2007 and 2006.

On or prior to August 1, 2014, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the 3.25% Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of the Company’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2008, 2007 and 2006.

2 1/2% Convertible Senior Subordinated Notes Due 2024

On June 22, 2004, the Company issued $350.0 million of 2 1/2% Notes due July 15, 2024. Interest on the 2 1/2% Notes is payable on January 15 and July 15 of each year, commencing on January 15, 2005. The 2 1/2% Notes are convertible into 19.9045 shares of AMO’s common stock for each $1,000 principal amount of 2 1/2% Notes (conversion price of approximately $50.24 per share), subject to adjustment. The 2 1/2% Notes may be converted, at the option of the holders, on or prior to the final maturity date under certain circumstances, including:

•

during any fiscal quarter commencing after September 24, 2004, if the closing sale price per share of AMO’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter;

•

during the five business days after any five consecutive trading day period in which the trading price of the 2 1/2% Notes for each day was less than 95% of the conversion value of the 2 1/ 2% Notes; provided that holders may not convert their 2 1/2% Notes in reliance on this provision after July 15, 2019, if on any trading day during such trading period the closing sale price per share of AMO’s common stock was between 100% and 130% of the then current conversion price. This conversion tenure represents an embedded derivative. However, based on the de minimis value associated with this feature, no value was assigned at issuance and at December 31, 2008, 2007 and 2006;

•

upon the occurrence of specified ratings events with respect to the 2 1/2% Notes. This conversion feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2008, 2007 and 2006;

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

Beginning with the six-month interest period commencing January 15, 2010, holders of the 2 1/2% Notes will receive contingent interest payments during any six-month interest period if the trading price of the 2 1/2% Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2 1/2% Notes. The contingent interest payable will equal 0.25% of the average trading price of $1,000 principal amount of 2 1/2% Notes during the five trading days immediately preceding the first day of the applicable six-month interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2008, 2007 and 2006.

On or prior to January 15, 2010, upon the occurrence of a fundamental change, under certain circumstances, the Company will pay a make whole premium on 2 1/ 2% Notes converted in connection with, or tendered for repurchase upon, the fundamental change. The make whole premium will be payable, in the same form of consideration into which the Company’s common stock has been exchanged or converted, on the repurchase date for the 2 1/2% Notes after the fundamental change, both for 2 1/2% Notes tendered for repurchase and for 2 1/2 % Notes converted in connection with the fundamental change. The amount of the make whole premium, if any, will be based on the Company’s stock price on the effective date of the fundamental change. This make whole premium feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2008, 2007 and 2006.

1.375% Convertible Senior Subordinated Notes Due 2025

On July 18, 2005, the Company issued $150.0 million of 1.375% Notes due July 1, 2025. Interest on the 1.375% Notes is payable on January 1 and July 1 of each year, commencing on January 1, 2006. The 1.375% Notes are convertible into 21.0084 shares of AMO’s common stock for each $1,000 principal amount of the 1.375% Notes (conversion price of approximately $47.60 per share), subject to adjustment. The 1.375% Notes may be converted, at the option of the holders, into cash or under certain circumstances, cash and shares of AMO’s common stock at any time on or prior to the trading day preceding June 1, 2011, subject to prior redemption or repurchase only during the specified periods under the following circumstances:

•

during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 1.375% Notes for each day of such measurement period was less than 103% of the conversion value, which equals the product of the closing sales price of AMO’s common stock and the conversion rate then in effect. This conversion feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the 1.375% Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance and at December 31, 2008, 2007 and 2006;

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

Beginning with the six-month interest period commencing July 1, 2011, holders of the 1.375% Notes will receive contingent interest payments during any six-month interest period if the trading price of the 1.375% Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 1.375% Notes. The contingent interest payable will equal 0.25% of the average trading price of $1,000 principal amount of the 1.375% Notes during the five trading days immediately preceding the first day of the applicable six-month interest period. This contingent interest payment feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the 1.375% Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimis. Accordingly, no value was assigned at issuance and at December 31, 2008, 2007 and 2006.

On or prior to July 1, 2011, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the 1.375% Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of AMO’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the 1.375% Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance and at December 31, 2008, 2007 and 2006.

As of December 31, 2008, the aggregate maturities of total long-term debt of $1.3 billion are due after 2012.

Guarantor Subsidiaries

In connection with the issuance of the 7 1/ 2% Notes, certain of the Company’s 100%-owned subsidiaries (Guarantor Subsidiaries) jointly, fully, severally and unconditionally guaranteed such 7  1/2% Notes. Each subsidiary is 100% owned by the parent company issuer. The following presents the condensed consolidating financial information separately for:

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

Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and Guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Net (loss) earnings in 2006 under the Parent and Consolidating Entries and Eliminations columns reflect the correction of an immaterial error which did not have an impact of consolidated net (loss) earnings as previously reported.

Condensed Consolidating Balance Sheet – December 31, 2008 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Cash and equivalents	$9,939	$1,992	$38,775	$—	$50,706
Trade receivables, net	154	66,276	173,649	—	240,079
Inventories	3,094	149,635	115,025	(92,470)	175,284
Other current assets	31,626	463,964	17,206	(454,672)	58,124

Total current assets	44,813	681,867	344,655	(547,142)	524,193
Property, plant and equipment, net	14,155	26,830	121,652	—	162,637
Goodwill and intangibles, net	28,500	1,343,607	415,118	(32,200)	1,755,025
Other assets	149,153	21,605	53,458	(133,504)	90,712
Investment in subsidiaries	2,458,839	3,736,500	2,113,275	(8,308,614)	—

Total assets	$2,695,460	$5,810,409	$3,048,158	$(9,021,460)	$2,532,567

Liabilities and stockholders’ equity:
Short-term borrowings	$119,243	$—	$—	$—	$119,243
Accounts payable and other current liabilities	379,966	52,375	252,952	(454,671)	230,622

Total current liabilities	499,209	52,375	252,952	(454,671)	349,865
Long-term debt, net of current portion	1,293,777	—	—	—	1,293,777
Other liabilities	262,878	53,833	65,432	(132,814)	249,329

Total liabilities	2,055,864	106,208	318,384	(587,485)	1,892,971
Total stockholders’ equity	639,596	5,704,201	2,729,774	(8,433,975)	639,596

Total liabilities and stockholders’ equity	$2,695,460	$5,810,409	$3,048,158	$(9,021,460)	$2,532,567

Condensed Consolidating Balance Sheet – December 31, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Cash and equivalents	$236	$2,031	$32,258	$—	$34,525
Trade receivables, net	2,084	89,008	158,926	—	250,018
Inventories	7,301	141,651	107,900	(96,585)	160,267
Other current assets	38,370	312,884	30,953	(303,906)	78,301

Total current assets	47,991	545,574	330,037	(400,491)	523,111
Property, plant and equipment, net	14,021	31,998	131,656	—	177,675
Goodwill and intangibles, net	29,673	1,432,099	520,786	(44,068)	1,938,490
Other assets	158,899	32,956	49,097	(131,892)	109,060
Investment in subsidiaries	2,520,217	2,694,404	2,270,788	(7,485,409)	—

Total assets	$2,770,801	$4,737,031	$3,302,364	$(8,061,860)	$2,748,336

Liabilities and stockholders’ equity:
Short-term borrowings	$64,500	$—	$—	$—	$64,500
Accounts payable and other current liabilities	298,626	84,075	256,442	(361,049)	278,094

Total current liabilities	363,126	84,075	256,442	(361,049)	342,594
Long-term debt, net of current portion	1,543,230	—	—	—	1,543,230
Other liabilities	265,709	50,664	78,605	(131,202)	263,776

Total liabilities	2,172,065	134,739	335,047	(492,251)	2,149,600
Total stockholders’ equity	598,736	4,602,292	2,967,317	(7,569,609)	598,736

Total liabilities and stockholders’ equity	$2,770,801	$4,737,031	$3,302,364	$(8,061,860)	$2,748,336

Condensed Consolidating Statement of Operations – Year ended December 31, 2008 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$122,664	$746,564	$1,099,227	$(783,420)	$1,185,035
Operating costs and expenses:
Cost of sales	102,874	525,166	704,732	(864,227)	468,545
Selling, general and administrative	101,849	175,608	225,381	(4,884)	497,954
Research and development	33,074	26,468	16,389	—	75,931
Restructuring charges	16,627	12,922	16,295	—	45,844
Goodwill and intangible asset impairment	1,173	36,400	34,983	—	72,556
Net gain on legal contingencies	(8,812)	—	(11,680)	—	(20,492)

Operating (loss) income	(124,121)	(30,000)	113,127	85,691	44,697
Non-operating (income) expense, net	(73,932)	(64,265)	(171,178)	279,013	(30,362)
Equity in earnings of subsidiaries	(105,890)	(295,325)	—	401,215	—

Earnings before income taxes	55,701	329,590	284,305	(594,537)	75,059
(Benefit) provision for income taxes	(5,321)	14,444	4,914	—	14,037

Net earnings	$61,022	$315,146	$279,391	$(594,537)	$61,022

Condensed Consolidating Statement of Operations – Year ended December 31, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$202,915	$755,257	$842,615	$(709,941)	$1,090,846
Operating costs and expenses:
Cost of sales	178,391	443,393	572,267	(719,077)	474,974
Selling, general and administrative	124,162	190,123	240,316	(7,489)	547,112
Research and development	42,823	24,475	14,534	—	81,832
In-process research & development	—	86,980	—	—	86,980

Operating (loss) income	(142,461)	10,286	15,498	16,625	(100,052)
Non-operating expense (income), net	66,062	(69,016)	65,789	17,066	79,901
Equity in losses of subsidiaries	50,419	74,435	—	(124,854)	—

Loss before income taxes	(258,942)	4,867	(50,291)	124,413	(179,953)
(Benefit) provision for income taxes	(65,993)	57,557	21,432	—	12,996

Net loss	$(192,949)	$(52,690)	$(71,723)	$124,413	$(192,949)

Condensed Consolidating Statement of Operations – Year ended December 31, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$340,490	$608,316	$866,373	$(817,683)	$997,496
Operating costs and expenses:
Cost of sales	200,008	374,669	583,076	(778,428)	379,325
Selling, general and administrative	25,957	156,814	232,264	(10,233)	404,802
Research and development	20,540	16,781	28,778	—	66,099
Business repositioning	10,208	11,404	24,805	—	46,417
Net gain on legal contingencies	(30,927)	—	(65,969)	—	(96,896)

Operating income	114,704	48,648	63,419	(29,022)	197,749
Non-operating expense (income), net	47,436	(2,211)	(97,226)	104,934	52,933
Equity in earnings of subsidiaries	(43,548)	(143,904)	—	187,452	—

Earnings before income taxes	110,816	194,763	160,645	(321,408)	144,816
Provision for income taxes	31,345	23,699	10,301	—	65,345

Net earnings	$79,471	$171,064	$150,344	$(321,408)	$79,471

Condensed Consolidating Statement of Cash Flows – Year ended December 31, 2008 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(35,158)	$143,934	$18,128	$—	$126,904
Cash flows from investing activities:
Return of capital	120,000	—	—	(120,000)	—
Capital contribution	(114)	(14,818)	—	14,932	—
Acquisition of business, net of cash acquired	—	(77)	—	—	(77)
Purchases of property, plant and equipment	(3,371)	(7,154)	(12,380)	—	(22,905)
Proceeds from sale of property, plant and equipment	—	1	658	—	659
Proceeds from sale of investment	3,436	1,185	—	—	4,621
Purchases of software and other long-lived assets	(784)	(19)	(15)	—	(818)
Purchases of demonstration and bundled equipment	—	(3,205)	(9,530)	—	(12,735)

Net cash provided by (used in) investing activities	119,167	(24,087)	(21,267)	(105,068)	(31,255)
Cash flows from financing activities:
Return of capital	—	(120,000)	—	120,000	—
Capital contribution	—	114	14,818	(14,932)	—
Short-term borrowings on revolver, net	40,000	—	—	—	40,000
Repayment of long-term debt	(124,326)	—	—	—	(124,326)
Financing-related cost	(2,766)	—	—	—	(2,766)
Proceeds from issuance of common stock	6,818	—	—	—	6,818
Excess tax benefit from stock-based compensation	5,968	—	—	—	5,968

Net cash (used in) provided by financing activities	(74,306)	(119,886)	14,818	105,068	(74,306)
Effect of exchange rates on cash and equivalents	—	—	(5,162)	—	(5,162)

Net increase (decrease) in cash and equivalents	9,703	(39)	6,517	—	16,181
Cash and equivalents at beginning of period	236	2,031	32,258	—	34,525

Cash and equivalents at end of period	$9,939	$1,992	$38,775	$—	$50,706

Condensed Consolidating Statement of Cash Flows – Year ended December 31, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$82,606	$(6,576)	$(23,859)	$—	$52,171
Cash flows from investing activities:
Capital contribution	(838,394)	(66,925)	—	905,319	—
Acquisition of business, net of cash acquired	—	(738,452)	—	—	(738,452)
Purchases of property, plant and equipment	(1,982)	(18,922)	(24,850)	—	(45,754)
Proceeds from sale of property, plant and equipment	—	14	1,040	—	1,054
Purchases of software and other long-lived assets	(4,482)	(3,829)	(34)	—	(8,345)
Purchases of demonstration and bundled equipment	—	(2,860)	(6,624)	—	(9,484)

Net cash used in investing activities	(844,858)	(830,974)	(30,468)	905,319	(800,981)
Cash flows from financing activities:
Capital contribution	—	838,394	66,925	(905,319)	—
Short-term borrowings, net	60,000	—	—	—	60,000
Repayment of long-term debt	(3,375)	—	—	—	(3,375)
Financing related cost	(16,537)	—	—	—	(16,537)
Proceeds from issuance of long-term debt	700,000	—	—	—	700,000
Proceeds from issuance of common stock	22,120	—	—	—	22,120
Purchase of treasury stock	(64)	—	—	—	(64)

Net cash provided by financing activities	762,144	838,394	66,925	(905,319)	762,144
Effect of exchange rates on cash and equivalents	—	—	(13,331)	—	(13,331)

Net (decrease) increase in cash and equivalents	(108)	844	(733)	—	3
Cash and equivalents at beginning of period	344	1,187	32,991	—	34,522

Cash and equivalents at end of period	$236	$2,031	$32,258	$—	$34,525

Condensed Consolidating Statement of Cash Flows – Year ended December 31, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$172,982	$(11,227)	$64,039	$(1,000)	$224,794
Cash flows from investing activities:
Return of capital	8,644	15,000	—	(23,644)	—
Additions to property, plant and equipment	(1,810)	(937)	(26,276)	—	(29,023)
Proceeds from sale of property, plant and equipment	—	—	2,609	—	2,609
Purchases of software and other long-lived assets	(2,778)	(172)	(241)	—	(3,191)
Purchases of demonstration and bundled equipment	—	(2,462)	(8,294)	—	(10,756)

Net cash provided by (used in) investing activities	4,056	11,429	(32,202)	(23,644)	(40,361)
Cash flows from financing activities:
Return of capital	—	—	(23,644)	23,644	—
Dividends paid	—	—	(1,000)	1,000	—
Short-term borrowings, net	(50,000)	—	(10,000)	—	(60,000)
Repayment of long-term debt	(167,678)	—	—	—	(167,678)
Proceeds from issuance of long-term debt	500,000	—	—	—	500,000
Financing related cost	(11,063)	—	—	—	(11,063)
Proceeds from issuance of common stock	42,223	—	—	—	42,223
Repurchase and retirement of common stock	(500,000)	—	—	—	(500,000)
Excess tax benefit from stock-based compensation	6,718	—	—	—	6,718

Net cash used in financing activities	(179,800)	—	(34,644)	24,644	(189,800)
Effect of exchange rates on cash and equivalents	—	—	(937)	—	(937)

Net (decrease) increase in cash and equivalents	(2,762)	202	(3,744)	—	(6,304)
Cash and equivalents at beginning of period	3,106	985	36,735	—	40,826

Cash and equivalents at end of period	$344	$1,187	$32,991	$—	$34,522

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

Interest Rate Risk Management

At December 31, 2008, the Company’s debt is comprised solely of domestic borrowings of which $874.1 million is fixed rate debt and $538.9 million is variable rate debt.

At December 31, 2008, there are no outstanding interest rate swaps.

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

The Company uses foreign currency option contracts, which provide for the sale of foreign currencies to offset foreign currency exposures expected to arise in the normal course of the Company’s business that are ultimately recognized in the Company’s operating income or operating losses. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. The principal currencies subject to this process are the Japanese yen and the euro. The foreign exchange forward contracts are entered into to protect the value of foreign currency denominated monetary assets and liabilities and the changes in the fair value of the foreign exchange forward contracts are economically designed to offset the changes in the revaluation of the foreign currency denominated monetary assets and liabilities. These forward contracts are denominated in currencies that represent material exposures. The changes in the fair value of foreign currency option and forward contracts are recorded through earnings as “Unrealized (gain) loss on derivative instruments,” while any realized gains or losses on expired contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of operations. Any premium cost of purchased foreign exchange option contracts is recorded in “Other current assets” and amortized over the life of the options.

As described in Note 1, the Company adopted SFAS 157 effective January 1, 2008. SFAS 157 expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there are little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the three valuation techniques described in SFAS 157. Valuation techniques utilized for each individual asset and liability category are referenced in the tables below. Where more than one technique is noted, individual assets or liabilities were valued using multiple techniques. The valuation techniques are as follows:

(a)	Market approach – Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(b)	Income approach – Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models); and

(c)	Cost approach – Amount that would be required to replace the service capacity of an asset (replacement cost).

Assets and liabilities measured at fair value as of December 31, 2008 on a recurring basis are as follows:

(in millions)	Assets	Liabilities	Valuation Technique
	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 2)
Foreign currency option contracts	$—	$0.6	(a	)
Foreign currency forward exchange contracts	0.1	—	(a	)

There were no changes in the valuation techniques used to measure asset or liability fair values on a recurring basis in the year ended December 31, 2008.

For a derivative instrument in an asset position, the Company analyzes the credit standing of the counterparty and factors it into the fair value measurement. SFAS 157 states that the fair value measurement of a liability must reflect the nonperformance risk of the reporting entity. Therefore, the impact of AMO’s creditworthiness has also been factored into the fair value measurement of the derivative instruments in a liability position.

The following table provides information about our foreign currency derivative financial instruments outstanding as of December 31, 2008 and 2007, respectively. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	December 31, 2008		December 31, 2007
	Notional Amount	Average Contract or Strike Rate	Notional Amount	Average Contract or Strike Rate
	(in $ millions)		(in $ millions)
Foreign currency forward contracts:
Receive US$/Pay Foreign Currency:
Swedish Krona	$1.3	7.86	$24.9	6.42
Euro	27.8	0.72	—	—
Canadian Dollar	7.4	1.22	9.1	0.99
Australia Dollar	3.5	1.42	3.5	1.14
Japanese Yen	—	—	16.8	112.90
Pay US$/Receive Foreign Currency:
U.K. Pound	—	—	17.9	0.50
Danish Krone	0.4	5.35	1.4	5.11
Swiss Franc	2.3	1.07	4.4	1.13
Norwegian Krone	0.6	7.02	0.8	5.44

Total Notional	$43.3		$78.8

Estimated Fair Value	$0.1		$(0.2)

Foreign currency purchased put options:
Japanese Yen	$19.0	100.03	$35.8	119.02
Euro	23.5	1.35	46.0	1.32
Foreign currency sold call options:
Japanese Yen	21.5	88.56	29.3	114.97
Euro	26.3	1.50	46.0	1.32

Total Notional	$90.3		$157.1

Estimated Fair Value	$(0.6)		$(6.1)

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of the Company’s exposure to market loss. The estimate of fair value is based on applicable and commonly used pricing models using prevailing financial market information as of December 31, 2008 and 2007, respectively. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The impact of foreign exchange risk management transactions on income was a net realized (loss) gain of $(10.0) million, $(4.0) million and $2.3 million in 2008, 2007 and 2006, respectively, which are recorded in “Other, net” in the accompanying consolidated statements of operations.

Fair Value of Financial Instruments

At December 31, 2008 and 2007, the Company’s financial instruments included cash and equivalents, trade receivables, accounts payable and borrowings. The carrying amount of cash and equivalents, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of long-term debt was estimated based on quoted market prices at year-end, which management believes incorporates the Company’s nonperformance risk and credit risk.

The carrying amount and estimated fair value of the Company’s financial instruments at December 31 were as follows (in thousands):

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt and short-term borrowings	$119,243	$119,243	$64,500	$64,500
Long-term debt	1,293,777	875,958	1,543,230	1,390,988

Note 8: Related Party Transactions

During the second quarter of 2007, an interest-free relocation loan of $0.5 million was repaid by the chief executive officer. This relocation loan was evidenced by a promissory note dated July 3, 2002, prior to the adoption of the Sarbanes-Oxley Act of 2002.

Note 9: Income Taxes

The Company’s income before provision for income taxes was generated from the United States and international operations as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Earnings (loss) before income taxes:
U.S.	$(9,694)	$(135,963)	$87,803
Foreign	84,753	(43,990)	57,013

Earnings (loss) before income taxes	$75,059	$(179,953)	$144,816

The Company’s provision for income taxes consists of the following:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Income tax expense:
Current
U.S. federal	$6,768	$5,059	$25,413
Foreign	19,498	17,311	8,723
U.S. state and Puerto Rico	6,952	4,419	1,224

Total current	33,218	26,789	35,360

Deferred:
U.S. federal	1,467	(12,122)	25,646
Foreign	(15,566)	3,178	1,201
U.S. state and Puerto Rico	(5,082)	(4,849)	3,138

Total deferred	(19,181)	(13,793)	29,985

Total	$14,037	$12,996	$65,345

The reconciliations of the U.S. federal statutory tax rate to the Company’s effective tax rate are as follows:

	Year Ended December 31,
	2008	2007	2006
Statutory rate of tax expense	35.0%	(35.0)%	35.0%
State taxes, net of U.S. tax benefit	0.2	0.1	1.6
In-process research and development charges	—	16.9	—
Convertible note exchanges	—	—	1.9
Other permanent items	0.6	1.6	(0.8)
Foreign income, including U.S. tax effect of foreign earnings and dividends, net of foreign tax credits	8.0	6.7	6.3
Net change in valuation allowance	(24.0)	16.8	0.6
Other	(1.1)	0.1	0.5

Effective tax rate	18.7%	7.2%	45.1%

Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2008 and 2007, were as follows:

	As of December 31,
	2008	2007
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$18,616	$63,136
Reserves and accrued expenses	24,389	31,757
Capitalized expenses	3,370	1,976
Intercompany profit in inventory	5,051	7,185
Net benefit on foreign earnings, including foreign tax benefits	21,905	25,282
Federal and State tax credits	10,530	7,764
Inventory reserves and variances	7,071	10,718
Fixed assets, net of accumulated depreciation	4,629	793
FAS 123R – share-based compensation	17,005	12,028
All other	6,727	3,209

	119,293	163,848
Less: valuation allowance	(30,221)	(42,105)

Total deferred tax asset, net of valuation allowance	89,072	121,743

Deferred tax liabilities
Capitalized intangible assets	161,721	224,764
Debt obligations	46,180	42,156
All other	7,431	3,237

Total deferred tax liabilities	215,332	270,157

Net deferred tax liability	$(126,260)	$(148,414)

Deferred taxes have been provided for U.S. federal and state income taxes and anticipated foreign withholding taxes on undistributed earnings of non-U.S. subsidiaries.

As of December 31, 2008, the Company has, on a pre-tax basis, approximately $18.1 million and $95.7 million of federal and various apportioned state tax net operating losses, respectively, including net operating losses acquired from IntraLase which will begin to expire in 2019. As of December 31, 2008, the Company has approximately $4.2 million of various foreign net operating losses available for carryforward that will begin to expire in 2018 if not utilized.

As of December 31, 2008, the Company has approximately $4.1 million in federal research and development credits, which will begin to expire in 2020. In addition, at December 31, 2008, the Company has approximately $6.4 million in federal alternative minimum tax credits and various state credits which do not expire.

As of December 31, 2008, total valuation allowances of $30.2 have been provided. The components include certain foreign tax loss carryforwards ($4.2 million), certain foreign deferred tax assets ($4.1 million), certain U.S. long-term deferred tax assets ($2.0 million) and foreign tax credits ($19.9 million), as ultimate utilization is less than “more likely than not”.

As of December 31, 2007, the Company had, on a pre-tax basis, approximately $171.6 million and $23.2 million of federal and various apportioned state tax net operating losses, respectively, including net operating losses acquired from IntraLase that will begin to expire in 2018. As of December 31, 2007, the Company had, on a pre-tax basis, approximately $28.9 million of various foreign net operating losses available for carryforward that will begin to expire in 2013 if not utilized.

As of December 31, 2007, the Company had approximately $2.7 million in federal research and development credits which will begin to expire in 2020. In addition, at December 31, 2007, the Company had approximately $5.3 million in various state credits for which the Company determined a valuation allowance was required.

As of December 31, 2007, total valuation allowances of $42.1 have been provided. The components include certain foreign tax loss carryforwards ($6.6 million), certain foreign deferred tax assets ($2.0 million), certain U.S. long-term deferred tax assets ($3.0 million), California research and development credits ($3.5 million) and foreign tax benefits ($27.0 million), as ultimate utilization was less than “more likely than not”.

The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. At December 31, 2008, management believes that it is “more likely than not” that it will realize the benefit of its net deferred tax assets. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

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

As of December 31, 2008, the Company had unrecognized tax benefits of $50.9 million of which $35.2 million, if recognized, would affect the effective tax rate. The difference primarily relates to timing differences and amounts arising from business combinations which, if recognized, would be recorded to goodwill.

The Company adopted the provisions of FIN 48 on January 1, 2007 and recorded an increase in accumulated deficit of $0.3 million related to the cumulative effect of adoption. The components of the cumulative effect of adoption included an increase of $1.8 million in the gross liability for unrecognized tax benefits, an increase in gross deferred tax assets of $3.5 million and a decrease in goodwill of $1.4 million.

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Ireland, Japan, Germany, China, and Netherlands. With few exceptions, The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2000.

The Company anticipates that the total amount of liability for unrecognized tax benefits may change due to the settlement of audits and the expiration of statute of limitations in the next 12 months. Quantification of such change cannot be estimated at this time.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of the date of adoption of FIN 48, the Company had a liability for interest and penalties of $1.4 million (net of tax benefit of $0.8 million). As of December 31, 2007, the Company had a liability for interest and penalties of $2.4 million (net of tax benefit of $1.3 million). As of December 31, 2008, the Company had a liability for interest and penalties of $4.0 million (net of tax benefit of $(2.0) million).

(in millions)
Unrecognized Tax Benefits – January 1, 2007	$30.1

Increase in unrecognized tax benefits related to prior period tax positions	—
Decrease in unrecognized tax benefits related to prior period tax positions	(0.6)
Increase in unrecognized tax benefits related to current period tax positions	16.5
Decrease in unrecognized tax benefits related to current period tax positions	—
Decrease in unrecognized tax benefits related to settlement	(0.7)
Currency Translation Adjustment	1.1

Unrecognized Tax Benefits – December 31, 2007	46.4

Increase in unrecognized tax benefits related to prior period tax positions	—
Decrease in unrecognized tax benefits related to prior period tax positions	—
Increase in unrecognized tax benefits related to current period tax positions	6.1
Decrease in unrecognized tax benefits related to current period tax positions	—
Decrease in unrecognized tax benefits related to settlement	(1.7)
Currency Translation Adjustment	0.1

Unrecognized Tax Benefits – December 31, 2008	$50.9

Note 10: Employee Retirement and Other Benefit Plans

Pension and Postretirement Benefit Plans

The Company sponsors defined benefit pension plans in Japan and in certain European countries.

The Company adopted the funded status provisions of SFAS 158, as of December 31, 2006. SFAS 158 requires that the Company recognize on a prospective basis the funded status of its defined benefit pension plans on the consolidated balance sheet and recognize as a component of accumulated other comprehensive income (loss), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. The impact of the adoption of the new accounting standard in 2006 was not significant.

Additionally, the Company adopted the measurement date provisions of SFAS 158 as of January 1, 2008. SFAS 158 requires that the Company measure the funded status of its defined benefit pension plans as of the date of its statement of financial position, which is December 31. Previously, the Company measured its funded status as of September 30. In accordance with the measurement date transition provisions, the Company recognized as an adjustment to accumulated deficit three-fifteenths of the net periodic benefit cost determined for the period from September 30, 2007 to December 31, 2008. The remaining twelve-fifteenths was recognized as the net periodic benefit cost for 2008, exclusive of any curtailment or settlement losses incurred during 2008. The impact of the adoption of this provision resulted in an increase to the pension liability of approximately $0.7 million, an increase in accumulated deficit of approximately $0.4 million and an increase in deferred tax assets of approximately $0.3 million.

Components of net periodic benefit cost under the Japan and European pension plans in 2008, 2007 and 2006 were as follows (in thousands):

	2008	2007	2006
Service cost	$2,272	$2,263	$2,304
Interest cost	862	719	557
Expected return on plan assets	(361)	(324)	(225)
Amortization of prior service cost	60	43	55
Recognized net actuarial loss	(28)	110	43
Recognized curtailment gain	106	—	(530)
Recognized settlement gain	284	—	(13)

Net periodic benefit cost	$3,195	$2,811	$2,191

The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	2008	2007	2006
Discount rate:
Japan	2.30%	2.20%	2.00%
European plans	5.40%	4.50%	4.25%
Expected return on plan assets:
Japan	3.20%	3.20%	2.30%
European plans (unfunded plans)	N/A	N/A	N/A
Rate of compensation increase:
Japan	3.00%	3.00%	3.00%
European plans	3.50%	3.50%	3.50%

Components of the change in benefit obligation, change in plan assets and funded status for the Company’s defined benefit pension plans for December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Change in benefit obligation:
Benefit obligation, beginning of period	$20,686	$19,830
Adjustment due to adoption of SFAS No. 158 measurement date provisions	748	—
Service cost	2,272	2,263
Interest cost	862	719
Plan amendments	619	—
Plan curtailments	(564)	—
Plan settlement	(1,447)	—
Actuarial gain	(2,149)	(2,806)
Benefits paid	(62)	(1,021)
Impact of foreign currency translation	1,612	1,701

Benefit obligation, end of period	22,577	20,686

Change in plan assets:
Fair value of plan assets, beginning of period	10,102	9,639
Adjustment due to adoption of SFAS No. 158 measurement date provisions	82	—
Actual return on plan assets	(3,627)	744
Company contribution	1,466	117
Plan settlement	(1,447)	—
Benefits paid	(62)	(1,021)
Impact of foreign currency translation	1,801	623

Fair value of plan assets, end of period	8,315	10,102

Funded status of plans	(14,262)	(10,584)
Fourth quarter contributions	—	285

Accrued benefit cost	$(14,262)	$(10,299)

The accrued benefit cost of the European plan is $11.1 million and the Japanese plan is $3.2 million as of December 31, 2008.

The funded status of the pension benefits presented was measured as of December 31, as discussed previously. Assumptions used in determining benefit obligations are as follows:

	2008	2007
Discount rate:
Japan	2.20%	2.30%
European plans	5.70%	5.40%
Rate of compensation increase:
Japan	3.00%	3.00%
European plans	3.50%	3.50%

The accumulated benefit obligation for the defined benefit plans was $15.7 million and $13.8 million at December 31, 2008 and 2007, respectively.

There are no assets in the European plans. The Japan pension plan asset allocation as of the measurement date (December 31), presented as a percentage of total Japan pension plan assets, were as follows:

	2008	2007
Equity securities	48.5%	62.1%
Debt securities	46.1%	33.9%
Cash	0.0%	0.0%
Other	5.4%	4.0%

Total	100.0%	100.0%

As of the measurement date, the Japan plan assets are invested using a passive investment strategy. Asset allocations and investment performance is reviewed by the Benefits Committee with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements. The expected long-term rate of return on plan assets assumption is based on numerous factors including historical rates of return, long-term inflation assumptions, current and future financial market conditions and expected asset allocation.

The Company expects to contribute $1.4 million to its defined benefit plans in 2009.

The following estimated future benefit payments are expected to be paid in the years indicated (in thousands):

Year	Amount
2009	$801
2010	310
2011	376
2012	369
2013	391
2014-2018	5,374

401(K) Plan

AMO employees in the U.S. and Puerto Rico are eligible to participate in the Advanced Medical Optics, Inc. 401(k) Plan (the “Plan”). Under the Plan, participants’ contributions, up to 8% of compensation, qualify for a 50% Company match. Participants are immediately vested in their contributions and are 100% vested in Company contributions after three years of service. The Company also provides a discretionary annual profit sharing contribution. Participants vest ratably over five years in the Company’s profit sharing contributions. The Company contributed $10.4 million, $11.1 million and $9.1 million in 2008, 2007 and 2006, respectively, to the Plan.

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

In 2006, the Company entered into an accelerated share repurchase arrangement with a third-party to use the proceeds from the issuance of the 3.25% Notes to purchase $500.0 million of AMO common stock at a volume weighted price per share over the term of the agreement. During 2006, the third-party had delivered to the Company in the aggregate, 10.5 million shares of AMO common stock. The impact of the shares received under this arrangement in 2006 reduced stockholders’ equity by $500.0 million, which included $0.1 million for the par value of Common Stock, additional paid-in capital of $247.2 million and accumulated deficit of $252.7 million. Repurchased shares were retired upon delivery to the Company.

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

Stock-Based Compensation Expense

Total stock-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Cost of sales	$2,355	$1,671	$2,251

Operating Expenses -
Research and development	4,225	2,620	2,152
Selling, general and administrative	23,010	16,086	14,831
Restructuring charges	5,428	—	—

	32,663	18,706	16,983

Pre-tax expense	35,018	20,377	19,234
Income tax benefit	(12,271)	(5,936)	(6,323)

Net of tax expense	$22,747	$14,441	$12,911

Approximately $5.4 million of pre-tax stock-based compensation expense was included in restructuring charges in the consolidated statement of operations in 2008 due to acceleration of vesting of certain awards in connection with the restructuring.

At December 31, 2008, total pre-tax compensation costs related to unvested stock-based awards granted to employees and directors under the Company’s ICP, SIP and ESPP which are not yet recognized was approximately $29.7 million, net of estimated forfeitures. These costs are expected to be recognized over a weighted-average period of 2.30 years.

Net cash proceeds from the exercise of stock options were approximately $2.2 million for the year ended December 31, 2008. In accordance with SFAS 123R, the cash flows resulting from excess tax benefits (tax benefits related to the excess of tax deductions from employee exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows in the Company’s consolidated statement of cash flows. During the year ended December 31, 2008, the Company recorded $6.0 million of excess tax benefits as a financing cash inflow. The Company issues new shares to satisfy option exercises.

Voluntary Stock Option Cancellation

On December 10, 2008, 50 members of AMO’s senior management voluntarily forfeited an aggregate of 785,730 stock options (both vested and unvested) having exercise prices of greater than $40 per share. This action was initiated by management to reduce future expense (2009 and beyond) associated with the initial grant of such stock options in light of the fact that these options may not deliver compensation to the executives that is equivalent to the expense of the grant, which will burden the Company’s statement of operations over the next two to three years, and to more efficiently utilize shares authorized under AMO’s equity compensation plans to meet the plans’ purposes to attract, motivate and retain key talent. The individuals who forfeited options received nothing in return, and were promised nothing in return, such as future equity grants to replace the forfeited options. No new equity grants have been made to members of the Company’s senior management since May 2008, and the Company has no plans to vary its equity grant practices as a result of this forfeiture. In accordance with SFAS 123R, the Company accelerated the remaining expense on these cancelled awards that resulted in pre-tax charges of approximately $0.2 million recorded in cost of sales, $1.0 million recorded in research and development and $4.7 million recorded in selling, general and administrative expense, which is included in the total stock-based compensation expense of $35.0 million. This cancellation created tax shortfalls that resulted in the reversal of $2.5 million of prior period deferred tax assets and the reversal of $2.3 million of deferred tax assets recorded in the current period. The reversal of these deferred tax assets resulted in a decrease to additional paid-in capital as the Company has a sufficient windfall tax pool.

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

The fair value of the Company’s stock-based compensation granted to employees for the years ended December 31, 2008, 2007 and 2006 was estimated using the following weighted-average assumptions:

	2008		2007		2006
	Stock Options	Employee Stock Purchase Plans	Stock Options	Employee Stock Purchase Plans	Stock Options	Employee Stock Purchase Plans
Expected life in years	7.0	0.5	6.2	0.5	6.1	0.5
Expected volatility	31%	89%	28%	26%	29%	27%
Risk-free interest rate	4%	0%	5%	3%	5%	5%
Expected dividends	—	—	—	—	—	—

The weighted average fair value of options granted under the ICP and SIP was $9.06, $14.31 and $17.68 for the years ended December 31, 2008, 2007 and 2006, respectively. Under the ESPP, the weighted average fair value of grants was $2.63, $5.62 and $9.56 for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock Options

Stock options granted to employees are generally exercisable at a price equal to the fair market value of the common stock on the date of the grant and vest at a rate of 25% per year beginning twelve months after the date of grant. Grants under these plans expire ten years from the date of grant.

The following is a summary of stock option activity (in thousands, except per share and contractual term amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2007	7,518	$27.95
Granted	1,490	22.52
Exercised	(213)	10.48
Forfeitures, cancellations and expirations	(1,213)	40.93

Outstanding at December 31, 2008	7,582	$25.32	4.76	$47,898

Vested and expected to vest at December 31, 2008	7,422	$25.27	4.67	$47,132

Exercisable at December 31, 2008	5,881	$24.90	3.56	$39,148

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2008. For the years ended December 31, 2008, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $2.2 million, $19.8 and $43.1 million determined as of the date of option exercise, respectively.

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2008:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$5.00—$14.99	2,352,055	3.29	$10.72	2,317,055	$10.80
$15.00—$24.99	1,808,162	7.99	23.12	585,452	23.56
$25.00—$34.99	1,578,139	5.08	32.46	1,522,639	32.53
$35.00—$44.99	1,593,129	6.46	39.17	1,259,398	39.08
$45.00—$50.99	250,150	7.40	45.26	196,676	45.26

Employee Stock Purchase Plans

Under the ESPP, eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the closing price of the Company’s common stock on the first or last day of the six-month purchase period, which occur in May and November. During 2008, approximately 481,000 shares of common stock were issued under the ESPP in the aggregate amount of $4.5 million. As of December 31, 2008 employee withholdings under the ESPP aggregated $0.8 million.

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

Restricted Stock Units

Restricted stock units (“RSUs”) are rights to receive shares of common stock at a future date or over a vesting period. RSUs are granted at a price equal to the fair market value of the underlying common stock on the date of grant, subject to forfeiture if employment terminates prior to vesting. Prior to vesting, ownership of the units cannot be transferred. RSUs carry no cash dividend or voting rights and the underlying shares are not considered issued and outstanding until when, and if, the RSUs vest. The cost of the awards, determined to be the fair market value of the RSUs on the date of grant, is expensed ratably over the period of vesting.

The following table summarizes the restricted stock award (restricted stock and restricted stock units) activity for the year ended December 31, 2008 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at December 31, 2007	621	$36.56
Granted	527	22.75
Vested	(105)	41.00
Forfeited	(121)	35.71

Nonvested stock at December 31, 2008	922	$28.26

Performance-Based Awards

In February 2008, the Company’s board of directors approved a 2008 performance award program under the Company’s incentive compensation plan (“2008 Program”), in the form of market performance vested restricted stock to certain executives. The granted performance vested restricted stock units were designed to reward performance up to the 75th percentile, but only if certain stock price appreciation targets were achieved. The performance awards issued in 2008 vest in one-third increments upon achievement of $27, $35, and $45 stock price targets. The restricted stock units otherwise have the same terms and conditions as other restricted units issued under the Company’s ICP. The estimated fair value of the 2008 Program was $0.8 million on the grant date using a lattice-based valuation model.

In February 2007, the Company’s board of directors approved a 2007 performance award program under the Company’s incentive compensation plan (“2007 Program”), in the form of market performance vested restricted stock to certain executives. The potential maximum aggregate award value for the 2007 Program is $3.1 million. Vesting is based upon the Total Shareholder Return (“TSR”) (the increase or decrease in the Company’s common stock price, adjusted for dividends received during the period and for stock transactions) over a three-year period beginning January 1, 2007 compared to a peer group composed of various entities within the bio-technology and medical device industries. Vesting begins if the Company’s TSR is in excess of the 50th percentile of the peer group. When the TSR equals the 75th percentile of the peer group, the maximum amount would have been vested. The restricted stock units otherwise have the same terms and conditions as other restricted units issued under the Company’s ICP. The estimated fair value of the 2007 Program was $1.8 million on the grant date using a lattice-based valuation model.

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

The table below presents the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(in thousands, except per share amounts)
Basic and diluted net earnings (loss)	$61,022	$(192,949)	$79,471

Basic common shares outstanding	60,910	59,991	63,383
Effect of dilutive securities:
Stock options and awards	2,052	—	2,188

Diluted common shares outstanding	62,962	59,991	65,571

Basic earnings (loss) per share	$1.00	$(3.22)	$1.25

Diluted earnings (loss) per share	$0.97	$(3.22)	$1.21

For 2008, options to purchase 6.1 million shares of common stock were excluded as the effect would be anti-dilutive. For 2007, the aggregate dilutive effect of approximately 2.0 million shares for stock options, ESPP and unvested restricted stock were excluded as the effect would be anti-dilutive due to the net loss. For 2006, options to purchase 0.3 million shares of common stock were excluded as the effect would be anti-dilutive. In addition, there were no potentially dilutive common shares associated with the 3.25% Notes, 2 1/2% Notes and the 1.375% Notes as the Company’s year end stock price was less than the conversion prices of the notes.

Note 13: Commitments and Contingencies

The Company leases certain facilities, office equipment and automobiles and provides for payment of taxes, insurance and other charges on certain of these leases. Rental expense was $26.7 million, $21.7 million, and $17.6 million in 2008, 2007 and 2006, respectively.

Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year as of December 31, 2008, are as follows: $21.2 million in 2009; $16.8 million in 2010; $11.8 million in 2011; $8.7 million in 2012; $8.6 million in 2013 and $31.8 million thereafter.

In December 2007, the Company entered into an information technology services outsourcing agreement expiring in November 2012. Future annual payments under this agreement are $4.8 million in 2009; $4.6 million in 2010; $4.3 million in 2011 and $3.8 million in 2012.

Alcon Matters

The Company recognized a net gain on legal contingencies of $20.5 million, net of legal costs incurred, in the second quarter of 2008 from the execution of an agreement with Alcon, Inc., Alcon Laboratories, Inc., and Alcon Manufacturing Ltd. (collectively, “Alcon”). As part of the agreement, Alcon made a payment of $31 million to AMO and AMO made a payment to Alcon of $10 million. The Company received the net cash proceeds of $21 million in the second quarter of 2008.

The Company recognized a net gain on legal contingencies of $96.9 million in 2006, primarily from settlement of pending patent litigation, net of costs incurred. On July 7, 2006, the Company entered into a settlement agreement with Alcon regarding all pending patent litigation between AMO and Alcon. The settlement required Alcon to pay AMO a lump-sum payment of $121 million, which was received in July 2006 and was accounted for in the third quarter. The parties agreed to dismiss all pending patent litigation in Delaware and Texas, agreed not to sue each other regarding the patents at issue in those cases, and cross-licensed patents covering existing features of commercially available phacoemulsification products.

Product Recalls

In November 2006, the Company voluntarily recalled certain eye care product lots caused by a production-line issue at its manufacturing plant in China (“2006 Recall”). The 2006 Recall resulted in a provision for sales returns of $9.5 million and charges totaling $15.4 million which comprised $9.5 million in cost of goods sold for impairment of inventory, distribution and disposal costs and $5.9 million in selling, general and administrative costs associated with public relations, communication, investigation, processing and handling of distributor and end-customer reimbursements.

In fiscal 2007 in connection with the 2006 Recall, the Company recorded a provision for sales returns of $0.2 million and charges totaling $4.5 million which comprised $2.1 million in costs of goods sold for impairment of inventory, distribution and disposal costs, $2.1 million in selling, general and administrative costs associated with public relations, communication, investigation, and processing and handling of distributor and end-customer reimbursements and $0.3 million in non-operating expenses. As of December 31, 2007 and 2008, management did not expect any further significant impact from the 2006 Recall. As of December 31, 2007 and 2008, the Company had no remaining balance in accrued liabilities and accrued sales returns associated with the 2006 Recall.

In May 2007, the Company initiated a global recall of the MoisturePlus multipurpose formulation (“2007 Recall”) after being informed by the U.S. Food and Drug Administration of an association with acanthamoeba keratitis. The 2007 Recall resulted in a provision for sales returns of $41.5 million and charges totaling $67.5 million which comprised $37.5 million in costs of goods sold for impairment of inventory and distribution costs, $29.7 million in selling, general and administrative costs associated with public relations, communication, investigation, processing and handling of distributor and end-customer reimbursements in 2007 and $0.3 million in research and development costs. As of December 31, 2007, the Company had approximately $7.3 million in accrued liabilities and $5.3 million in accrued sales returns associated with the 2007 Recall. As of December 31, 2008, the Company had approximately $0.4 million in accrued liabilities and no remaining balance in accrued sales returns associated with the 2007 Recall.

Management continues to review its estimates of the overall recall costs, which could result in additional charges in the future.

As of December 31, 2008, the Company has been served or is aware that it has been named as a defendant in approximately 175 product liability lawsuits pending in various state and federal courts within the U.S. as well as certain jurisdictions outside the U.S. in relation to the May 25, 2007 recall of Complete MoisturePlus Multi-Purpose Solution. These suits involve allegations of personal injury to 201 consumers. Of these 175 cases, 160 have been filed in various U.S. courts, 14 in Canada and one outside North America. None of the U.S. personal injury actions have been filed as purported class actions; however, 7 of the Canadian personal injury matters seek class action status. In addition to personal injury suits, 3 U.S. and 7 Canadian matters have been filed as purported class actions by uninjured consumers seeking reimbursement for discarded product pursuant to various consumer protection statutes.

These cases involve complex medical and scientific issues relating to both liability and damages. Moreover, most of the plaintiffs seek unspecified damages. Because of this, and because these types of suits are inherently unpredictable, the Company is unable at this time to predict the outcome of these matters. The Company intends to vigorously defend itself in these matters; however, litigation may be both time-consuming and disruptive to its operations and cause significant expense and diversion of management attention, regardless of the merits of the cases. In recognition of these considerations, the Company could enter into settlements or incur judgments that, individually or in the aggregate, could have a material adverse impact on its financial condition or results of operations in any such period.

Shareholder Suit

On January 12, 13 and 15, and February 4, 2009, four purported class action complaints were filed by James Groen, Edward Butler, Maria Palafox and Eric Smith (collectively the “Butler cases”), respectively, in the California Superior Court for Orange County on behalf of owners of our securities. The cases were consolidated before a single judge. The Butler cases alleged, among other things, that the price offered by Abbott for AMO shares is inadequate and that AMO and its directors breached their fiduciary duties to stockholders. On February 14, 2009, the parties to the Butler cases executed a memorandum of understanding reflecting their agreement to settle the class claims asserted in the cases. The memorandum calls for, among other things, (i) AMO to provide supplemental disclosures in the Schedule 14D-9 filed on January 27, 2009; (ii) AMO, Purchaser and Abbott to modify the Merger Agreement; and (iii) the parties to submit documents necessary to obtain the prompt approval by the California Superior Court of the settlement. The supplemental disclosures were made and the Merger Agreement amended on February 17, 2009. The settlement is contingent upon, among other things, consummation of the merger and approval by the Court.

While the Company is involved from time to time in litigation arising in the ordinary course of business, including product liability claims, the Company is not currently aware of any other actions against it or Allergan, Inc. (“Allergan”) relating to the optical medical device business that the Company believes would have a material adverse effect on its business, financial condition, results of operations or cash flows. The Company may be subject to future litigation and infringement claims, which could cause it to incur significant expenses or prevent it from selling its products. The Company operates in an industry susceptible to significant product liability claims. Product liability claims may be asserted against the Company in the future arising out of the 2007 Recall and/or events not known to it at the present time. Under the terms of the contribution and distribution agreement affecting its spin-off from Allergan, Allergan agreed to assume responsibility for, and to indemnify it against, all current and future litigation relating to its retained businesses and the Company has agreed to assume responsibility for, and to indemnify Allergan against, all current and future litigation related to the optical medical device business.

Note 14: Business Segment Information

The operating segments are segments for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

The Company’s reportable segments reflect the way it currently manages its business. These reportable segments are represented by three business units: cataract, refractive and eye care. The cataract business sells monofocal intraocular lenses, phacoemulsification systems, viscoelastics and related products used in ocular surgery. The refractive business sells and provides service for wavefront diagnostic devices, femtosecond lasers and associated patient interface devices, excimer laser systems and treatment cards, and refractive implants. The eye care business sells disinfecting solutions, enzymatic cleaners, lens rewetting drops and artificial tears. Effective January 1, 2008, net sales of refractive implant products and the related impact on operating income are reported in the refractive business segment. Prior to 2008, refractive implant products were included in the cataract business segment. Accordingly, net sales and the impact on operating income attributable to refractive implant products in the years ended December 31, 2007 and 2006 have been reclassified from the cataract to refractive business segments to conform to the new presentation.

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

The following table presents net sales and operating income by operating segment for the years ended December 31, 2008, 2007 and 2006, respectively:

	Net Sales			Operating Income (Loss)
(In thousands)	2008	2007	2006	2008	2007	2006
Operating segments:

Cataract	$541,560	$497,656	$469,793	$291,714	$264,111	$221,144

Refractive	421,914	422,148	266,108	254,759	250,396	178,625

Eye Care	221,561	171,042	261,595	77,106	(399)	103,073

Total segments	1,185,035	1,090,846	997,496	623,579	514,108	502,842

Global operations	—	—	—	(178,207)	(195,536)	(121,635)

Research and development	—	—	—	(75,931)	(81,832)	(66,099)

In-process research and development	—	—	—	—	(86,980)	—

Business repositioning	—	—	—	—	—	(62,661)

Restructuring charges	—	—	—	(45,844)	—	—

Goodwill and intangible asset impairment	—	—	—	(72,556)	—	—

General corporate	—	—	—	(206,344)	(249,812)	(54,698)

Total	$1,185,035	$1,090,846	$997,496	$44,697	$(100,052)	$197,749

Depreciation and amortization expense by segment comprised the following (in thousands):

	Depreciation and Amortization
(In thousands)	2008	2007	2006
Cataract	$7,255	$7,222	$6,431

Refractive	9,618	5,574	4,908

Eye Care	200	168	128

Total segments	17,073	12,964	11,467

Manufacturing operations	23,545	23,793	23,916

General corporate	74,075	62,491	35,215

Total	$114,693	$99,248	$70,598

Geographic Area Information

	Net Sales
(In thousands)	2008	2007	2006
United States:
Cataract	$156,278	$147,647	$141,434
Refractive	224,209	272,573	199,111
Eye Care	58,003	38,483	75,877

Total United States	438,490	458,703	416,422

Americas, excluding United States:
Cataract	41,391	37,952	30,417
Refractive	18,904	17,739	12,724
Eye Care	5,271	5,150	12,268

Total Americas, excluding United States	65,566	60,841	55,409

Europe/Africa/Middle East:
Cataract	212,807	198,127	180,770
Refractive	81,494	70,746	26,200
Eye Care	70,769	63,188	82,234

Total Europe/Africa/Middle East	365,070	332,061	289,204

Japan:
Cataract	79,735	67,965	71,173
Refractive	56,149	26,452	4,765
Eye Care	59,273	51,027	62,722

Total Japan	195,157	145,444	138,660

Asia Pacific:
Cataract	51,349	45,965	45,999
Refractive	41,158	34,638	23,308
Eye Care	28,245	13,194	28,494

Total Asia Pacific	120,752	93,797	97,801

Total	$1,185,035	$1,090,846	$997,496

The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 37.0%, 42.1% and 41.7% of total net sales for the years ended December 31, 2008, 2007 and 2006, respectively. Additionally, sales in Japan represented 16.5%, 13.3% and 13.9% of total net sales for the years ended December 31, 2008, 2007 and 2006, respectively. No other country, or single customer, generated over 10% of total net sales in the periods presented.

	Property, Plant and Equipment			Other Long-Lived Assets
(In thousands)	2008	2007	2006	2008	2007	2006
United States	$49,796	$54,281	$25,168	$58,306	$77,692	$50,570
Americas, excluding United States	336	535	564	2,261	2,919	2,303
Europe/Africa/Middle East	85,025	98,591	88,549	9.112	6,794	8,105
Japan	824	1,036	832	3,799	2,907	2,942
Asia Pacific	26,656	23,232	17,643	3,996	4,637	5,445

Total	$162,637	$177,675	$132,756	$77,474	$94,949	$69,365

Note 15: Quarterly Results (Unaudited)

	First Quarter(c)	Second Quarter(d)	Third Quarter(e)	Fourth Quarter(f)	Total Year
	(in thousands, except per share data)
2008 (a)
Net sales	$303,736	$320,492	$275,635	$285,172	$1,185,035
Gross profit	188,133	197,227	165,065	166,065	716,490
Net earnings	6,930	21,957	7,073	25,062	61,022
Basic earnings per share	0.11	0.36	0.12	0.41	1.00
Diluted earnings per share	0.11	0.35	0.11	0.40	0.97
2007 (b)
Net sales	$251,673	$261,397	$273,194	$304,582	$1,090,846
Gross profit	157,506	127,911	152,164	178,291	615,872
Net earnings (loss)	12,109	(166,794)	(25,937)	(12,327)	(192,949)
Basic earnings (loss) per share	0.20	(2.78)	(0.43)	(0.20)	(3.22)
Diluted earnings (loss) per share	0.20	(2.78)	(0.43)	(0.20)	(3.22)

(a)	Fiscal quarters in 2008 ended on March 28, June 27, September 26 and December 31.
(b)	Fiscal quarters in 2007 ended on March 30, June 29, September 28 and December 31.
(c)	Includes charges of $34.1 million during the first quarter of fiscal 2008, which comprised $5.1 million in stock-based compensation expense under SFAS 123R, $11.9 million of restructuring charges and $17.1 million of intangible asset amortization. Includes charges of $33.0 million recorded during the first quarter of fiscal 2007, which comprised $4.2 million in stock-based compensation expense under SFAS 123R, $4.7 million related to the discontinuation of a distributor contract, $1.0 million impairment related to a R&D licensing agreement, a $4.4 million impact from the product recall in November 2006, $1.6 million for IPR&D related to the WFSI acquisition and $17.1 million of intangible amortization.
(d)	Includes charges of $13.8 million recorded during the second quarter of fiscal 2008, which comprised $6.2 million in stock-based compensation expense under SFAS 123R, $9.1 million in restructuring charges, a $1.8 million charge for accelerated depreciation of leasehold improvements related to the restructuring and $17.2 million of intangible amortization, partially offset by $20.5 million net gain on legal contingencies. Includes charges of $187.9 million recorded during the second quarter of fiscal 2007, which comprised $5.1 million in stock-based compensation expense under SFAS 123R, $85.4 million for IPR&D, $7.7 million for the step-up of inventory to fair value, $6.5 million for integration-related costs, $16.8 million of intangible amortization, the negative impact from the 2007 Recall of $58.4 million and $8.0 million in connection with the proposal to acquire another company in the ophthalmic segment.
(e)	Includes charges of $33.9 million recorded during the third quarter of fiscal 2008, which comprised $5.9 million in stock-based compensation expense under SFAS 123R, $9.1 million in restructuring charges, a $1.8 million charge for accelerated depreciation of leasehold improvements related to the restructuring and $17.1 million of intangible amortization. Includes charges of $58.7 million recorded during the third quarter of fiscal 2007, which comprised $5.7 million in stock-based compensation expense under SFAS 123R, $5.1 million for IntraLase integration-related costs, $16.8 million of intangible amortization and the negative impact from the 2007 Recall of $31.1 million associated with sales returns and product-related costs.
(f)	Includes charges of $19.6 million recorded during the fourth quarter of fiscal 2008, reflecting a $110.4 million gain on debt extinguishment, $16.7 million in stock-based compensation expense under SFAS 123R, $21.3 million in restructuring charges, $72.6 million of goodwill and intangible asset impairment charges, $2.8 million charge for Abbott transaction related costs and $16.6 million of intangibles amortization included in SG&A. Included charges of $62.6 million recorded during the fourth quarter of fiscal 2007, reflecting $4.9 million in stock-based compensation expense under SFAS 123R, the negative impact of $19.5 million related to the 2007 Recall, $10.7 million in charges associated with acquisition and integration activities and $17.0 million of intangible amortization. As a result of the eye care recall in the fourth quarter of fiscal 2006, eye care sales included approximately $9.5 million in returns.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Advanced Medical Optics, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Advanced Medical Optics, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 24, 2009

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

Changes in Internal Control over Financial Reporting

Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

CURRENT BOARD OF DIRECTORS

Our board of directors is presently composed of ten members and is divided into three classes, categorized as Class I, Class II and Class III. Each year, the directors in one of the three classes are elected to serve a three-year term.

Name	Age	Principal Occupation / Employment	Term Expiration	Director Since
James V. Mazzo	51	Chairman of the Board of Directors and Chief Executive Officer of the Company	2011	October 2001
Robert J. Palmisano	64	President and Chief Executive Officer of ev3 Inc.	2011	May 2007
James O. Rollans	66	Presiding Director of the Board of Directors	2011	June 2002
Christopher G. Chavez	53	President of Advanced Neuromodulation Systems	2010	June 2002
Elizabeth H. Dávila	64	Retired	2010	May 2005
Daniel J. Heinrich	52	Senior Vice President—Chief Financial Officer of Clorox Co.	2010	December 2007
William J. Link, Ph.D.	62	Managing Director of Versant Ventures	2009	June 2002
G. Mason Morfit	33	Partner of ValueAct Capital	2009	December 2007
Michael A. Mussallem	56	Chairman of the Board of Directors and Chief Executive Officer of Edwards Lifesciences Corporation	2009	June 2002
Deborah J. Neff	55	President and Chief Executive Officer of Pathwork Diagnostics, Inc.	2009	July 2003

The following are brief biographies of each current member of the Company’s board of directors.

James V. Mazzo. Mr. Mazzo is the Company’s Chairman of the Board of Directors and Chief Executive Officer. He has been a member of the Company’s board of directors since October 2001. Mr. Mazzo has been Chief Executive Officer since the Company’s inception and was President from inception until November 2007. Mr. Mazzo became Chairman of our board of directors in May 2006. Prior to the Company’s spin-off from Allergan in 2002, Mr. Mazzo served in various positions at Allergan, most recently as Allergan’s Corporate Vice President and President, Surgical and CLCP Businesses. From April 1998 to January 2002, Mr. Mazzo was Allergan’s Corporate Vice President and President, Europe/Africa/Middle East Region. From January 2001 to January 2002, Mr. Mazzo also assumed the duties of President of Allergan’s Global Surgical Business, and from May 1998 to January 2001, he was the President of Global Lens Care Products for Allergan. From June 1997 to May 1998, he was Senior Vice President, U.S. Eyecare/Rx Sales and Marketing, and prior to that he served 11 years in a variety of positions at Allergan, including Director, Marketing (Canada), Vice President and Managing Director (Italy) and Senior Vice President, Northern Europe. Mr. Mazzo first joined Allergan in 1980. Mr. Mazzo sits on the board of directors of AdvaMed (Advanced Medical Technology Association).

Robert J. Palmisano. Mr. Palmisano is the President, Chief Executive Officer, and a member of the board of directors of ev3 Inc., a global endovascular device company, a position he assumed in April 2008. From November 2007 to April 2008, he was a Venture Partner with SV Life Sciences Advisors, a venture capital advisor and manager making investments in the human life sciences sector. Mr. Palmisano joined SV Life Sciences in November 2007. Prior to that, he was the Chief Executive Officer and a director of IntraLase Corp., which the Company acquired in April 2007. Mr. Palmisano joined IntraLase Corp. as President, Chief Executive Officer and a director in April 2003. From April 2001 to April 2003, Mr. Palmisano was the President, Chief Executive Officer and a director of MacroChem Corporation, a development stage pharmaceutical corporation. From April 1997 to January 2001, Mr. Palmisano served as President and Chief Executive Officer and a director of Summit

Autonomous, Inc., a global medical products company that was acquired by Alcon, Inc. in October 2000. Prior to 1997, Mr. Palmisano held various executive positions with Bausch & Lomb Incorporated, a global eye care company. In addition to ev3 Inc., Mr. Palmisano sits on the board of directors of OsteoTech, Inc. Mr. Palmisano earned his bachelor’s degree in political science from Providence College.

James O. Rollans. Mr. Rollans has been the Presiding Director of the Company’s board of directors since May 2006. Mr. Rollans retired in 2003 from the board of directors of Fluor Corporation and from his position as Fluor’s Group Executive of Investor Relations and Corporate Communications, in which he was responsible for leading the company’s external affairs, including Investor Relations, Corporate Communications, Community and Government Relations functions. Prior to assuming that role in February 2002, Mr. Rollans served as Group Executive of Business Services (from February 2001). Joining Fluor in 1982, Mr. Rollans’ tenure with the company included several positions at the senior executive level, including that of Senior Vice President and Chief Administrative Officer from 1994 to 1998; Senior Vice President and Chief Financial Officer from 1998 to 1999 and from 1992 to 1994; and Vice President of Corporate Communications from 1982 to 1992. He also served as the first President and Chief Executive Officer of Fluor Signature Services, the former business services enterprise of Fluor Corporation, from 1999 to 2001. Fluor is an engineering, procurement, construction and maintenance services company. Mr. Rollans is a member of the board of directors of Flowserve Corporation and Encore Credit Corporation.

Christopher G. Chavez. Mr. Chavez is President of Advanced Neuromodulation Systems (ANS), a position he has held since he joined ANS in April 1998 and which he continues to hold following the acquisition of ANS by St. Jude Medical, Inc. in November 2005. From April 1998 to November 2005, Mr. Chavez was also Chief Executive Officer and a Director of ANS. ANS is a medical device company focused on neurostimulation and drug pump technologies. Prior to joining ANS, Mr. Chavez was Vice President of Worldwide Marketing and Strategic Planning for Eastman Kodak’s Health Imaging Division where the division’s five worldwide profit centers reported to him. From 1981 to 1997, Mr. Chavez was with Johnson & Johnson Medical, Inc., a major division of Johnson & Johnson. While with J&J, he progressed through several positions in finance, strategic planning, domestic and international marketing, new business development and general management. His most recent position was Vice President and General Manager of the Infection Prevention Business Unit, one of four worldwide business units with approximately one-half billion dollars in sales. Mr. Chavez currently serves on the board of directors of the Medical Device Manufacturers Association.

Elizabeth H. Dávila. Ms. Dávila is a retired executive and the former Chairman of the board of directors and Chief Executive Officer of VISX, Incorporated, which the Company acquired in May 2005. Ms. Dávila served on the VISX board of directors from 1995 to 2005, and served as its Chairman and Chief Executive Officer from 2001 to 2005. From 1995 to 2001, Ms. Dávila held a number of positions at VISX, including Executive Vice President, President, and Chief Operating Officer. Prior to joining VISX, Ms. Dávila was at Syntex Corporation from 1977 to 1994, where she held senior management positions in its medical device, medical diagnostics, and pharmaceutical divisions. Ms. Dávila serves on the board of directors of Accuray Incorporated. She holds a masters degree in Chemistry from the University of Notre Dame and an M.B.A. from Stanford University.

Daniel J. Heinrich. Mr. Heinrich has been the Senior Vice President-Chief Financial Officer of Clorox Co. since July 2003. He joined Clorox in March 2001 as Vice President-Controller. He was elected Vice President-Chief Financial Officer in October 2003 and Senior Vice President—Chief Financial Officer in 2004. From October 1996 through February 2001, he was employed by Transamerica Finance Corporation. Prior to that he was employed by Granite Management Corporation, an indirect subsidiary of Ford Motor Company, as Senior Vice President—Treasurer and Controller. Mr. Heinrich currently serves on the board of trustees of Carondelet High School in Concord, California. He holds a bachelor’s of science degree in Business Administration from the University of California, Berkeley, and a master’s of Business Administration degree from St. Mary’s College of California.

William J. Link, Ph.D. Dr. Link is Managing Director and a co-founder of Versant Ventures, a venture capital firm located in Newport Beach, California investing in early-stage health care companies. Prior to co-founding Versant Ventures in 1999, Dr. Link was a general partner at Brentwood Venture Capital, where he invested in a number of early-stage companies. From 1986 to 1997, Dr. Link was Chairman and Chief Executive

Officer of Chiron Vision, a subsidiary of Chiron Corporation founded by Dr. Link, which specialized in ophthalmic surgical products and which was later sold to Bausch & Lomb in 1997. Prior to Chiron Vision, Dr. Link founded and served as President of American Medical Optics, a division of American Hospital Supply Corporation, which was sold to Allergan in 1986. Before entering the health care industry, Dr. Link was an assistant professor in the Department of Surgery at the Indiana University School of Medicine. Dr. Link earned his bachelor’s, master’s and doctorate degrees in mechanical engineering from Purdue University.

G. Mason Morfit. Mr. Morfit is a Partner of ValueAct Capital, a private investment partnership and a significant Company stockholder. Prior to joining ValueAct Capital in January 2001, Mr. Morfit worked in equity research for Credit Suisse First Boston for more than two years. He supported the senior healthcare services analyst, covering fifteen companies in the managed care and physician services industries. Mr. Morfit is a director of Valeant Pharmaceuticals International, MSD Performance, Inc. and a former director of Solexa, Inc. He has a B.A. from Princeton University, and is a CFA charterholder.

Michael A. Mussallem. Mr. Mussallem is the Chairman of the Board of Directors and Chief Executive Officer of Edwards Lifesciences Corporation, a position he has held since 2000, when Edwards Lifesciences was spun-off from Baxter International, Inc. Edwards Lifesciences is a medical device company focused on cardiovascular disease treatments. Prior to 2000, Mr. Mussallem held a variety of positions with increasing responsibility in engineering, product development and senior management at Baxter International Inc. In addition to serving on the board of Edwards Lifesciences, Mr. Mussallem serves as chairman of AdvaMed, is a director and former chairman of the California Healthcare Institute, and is a director of the OCTANe Foundation for Innovation.

Deborah J. Neff. Ms. Neff is the President and Chief Executive Officer of Pathwork Diagnostics, Inc. (formerly Predicant Biosciences, Inc. and Biospect, Inc.), which she joined in 2003. Pathwork is focused on applying genomics to unmet clinical needs in oncology. Prior to joining Pathwork, from 1988 to 2003, Ms. Neff held a number of executive positions at Becton Dickinson and Company, a $4 billion global medical technology and device company. Most recently, from 2000 to 2003, she was Worldwide President of Becton Dickinson Biosciences, and from 1995 to 2000, she was President of the Biosciences and Microbiology Systems as well as the Becton Dickinson Immunocytometry Systems. Before joining Becton Dickinson, Ms. Neff held senior management positions with Organon-Teknicka Corporation and CooperBiomedical. In addition to serving on the board of Pathwork Diagnostics, Ms. Neff is a member of the advisory board of the Healthcare Businesswomen’s Association.

Attendance at Meetings

Our board of directors met 12 times in 2008. Each of the directors attended more than 80% of the aggregate number of regularly scheduled and special board of directors and applicable committee meetings held during the year. In addition, nine directors then in office attended the Company’s annual meeting of stockholders held on May 29, 2008.

Conduct of Meetings—Executive Sessions

Mr. James V. Mazzo, the Chairman of the Board of Directors, presides over each meeting of the board of directors. Mr. James O. Rollans, the presiding director and a non-employee member of the board of directors, presides during each executive session, which occurs during each regularly scheduled board of directors meeting. If Mr. Mazzo were not available to attend a meeting, Mr. Rollans would preside over such meeting. If Mr. Rollans were not available to preside during an executive session, a non-employee member of the board of directors would be selected by a majority of the outside directors in attendance at that meeting to preside over such executive session.

DIRECTORS DESIGNATED BY PURCHASER

Right to Designate Directors

The Merger Agreement provides that promptly upon the purchase by Purchaser pursuant to the Offer of such number of all of the outstanding shares of common stock, par value $0.01, of the Company, including the associated preferred stock purchase rights (collectively, the “Shares”) as represents at least a majority of the then outstanding Shares, and from time to time thereafter (subject to compliance with Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 promulgated thereunder), Purchaser will be entitled to designate such number of directors (the “Designees”), rounded up to the next whole number, on the board of directors as will give Purchaser representation on the board of directors equal to the product of (x) the total number of directors on the board of directors (after giving effect to any increase in the number of directors pursuant to Section 1.3 of the Merger Agreement) and (y) the percentage that such number of Shares so purchased bears to the total number of Shares outstanding. The Merger Agreement further provides that the Company will, upon request by Purchaser, promptly increase the size of the board of directors or use its reasonable best efforts to secure the resignations of such number of directors as is necessary to provide Purchaser with such level of representation and will cause the Designees to be so elected or appointed. Additionally, the Merger Agreement provides that the Company will also cause individuals designated by Purchaser to constitute the same percentage as such individuals represent of the entire board of directors on the following: (i) each committee of the board of directors, (ii) each board of directors and each committee thereof of each wholly owned subsidiary of the Company, and (iii) the designees, appointees or other similar representatives of the Company on each board of directors (or similar governing body) and each committee thereof of each non-wholly owned subsidiary of the Company. The Merger Agreement provides further that at the request of Purchaser, the Company will take all actions necessary to effect any such election or appointment of the Designees, including mailing to its stockholders the information required by Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-l promulgated thereunder which, unless Purchaser otherwise elects, will be mailed together with the Schedule 14D-9.

Potential Designees

Purchaser has informed the Company that it will choose the Designees for the board of directors from the list of persons set forth below. The following table, prepared with information furnished to the Company by Purchaser and Parent, sets forth, with respect to each individual who may be designated by Purchaser as one of its Designees, the name, age of the individual as of January 19, 2009, present principal occupation with Parent and employment history during the past five years. Parent and Purchaser have informed the Company that each individual is a U.S. citizen and has consented to act as a director of the Company, if so appointed or elected. Unless otherwise indicated below, the business address of each such individual is c/o Abbott Laboratories, 100 Abbott Park Road, Abbott Park, Illinois 60054.

None of the individuals listed below has, during the past five years, (i) been convicted in a criminal proceeding or (ii) been a party to any judicial or administrative proceeding that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities with respect to, U.S. federal or state securities laws, or a finding of any violation of U.S. federal or state securities laws.

Name	Age	Background
Richard W. Ashley	65	Mr. Ashley serves as Executive Vice President, Corporate Development, a position he has held since 2004. He was elected as a corporate officer in 2004.

Olivier Bohuon	50	Mr. Bohuon serves as Senior Vice President, International Pharmaceuticals. From 2006 to 2008, he served as Senior Vice President, International Operations. Mr. Bohuon previously served as Vice President, European Operations and has been a corporate officer since 2003. He is a citizen of France.

John M. Capek	47	Mr. Capek serves as Executive Vice President, Medical Devices, a position he has held since 2007. Mr. Capek previously served as Senior Vice President, Abbott Vascular from 2006 to 2007 and Vice President, Abbott Vascular in 2006. He served as President, Guidant Vascular Intervention from 2005 to 2006 and Vice President and General Manager, Bioabsorbable Vascular Solutions (a subsidiary of Guidant Corporation) from 2004 to 2005. He has been a corporate officer since 2006.

Thomas F. Chen	58	Mr. Chen serves as Senior Vice President, International Nutrition. From 2006 to 2008, he served as Senior Vice President, Nutrition International Operations. He previously served as Vice President, Nutrition International, Asia and Latin America from 2005 to 2006 and Vice President, Nutrition International, Asia, Canada, Latin America during 2005. He served as Vice President, Abbott International, Pacific/Asia/Africa from 2004 to 2005. Mr. Chen was elected as a corporate officer in 1998.

Thomas C. Freyman	54	Mr. Freyman serves as Executive Vice President, Finance and Chief Financial Officer, a position he has held since 2004. Mr. Freyman was elected as a corporate officer in 1991.

Stephen R. Fussell	51	Mr. Fussell serves as Senior Vice President, Human Resources, a position he has held since 2005. From 2004 to 2005, he served as Vice President, Compensation and Development. Mr. Fussell was elected as a corporate officer in 1999.

Robert B. Hance	49	Mr. Hance serves as Senior Vice President, Vascular. He previously served as Senior Vice President, Diabetes Care Operations from 2006 to 2008. For a period of time in 2006, he served as Vice President and President, Vascular Solutions. From 2004 to 2006, Mr. Hance served as Vice President and President, Abbott Vascular Devices. He was elected as a corporate officer in 1999.

John C. Landgraf	56	Mr. Landgraf serves as Senior Vice President, Pharmaceuticals, Manufacturing and Supply. He previously served as Senior Vice President, Global Pharmaceutical Manufacturing and Supply from 2004 to 2008. During 2004, he served as Vice President, Quality Assurance and Compliance, Medical Products Group. Mr. Landgraf was elected as a corporate officer in 2000.

Holger A. Liepmann	57	Mr. Liepmann serves as Executive Vice President, Nutritional Products. He previously served as Executive Vice President, Global Nutrition from 2006 to 2008. For a period of time in 2006, Mr. Liepmann served as Executive Vice President, Pharmaceutical Products Group. From 2004 to 2006, he served as Senior Vice President, International Operations. During 2004, he served as Vice President, Japan Operations, Abbott International Division. Mr. Liepmann was elected as a corporate officer in 2001.

Greg W. Linder	52	Mr. Linder serves as Vice President and Controller, a position he has held since 2004. He was elected as a corporate officer in 1999.

Heather L. Mason	48	Ms. Mason serves as Senior Vice President, Diabetes Care. She previously served as Vice President, Latin America Pharmaceuticals from 2007 to 2008. From 2005 to 2007, she served as Vice President, International Marketing and from 2004 to 2005, she served as Vice President, Specialty Operations. Ms. Mason was elected as a corporate officer in 2001.

Edward L. Michael	51	Mr. Michael serves as Executive Vice President, Diagnostic Products. He previously served as Executive Vice President, Diagnostics from 2007 to 2008. For a period of time in 2007, Mr. Michael served as Senior Vice President, Medical Products. From 2004 to 2007, he served as Vice President and President, Molecular Diagnostics. He was elected as a corporate officer in 1997.

Donald V. Patton Jr.	56	Mr. Patton serves as Senior Vice President, U.S. Nutrition. During 2007, he served as Senior Vice President, Abbott Nutrition Products Division. From 2006 to 2007, he served as Vice President, Diagnostic Global Commercial Operations. From 2005 to 2006, he served as Vice President, Commercial Operations. Mr. Patton served as Vice President, International Marketing from 2004 to 2005. He was elected as a corporate officer in 2004.

Laura J. Schumacher	45	Ms. Schumacher serves as Executive Vice President, General Counsel and Secretary. From 2005 to 2007, she served as Senior Vice President, Secretary and General Counsel. From 2004 to 2005 she served as Vice President, Secretary and Deputy General Counsel. Ms. Schumacher was elected as a corporate officer in 2003.

Mary T. Szela	45	Ms. Szela serves as Senior Vice President, U.S. Pharmaceuticals. She previously served as Senior Vice President, Pharmaceutical Operations from 2007 to 2008. During 2006, she served as Vice President, Commercial Pharmaceutical Operations. She served as Vice President, Pharmaceutical Products, Primary Care Operations from 2004 to 2006. Ms. Szela was elected as a corporate officer in 2001.

James L. Tyree	55	Mr. Tyree serves as Executive Vice President, Pharmaceutical Products. He previously served as Executive Vice President, Pharmaceutical Products Group from 2007 to 2008. From 2006 to 2007, he served as Senior Vice President, Pharmaceutical Operations. During 2006, he served as Senior Vice President, Global Nutrition. Mr. Tyree served as Senior Vice President, Nutrition International Operations from 2005 to 2006. From 2004 to 2005, he served as Vice President, Global Licensing/New Business Development. Mr. Tyree was elected as a corporate officer in 2001.

Michael J. Warmuth	46	Mr. Warmuth serves as Senior Vice President, Diagnostics. During 2008, he served as Vice President, Hematology Diagnostics. He previously served as Vice President, Global Engineering Services from 2007 to 2008. From 2006 to 2007, Mr. Warmuth served as Divisional Vice President, Global Engineering Services and from 2004 to 2006, he served as Divisional Vice President of Quality, Global Pharmaceutical Operations. Mr. Warmuth was elected as a corporate officer in 2007.

Miles D. White	53	Mr. White has been a director of Parent since 1998. He has served as chairman of the board and chief executive officer of Parent since 1999. He served as an executive vice president of Parent from 1998 to 1999, as senior vice president, diagnostics operations from 1994 to 1998, and as vice president, diagnostics systems operations from 1993 to 1994. Mr. White joined Parent in 1984. He received both his bachelor’s degree in mechanical engineering and M.B.A. degree from Stanford University. He serves on the board of trustees of The Culver Educational Foundation, The Field Museum in Chicago, and Northwestern University. He serves as a director of Motorola Inc.

None of the Designees is a director of, or holds any position with, the Company. Parent and Purchaser have each advised the Company that, to its respective knowledge, except as disclosed in the Offer to Purchase, none of the Designees beneficially owns any securities (or rights to acquire any securities) of the Company or has been involved in any transactions with the Company or any of its current directors, executive officers or affiliates that are required to be disclosed pursuant to the rules of the SEC. Parent and Purchaser have each advised the Company that, to its respective knowledge, none of the Designees has any family relationship with any current director, executive officer, or key employee of the Company.

It is expected that the Designees may assume office at any time following the time at which such designees are designated in accordance with the terms of the Merger Agreement and that, upon assuming office, the Designees will thereafter constitute at least a majority of the board of directors. It is anticipated that this step will be accomplished at a meeting or by written consent of the board of directors providing that the size of the board of directors will be increased and/or sufficient numbers of current directors will resign such that, immediately following such action, the number of vacancies to be filled by the Designees will constitute at least a majority of the available positions on the board of directors. It is not currently known which of the current directors of the Company may resign, if any.

EXECUTIVE OFFICERS

Set forth below are the names and ages of each of the Company’s current executive officers (Section 16 reporting persons), their positions with the Company, and summaries of their backgrounds and business experience. (For information on the business experience of Mr. Mazzo, the Company’s Chairman and Chief Executive Officer, please see the section entitled “Current Board of Directors” under Item 10.)

Sheree L. Aronson, 53, has been the Company’s Corporate Vice President, Corporate Communications, Investor Relations and Market Research, since September 2006, and served as the Company’s Vice President, Corporate Communications and Investor Relations from August 2003 to September 2006. From August 2002 to July 2003, she was Director of Communications for RSM EquiCo, a division of H&R Block, and from August 1999 to July 2002, she was a Senior Vice President at Fleishman-Hillard, Inc., an international public relations firm. Between 1985 and 1999, she held senior-level corporate communications and investor relations positions at several companies, including Apria Healthcare, Inc., MTI Technology Corporation, Foodmaker, Inc. and HomeFed Bank.

Leonard R. Borrmann, Pharm.D., 51, has been the Company’s Executive Vice President, Research and Development, since February 2007, was Corporate Vice President, Research and Development, from September 2006 to February 2007, was Senior Vice President, Research and Development, from July 2005 to September 2006, and was our Vice President, Surgical Research and Business Development, from March 2004 to June 2005. From August 2002 to February 2004, Dr. Borrmann was President, Chief Executive Officer and a director of Insert Therapeutics, Inc., a privately-held drug delivery company focused on development of novel drug delivery technologies, and from December 2000 to March 2002, he was President, Chief Executive Officer and a director of Maret Pharmaceuticals, Inc., a privately-held drug development company. From May 1998 to September 2000, Dr. Borrmann was the Chief Executive Officer and a director of ACADIA Pharmaceuticals, Inc., a privately-held neuroscience drug discovery company. From June 1984 to May 1998, Dr. Borrmann was employed by Allergan, Inc. in a number of clinical and business development positions, including Vice President, Business Development, a position he held from June 1992 to May 1998.

Richard J. DeRisio, 64, has been the Company’s Corporate Vice President, Global Public Policy and Regulatory Affairs since December 2008. Mr. DeRisio joined the Company in August 2007 as Vice President, Regulatory Affairs. From 2003 to 2007, Mr. DeRisio held the positions of Vice President, Quality & Regulatory Affairs and Vice President, Regulatory Affairs at Kinetic Concepts, Inc. Prior to joining Kinetic Concepts, Mr. DeRisio worked in corporate and operating company positions at Johnson & Johnson, Pfizer and other medical products companies where he held leadership roles in clinical, regulatory and quality assurance. Previous medical device experience includes mechanical heart valves, defibrillators, electrophysiology catheters, wound healing systems, robotic surgery devices and sterilization equipment. Earlier in his career, Mr. DeRisio was employed by the U.S. Food and Drug Administration for ten years.

Robert F. Gallagher, 50, is the Company’s Senior Vice President, Chief Accounting Officer and Controller, a position he assumed in April 2006, and he was our Vice President, Controller from February 2002 to April 2006. Mr. Gallagher has over 19 years of financial management experience in our industry. From 1995 to 2001, he served in a variety of senior financial positions at Bausch & Lomb and its acquired business, Chiron Vision, most recently as Vice President, Finance of Bausch & Lomb’s Global Surgical Products business. From 1988 to 1995, Mr. Gallagher was employed by Allergan in various financial management positions of increasing responsibility, including Vice President, Controller for North East Asia and Controller for Puerto Rico operations.

Michael J. Lambert, 47, joined the Company as Executive Vice President, Chief Financial Officer in October 2007. Mr. Lambert served as Senior Vice President, Chief Financial Officer of Quest Software, Inc., a publicly held developer and distributor of software products, from April 2005 until joining the Company. He previously served as Senior Vice President, Finance of Quest Software, Inc. from November 2004 to April 2005. Before joining Quest, Mr. Lambert served as Executive Vice President and Chief Financial Officer at Quantum Corporation, a publicly held provider of storage solutions, from June 2001 through June 2004. Prior to Quantum, he was Senior Vice President and CFO of NerveWire, a systems integration consulting firm. From March 1996 to July 2000, Mr. Lambert worked for Lucent Technologies, most recently as Vice President and Chief Financial Officer of the InterNetworking Systems Division.

Richard A. Meier, 49, was appointed President and Chief Operating Officer in November 2007, and from February 2007 was Chief Operating Officer and Chief Financial Officer. He previously served as the Company’s Executive Vice President, Operations, President, Eye Care Business, and Chief Financial Officer from April 2006 to February 2007. From February 2004 to April 2006, he was the Company’s Executive Vice President of Operations and Finance and Chief Financial Officer, and from April 2002 to February 2004, Mr. Meier served as the Company’s Corporate Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Meier was Executive Vice President and Chief Financial Officer of Valeant Pharmaceuticals International (formerly ICN Pharmaceuticals, Inc.). Before joining Valeant Pharmaceuticals, Mr. Meier was a Senior Vice President with the investment banking firm of Schroder & Co. Inc. in New York from 1996 until joining Valeant Pharmaceuticals in 1998. Prior to Mr. Meier’s experience at Schroder & Co., he held various financial and banking positions at Salomon Smith Barney, Manufacturers Hanover Corporation, as well as other financial and management positions at other firms.

Alan Waterhouse, 49, is the Company’s Corporate Vice President, Global Operations, a position he assumed in December 2008. Mr. Waterhouse joined the Company in March 2008 as Senior Vice President, Global Operations. Prior to joining the Company, Mr. Waterhouse held several senior executive positions in healthcare, including: President and Chief Executive Officer of Asteres Inc. from 2004 to 2007, President of PCI Services (a Cardinal Health Company) from 2000 to 2004, and Executive Vice President of Operations for the Pxyis Corporation (a Cardinal Health Company) from 1995 to 2000. Mr. Waterhouse’s career began in the General Motors Corporation, where he was employed from 1980 to 1995.

Aimee S. Weisner, 40, is the Company’s Executive Vice President, Administration, and Secretary, a position she assumed in February 2008. Her responsibilities include Legal Affairs, Compliance and Human Resources, and she is the Company’s Chief Ethics Officer. From February 2007 to February 2008, she served as Executive Vice President, Administration, General Counsel and Secretary. From the Company’s inception through February 2007, her title was Corporate Vice President, General Counsel and Secretary. Ms. Weisner was Vice President and Assistant General Counsel of Allergan from January 2002 through June 2002, and was an Assistant Secretary of Allergan from November 1998 to April 2002. Prior to January 2002, Ms. Weisner served as Corporate Counsel of Allergan, which she joined in 1998. From 1994 to 1998, Ms. Weisner was an attorney with the law firm of O’Melveny & Myers LLP.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon the Company’s records and other information, the Company believes all of its directors and executive officers and other stockholders who may own 10% or more of the Company’s common stock complied with the requirements of the SEC to report ownership and transactions that change ownership in 2008.

Corporate Governance Guidelines and Code of Ethics

From its inception, the Company has been committed to integrity and responsible conduct, as evidenced by its adoption in June 2002 of the Advanced Medical Optics, Inc. Code of Ethics, which was amended and restated in January 2007. We believe that the Company’s commitment to ethical conduct is the personal responsibility of each manager and employee of the Company, and no other objective shall have a higher priority. In addition, the board of directors has adopted Corporate Governance Guidelines that reflect its commitment to the highest possible standards of corporate governance. The guidelines include, among other things, a description of the manner in which stockholders can send communications to the board of directors, the Company’s policy with regard to board of directors members’ attendance at annual meetings, and which director will preside at executive sessions of the board of directors.

All of the Company’s directors and employees, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer are required to abide by the Company’s Code of Ethics. We also have adopted various other corporate policies and procedures which, taken as a whole, reflect the Company’s commitment to business ethics and to the adherence to all laws and regulations applicable to the conduct of our business. We have implemented procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding business ethics, including questionable accounting or auditing matters. Any interested party may communicate directly with the board of directors, the Chairman of the Board of Directors, or with any of the non-management directors in writing, mailed or delivered to such person or group in care of the Secretary at the Company’s headquarters located at 1700 E. St. Andrew Place, Santa Ana, California 92705.

Both the Company’s Corporate Governance Guidelines and Code of Ethics have been published in the “Investors” section on the Company’s website at http://www.amo-inc.com. Copies of the Corporate Governance Guidelines and Code of Ethics will be provided without charge to any stockholder upon request. We will promptly disclose any future amendments to, or waivers from, certain provisions of the Code of Ethics on our website.

Audit and Finance Committee

We are managed under the direction of our board of directors. The board of directors has established an audit and finance committee, which is composed of Mr. Heinrich, Dr. Link, Mr. Rollans and Ms. Neff. Mr. Chavez is the designated alternate. The board of directors has determined that none of the committee members nor the alternate has a relationship to the Company that may interfere with the exercise of his or her independence from management and the Company. Consequently, the board of directors has unanimously determined that each of these committee members and the alternate is “independent” under current New York Stock Exchange listing standards and Section 10A(m)(3)(B) of the Securities Exchange Act of 1934. The board of directors has determined that no member of our audit and finance committee serves on the audit committees of more than three public companies.

Each member of the audit and finance committee, including the alternate member, is financially literate, in accordance with the qualifications set forth by the board of directors in its business judgment. In addition, the board of directors has unanimously determined that each of the audit and finance committee members, namely Mr. Heinrich, Dr. Link, Mr. Rollans and Ms. Neff, and the alternate, Mr. Chavez, has the requisite accounting or related financial management expertise to qualify as an “audit committee financial expert,” meaning that each has:

•	an understanding of generally accepted accounting principles and financial statements;

•	the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

•

experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities;

•	an understanding of internal control over financial reporting; and

•	an understanding of audit committee functions.

In 2008, the audit and finance committee met seven times.

The board of directors adopted, and in February 2004 amended and restated, a written charter setting forth the authority and responsibilities of the audit and finance committee. Minor updates to accounting standards set forth in the audit and finance committee charter were approved by the board of directors on March 1, 2005, February 7, 2007 and August 4, 2008. The full text of the Audit and Finance Committee Charter has been published in the “Investors” section on the Company’s website at http://www.amo-inc.com. A copy will be provided without charge to any stockholder who requests it. As set forth in its charter, the audit and finance committee:

•	reviews the scope of the audit by the independent registered public accounting firm;

•	inquires into the effectiveness of our accounting and internal control functions;

•

recommends to the board of directors any changes in the appointment of an independent registered public accounting firm that the committee may deem to be in the best interests of the Company and its stockholders;

•	assists the board of directors in establishing and monitoring compliance with the ethical business practice standards of the Company; and

•	has a finance oversight role, including the periodic evaluation of our finance function, capital structure and debt and equity policies and programs.

Our independent registered public accounting firm and our internal financial personnel have regular private meetings and unrestricted access with this committee.

Item 11.	Executive Compensation

Director Compensation

The following table sets forth the compensation paid to our non-employee board of directors members in 2008, and the narrative discussion that follows describes different components of our directors’ compensation. Mr. Mazzo, Chairman of our board of directors, is also our Chief Executive Officer, and as such does not receive additional compensation as a board of directors member. For a description of Mr. Mazzo’s compensation, please see the section entitled “Executive Officers” under Item 10.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(3)	All Other Compensation ($)		Total ($)
Christopher G. Chavez	—	129,997	—	—		129,997
Elizabeth H. Dávila	50,000	81,956	—	6,167	(4)	138,123
Daniel J. Heinrich	16,304	110,691	—	—		126,995
William J. Link, Ph.D.	—	137,193	—	—		137,193
G. Mason Morfit	41,168	83,298	—	—		124,466
Michael A. Mussallem	—	137,193	—	—		137,193
Deborah J. Neff	—	129,997	—	—		129,997
Robert J. Palmisano	47,500	136,116	—	12,579	(5)	196,195
James O. Rollans	—	144,403	—	—		144,403

(1)	Prior to each annual meeting of stockholders, directors may elect to receive some or all of their annual retainers in the form of restricted stock units, computed on the basis of the closing price of our common stock on the date of the annual meeting. See footnote (2) and the narrative discussion below.

(2)	Amounts shown in this column reflect our accounting expense for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards. This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of restricted stock and restricted stock units granted to the directors. The fair value was estimated in accordance with Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (FAS 123R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

In estimating the fair value, the Company uses the following assumptions:

Restricted Stock

Restricted stock awards are granted at a price equal to the fair market value of our common stock on the date of the grant, subject to forfeiture if employment terminates prior to the release of restriction, which is generally three years from the date of grant. During this restriction period, ownership of the Shares underlying the awards cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The cost of the awards, determined to be the fair market value of the Shares at the date of grant, is expensed ratably over the period the restrictions lapse.

Restricted Stock Units

Restricted stock units are rights to receive Shares at a future date or over a vesting period. Restricted stock units are granted at a price equal to the fair market value of the underlying common stock on the date of grant, subject to forfeiture if employment terminates prior to vesting. Prior to vesting, ownership of units cannot be transferred. Restricted stock units carry no cash dividend or voting rights, and the underlying Shares are not considered issued and outstanding until when and if the restricted stock units vest. The cost of awards, determined to be the fair market value of the restricted stock units on the date of grant, is expensed ratably over the period of vesting.

Stock awards in 2008 were composed of 6,740 restricted stock units that were awarded to each non-employee director on May 29, 2008, the date of our 2008 annual meeting of stockholders, plus such number of units, if any, that were awarded to such directors in lieu of payment in cash of their annual retainers. The grant date fair values for these awards were $216,599 for Mr. Rollans; $209,442 for each of Dr. Link and Mr. Mussallem; $202,308 for each of Mr. Chavez, Mr. Heinrich and Ms. Neff; $159,387 for Mr. Palmisano, and $154,616 for each of Mr. Morfit and Ms. Dávila.

(3)	No stock options were awarded to our non-employee directors in 2008. All stock options previously granted to non-employee directors are vested. As of December 31, 2008, the aggregate number of vested stock option awards and unvested restricted stock units outstanding for each of our non-employee directors are set forth below:

Name	No. of Options	No. of Units
Mr. Chavez	36,000	12,469
Ms. Dávila	322,108	10,390
Mr. Heinrich	0	14,948
Dr. Link	9,500	12,780
Mr. Morfit	0	12,975
Mr. Mussallem	36,000	12,780
Ms. Neff	29,500	12,469
Mr. Palmisano	0	14,248
Mr. Rollans	36,000	13,092

(4)	In fulfillment of the terms of an agreement that Ms. Dávila had with VISX, Incorporated, for which Ms. Dávila was serving as Chief Executive Officer at the time it was acquired by the Company in May 2005, we provide Ms. Dávila with certain health and welfare benefits during a 36-month period that expired in May 2008. The elements of these benefits in 2008, and the expense to the Company of providing them, are as follows: medical and vision insurance coverage ($5,267), dental insurance coverage ($504), life and AD&D insurance coverage ($363) and short-term disability insurance (self-funded, administration fee of $33 per year).

(5)	In fulfillment of the terms of an agreement that Mr. Palmisano had with IntraLase Corp., for which Mr. Palmisano served as President and Chief Executive Officer at the time it was acquired by the Company in April 2007, we provide Mr. Palmisano with certain health and welfare benefits during a 36-month period expiring in April 2010. The elements of these benefits in 2008, and the expense to the Company of providing them, are as follows: medical and vision insurance coverage ($10,534); dental insurance coverage ($1,007); and life and AD&D insurance coverage ($1,038).

The following are the elements of the Company’s director compensation:

•	Annual retainer, paid in cash or restricted stock units at the election of the director, in the following amounts:

•	Chairman of the audit and finance committee: $65,000.

•	Chairman of the organization, compensation and corporate governance committee: $57,500.

•	Chairman of the science and technology committee: $57,500.

•	Other board of directors members: $50,000.

•	No meeting fees; and

•	Discretionary annual grant of restricted stock units (6,740 units awarded in 2008).

With the exceptions of Ms. Dávila and Mr. Palmisano, as discussed in the table above, the Company does not provide any perquisites or benefits to its non-employee directors. The Company does reimburse directors for their reasonable expenses associated with board of directors service, such as travel expenses and telephone charges.

As previously reported, in May 2006, the board of directors determined that it would not establish fixed compensation for its presiding director but would, instead, determine the amount of compensation warranted periodically. At its May 29, 2008 meeting, the board of directors approved $20,000 in compensation to Mr. Rollans for his service as presiding director over the prior 12 months, after considering the time required to be devoted to the duties of the position. Additionally, as previously reported, on December 19, 2008, the board of directors approved the payment of $50,000 in compensation to Mr. Rollans.

The Company’s non-employee directors may forego some of their entire annual cash retainer in exchange for restricted stock units issued under the Company’s incentive compensation plans, with a face value equal to the amount of the annual cash retainer foregone. Non-employee directors have the ability to make this election each year.

All restricted stock units granted in 2008 will vest on the date of our 2011 annual meeting of stockholders, with the exception of units granted in lieu of cash retainers, which vest on the date of our 2009 annual meeting. At the Acceptance Time (as defined in the Merger Agreement), each unvested restricted stock unit awarded under any of the Company incentive compensation plans will vest in full and be settled for Shares of the Company’s common stock in accordance with the terms of the applicable incentive compensation plan of the Company.

The organization, compensation and corporate governance committee reviews director compensation periodically and recommends changes, if any, to the board of directors for approval. The board of directors last adjusted director compensation in May 2007. As one factor in determining the aggregate amount and individual components of such compensation, the committee solicits, reviews and considers analyses and recommendations from the compensation consultant retained by the committee who, among other things, presents peer group and published survey data and recommendations for the committee and the board of directors to consider. In determining the amounts, the board of directors seeks to adequately compensate directors for their time committed to board of directors activity and to align the directors, through grants of restricted stock units, with the long-term interests of the Company’s stockholders. From 2002-2004, board of directors members received annual stock option awards pursuant to a pre-set formula set forth in the Company’s 2002 incentive compensation plan, which was approved by the Company’s stockholders. In 2005, the Company discontinued this program in favor of a restricted stock program because the Company believes that the primary focus of the directors should be to protect and grow stockholder value and that restricted stock best achieves alignment with this objective and reduces stockholder dilution as compared to stock options. In 2007, we switched from restricted shares to restricted stock units, consistent with our grant methodology and administrative procedures for employees. In 2007, we also replaced meeting fees with higher annual retainers for ease of administration and better alignment with industry practices.

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

Compensation programs at the Company are designed to promote a high-performance culture that attracts, motivates and retains the key talent necessary to optimize stockholder value in a competitive environment. Compensation at the Company is market-driven and is designed to motivate the behaviors that will enable the Company to execute an effective business strategy.

The Company’s compensation program is designed to reward the named executives for meeting or exceeding corporate performance goals and individual objectives, and for maintaining the highest standards of business conduct. The organization, compensation and corporate governance committee (referred to in this discussion as our compensation committee), or the board of directors acting as a whole, determines all elements of pay for executive officers. Management is involved only to the extent of providing performance information and recommendations.

The compensation committee has established a peer group of companies considering such factors as size, industry, geography, global spread, product lines and complexity, customers and market capitalization. As the Company’s business changes, through acquisition or otherwise, this peer group is reevaluated. The compensation consultant retained by the compensation committee provides information to the compensation committee regarding possible comparator companies and compiles data upon request of the compensation committee. Compensation data is generally regressed for market capitalization to ensure that the data is not distorted by larger companies. Regression analysis is a commonly used technique to size-adjust data which allows for more statistically valid comparisons. Many factors go into the regression analysis. The key measure used in the Company’s regression model is market capitalization. Based on this measure, the regression formula correlates and adjusts the raw data for base salary, total cash compensation and total direct compensation to predict those items based on the market capitalization for each of the peer companies. These adjusted amounts are then used to develop the competitive benchmarks. In 2008, the group of comparator companies included: Alcon, Inc., Allergan, Inc., C.R. Bard, Inc., Beckman Coulter, Inc., Bio-Rad Laboratories, Inc., The Cooper Companies, Inc., Edwards Lifesciences Corporation, Haemonetics Corporation, Millipore Corporation, PerkinElmer, Inc., ResMed Inc., Steris Corporation, Teleflex Incorporated, Varian, Inc. and Varian Medical Systems, Inc. In the discussion that follows, we refer to this group of companies as our peer group.

In determining the amount and structure of total direct compensation for named executive officers (defined as base salary, short-term management incentives, and stock incentives), the compensation committee first reviews a summary of current and past compensation under these programs. This is then compared to benchmark data, provided by the compensation consultant, as described above. Each element is then reviewed by the compensation committee and adjusted for the coming year, based on input from the compensation consultant and the chief executive officer. Targets for compensation and benefit programs are generally set at the market median (i.e., 50th percentile). Benchmarking of peer group data is just one element considered in setting levels of named executive officer compensation. Corporate performance, individual performance, changes in the executive officer’s roles and responsibilities, internal equity, employee retention and motivation, among other factors, are also carefully considered. Other elements of the named executive officer compensation and benefits package are reviewed by the compensation committee on an annual basis to monitor the competitiveness and cost-effectiveness of the programs.

Elements of the Company’s Compensation Program

Set forth below are the elements of compensation for the named executive officers, along with the rationale for why we pay each element, how we determine the amount of each element, and the impact of the accounting and tax treatment of each element, to the extent relevant. Our named executive officers for the fiscal year ended December 31, 2008 include James V. Mazzo, Chairman of the Board of Directors and Chief Executive Officer, Michael J. Lambert, Executive Vice President and Chief Financial Officer, C. Russell Trenary III, Executive Vice President, Global Public Policy and Regulatory Affairs through December 31, 2008, Douglas H. Post, Executive Vice President and President, Operations and Customer Services through December 31, 2008, and Jane E. Rady, Executive Vice President, Strategy and Corporate Development through December 31, 2008.

Base Salary. Base salaries are generally targeted at or near the market median. The market is defined as the peer group. It is expected that in return for base salaries the executives should deliver a threshold level of performance. Annual adjustments to base salary are made to adjust for inflation, and deviations from our corporate target salary increase amounts are made primarily on the basis of individual performance in the prior year, the responsibilities assumed by the officer, and market data for similar positions at comparator companies in the peer group. The primary purpose of this element of compensation is to maintain a competitive level of base salary compared to the market.

Annual Management Incentive. Annually, the compensation committee reviews management’s recommendation regarding funding triggers for the annual incentive plan and approves the funding mechanism for the year. The compensation committee considers the rationale for the funding objectives and their link to the elements of our business strategy that we believe will result in sustained stockholder growth. Offering an incentive plan that motivates the behaviors needed to support the accomplishment of the business strategy is the key rationale for the Company’s program.

The annual incentive program for all named executive officers is structured to preserve the tax deductibility of payments under the program. As such, targets have been established and expressed in dollars, which, if funded based solely on performance, are the maximum amounts payable under the program. The compensation committee may then use “negative discretion” to reduce the payment based on performance results (corporate, business unit or individual) against pre-established objectives. By setting a high amount which can then be reduced, we are advised that our plan meets the requirements of Section 162(m) of the Internal Revenue Code of 1986 (“Code”). A reduction from the maximum amount is not necessarily a negative reflection on performance.

Stock Incentives. The Company awards a combination of stock options, restricted stock units and performance vested restricted stock units to our named executive officers. Stock options and restricted stock units, along with base salary and short-term management incentives, are targeted at the market median. 2008 performance vested restricted stock units were designed to award additional compensation if our company exceeded specified stock price targets. In addition, we offer an employee stock purchase program to all employees of the Company.

The stock option and restricted stock unit awards are designed to align the interests of the executives with those of the stockholders and to maintain a competitive total compensation program for retention purposes. The 2008 performance vested restricted stock units were designed to further align the interests of the executives with those of the stockholders from the perspective that if the stockholders realize above average value, the executives receive additional compensation. All of these programs are designed to comply with Section 162(m) of the Code to the fullest extent possible and have been approved by the Company’s stockholders.

Stock Options. We allocate a majority of our stock-based incentives in stock options. We believe that stock options provide the best alignment of the interests of our executives with stockholder interests as compensation is only earned if stockholder value is increased. Our stock options also provide for a retention incentive through a four-year vesting schedule. And, through the implementation of our executive stock ownership guidelines, discussed in more detail below, we encourage our executives to maintain their stock options, or hold Shares acquired upon exercise of stock options, on a long-term basis.

Restricted Stock Unit Awards. The Company also issues restricted stock units to named executive officers as an effective means to encourage long-term ownership and long-term performance. These awards expose the executives to downside equity performance risk. These awards also provide an important retention incentive, as they are vested only after continued employment for a period of time, typically three years. We also include restricted stock units as an element of stock incentive compensation to control dilution and to responsibly utilize the Shares authorized under our incentive compensation plans. Restricted stock unit awards that are solely time vested may not be tax deductible under Section 162(m) of the Code.

Performance Awards. The combination of stock options and restricted stock unit awards, discussed above, is generally designed to provide long-term incentives at the market median for similar executives in the peer group. In 2008, we granted performance vested restricted stock units that were designed to reward performance up to the 75 th percentile, but only if certain stock price appreciation targets were achieved.

Employee Stock Purchase Plan. The Company offers an employee stock purchase program to executive and non-executive employees of the Company on the same terms and conditions, other than in certain countries where it is impractical for us to offer this benefit. Employees may purchase the Company stock twice a year, through payroll deductions, at a discount of 15% off the lower of the stock price on the first or last day of the six-month purchase period. Because the discount offered under the plan is more than 5%, we incur an expense associated with the program. However, we have maintained the program in its original design because we feel that it is an important tool for attracting and retaining key talent throughout the organization, and for encouraging employee investment in the long-term performance of the Company.

The compensation committee uses its judgment and evaluates each individual’s performance in the prior year, total compensation package, total vested and unvested equity incentives and other factors in considering the final amount of any award. Those awards may be above or below the targeted amounts, as the compensation committee deems appropriate. The Company feels that it is important to target total compensation at the market median in order to retain key talent. We also deem it crucial to motivate our executives to perform well above the median.

Each of our stock incentive programs results in a non-cash expense to the Company. We consider the expense implications of these incentives each time they are granted, and in aggregate with past grants and estimated future grants. We feel that the expense associated with the incentives is reasonable and appropriate. Moreover, we feel the benefit to the Company well exceeds this cost.

Retirement. Our named executive officers participate in our retirement programs on the same terms as all of our employees. In the United States, we offer a 401(k) plan, with company matching of 50% of the first 8% of employee contributions. We also offer a profit sharing contribution once a year based on a points system, combining points for age and years of service. Company contributions to the 401(k) plan may be limited in amount by Internal Revenue Service regulations. If this occurs, we make contributions of the amounts so limited to our non-qualified executive deferred compensation plan. Executives may also make elective pre-tax deferrals to the executive deferred compensation plan, but we do not guarantee any rate of return on the executives’ accounts. The executive deferrals and excess contributions are funded through a third party administrator and invested in the executives’ choices of investment vehicle. We offer retirement programs to our named executive officers and all of our employees in order to encourage savings for retirement and to remain competitive.

Health and Welfare Programs. The Company provides health and welfare benefits to its named executive officers that are identical to those provided to all regular full-time employees, including medical, dental, and disability insurance. In addition, each of the named executive officers is entitled to receive a comprehensive executive physical worth up to approximately $2,000, which is coordinated with our medical plan. We provide this benefit in order to encourage the proactive management of the executives’ health care and to provide an opportunity for early diagnosis and management of any health issues.

Perquisites. The named executive officers receive the following perquisites, which are fully taxable to the executive and deductible by the Company. We determine these amounts and the maximum amounts payable in consideration of practices at peer group companies, historical practice and custom, and evolving business needs. We also provide these benefits as a relatively inexpensive means to maintain competitiveness.

•

Transportation. A car and gas allowance totaling $11,000 per year is provided to each named executive officer, except for Mr. Lambert for whom the allowance totals $10,500. These benefits are provided in recognition of the need to have executive officers travel to visit customers, business partners and advisors and other stakeholders in order to fulfill their job responsibilities. This travel causes wear and tear on personal vehicles and increases fuel expenses. The car and gas allowance eases the administrative burden of tracking mileage and wear-and-tear each time travel occurs. Executives receiving these benefits are not eligible for additional mileage reimbursement for travel related to a personal vehicle.

•

Tax and Financial Planning. The Company provides to each named executive officer an opportunity for reimbursement of expenses related to tax and financial planning, up to a maximum amount of reimbursement of $13,000. We believe it is in the best interests of the Company for the officers to have professional assistance in managing their compensation, benefits and equity so that the officers focus their full attention on our business. Reimbursement covers the services of a professional financial planner, the costs of developing a will or trust, tax planning, tax return preparation and filing, and other related expenses. It does not include investment fees, tax penalties or other similar costs.

•

Life Insurance. The Company provides company-paid life insurance to all U.S.-based employees, but at a higher benefit level for our named executive officers. We offer this benefit to our employees to provide financial security to our employees’ families and/or beneficiaries. The insured amount for our named executive officers is $1.5 million, and this is purchased through our cost-effective group insurance program. At a low cost to the Company, we are able to provide an important benefit that is key to executive recruitment and retention.

•

Club Dues. We reimburse our named executive officers for the costs of membership in a private social or health club, up to a maximum amount of $19,500 for Mr. Mazzo, and $9,150 for Mr. Trenary, Ms. Rady and Mr. Post. Mr. Lambert does not receive this benefit, which has been discontinued for new officers. We provide this benefit to enable our officers to entertain business colleagues and business partners, and to provide a forum for the development of future business. This benefit includes health clubs in order to encourage executive health and fitness.

•

Spousal Travel. On a very limited basis, we may provide for the payment of spousal travel, as well as gross-up for the taxes associated with the imputed income to the executive for this benefit. This travel is only paid by the Company with the specific approval of the chief executive officer and has historically been associated with incentive award trips for the sales organization.

Employment Agreements. The Company has entered into employment agreements with each of our named executive officers other than Mr. Lambert. We entered into employment agreements with Messrs. Mazzo, Post, and Trenary and Ms. Rady, effective June 29, 2002 in connection with our spin-off from Allergan. At that time, the board of directors deemed the employment agreements necessary to the recruiting process for executives of the new company. The assurance offered by the employment agreements was deemed necessary and prudent to entice long-term Allergan employees (Mr. Mazzo) and those who were giving up positions or opportunities at other companies (Mr. Trenary and Ms. Rady) to join the Company, a new company with no history as an independent company. We entered into an employment agreement with Mr. Post in 2005, in connection with our acquisition of VISX, for which Mr. Post was President and Chief Operating Officer.

Each agreement has an initial term of three years and may be automatically extended for successive one-year terms unless either party to the agreement elects in writing not to extend the term. The agreements set forth the general principles of the executives’ compensation and benefits arrangements. Mr. Mazzo’s agreement also provides for his service as a director of the Company. Each year, our compensation committee reviews the prudence of maintaining the employment agreements in the context of the Company’s current business environment and all of the other benefits afforded the named executive officers. This review was most recently completed in May 2008. The compensation committee determined not to terminate any of the employment agreements with the named executive officers. This decision was based on the most recent performance reviews of the named executive officers, the importance of the continued roles played by the executives, and competitive market practice. New employment agreements with executives, or any amendments to the current agreements, require the approval of the compensation committee.

On July 31, 2008, we amended the employment agreements with our named executive officers in order (a) to amend the provisions with respect to bonus components of potential severance payments in order to preserve the Company’s corporate tax deductibility under Section 162(m) of the Code with respect to its annual management incentive program, (b) to provide for a six month delay in receiving severance payments if necessary to conform to new deferred compensation regulations, and (c) to reflect the current titles and base salaries of such officers.

The following is a summary of the key terms of the employment agreements, which generally follow the same form. Unless otherwise noted, the following summary applies to all four employment agreements.

The agreements provide for a minimum level of base salary, with the actual rate of base salary subject to change annually above that minimum rate in the discretion of the compensation committee. The agreements also provide that the executive is eligible to participate in annual incentive, stock option and other equity award programs that are generally available to similarly situated executives of the Company. The agreements do not require any minimum level of annual incentive payments or participation in any stock option or equity-based plans. The agreements also entitle the executives to participate in or receive the benefits and perquisites as are generally provided from time to time to similarly situated executives. The agreements do not guarantee the continuation of any plan or benefit, other than an assurance of office support and reimbursement of business expenses. The agreements similarly entitle the executive to receive paid vacation only in accordance with then current Company policies and practices, with no guaranteed levels of the benefit.

The compensation committee has determined that an assurance of a minimum level of base salary is prudent for retention of key talent. No other specific assurances were deemed necessary, and none were given in the agreements, in order to preserve full flexibility for the compensation committee to change benefits or incentives from time to time.

The employment agreements provide for payments in certain situations when employment is terminated. Additionally, as a condition to Parent’s willingness to enter into the Merger Agreement, Mr. Mazzo has agreed to enter into a new employment agreement with Parent and the Company. The terms of the Mazzo Agreement are contingent upon and become effective at the Effective Time (as defined in the Merger Agreement). Please see the section entitled “Potential Payments Upon Termination or Change-In-Control” under Item 11.

The existing employment agreements provide protection to the executives for their lawful acts while officers of the Company. The agreements cover the indemnification of the executives for legal claims or proceedings filed against the executives because of their status as an officer, to the extent permitted under California law. The agreements further require the Company to maintain director and officer insurance. We believe it is fair to protect our executives for their lawful acts and to avoid the distraction of personal liability associated with their work. Any fraud or illegal conduct by the executive generally would not be covered under these provisions.

Other than the named executive officers, we have employment agreements with Aimee S. Weisner, Executive Vice President, Administration and Secretary, and Richard A. Meier, President and Chief Operating Officer. These agreements, entered into at the time of our spin-off, provide for their positions as officers and have the same standard terms as described for our named executive officers.

As previously disclosed, on November 14, 2008, the Company notified Messrs. Post and Trenary and Ms. Rady that their employment would be terminated in connection with the workforce reduction approved by the board of directors on November 14, 2008. In connection with these terminations, these officers’ respective employments terminated on December 31, 2008. Under the Severance and General Release Agreements between the Company and each of Messrs. Post and Trenary and Ms. Rady (collectively, the “Severance and General Release Agreements”), severance will be paid as if the officers were terminated without cause in accordance with the terms of their employment agreements.

Indemnity Agreements. We have entered into indemnity agreements with each of the named executive officers. These agreements define the indemnification of the officers set forth in our Certificate of Incorporation and under Delaware law. They generally cover claims arising from actions taken by the executive in his or her capacity as an officer or director. No indemnification is provided where the officer has gained a personal profit or advantage to which he was not legally entitled, for any claim for accounting of profits made from the purchase or sale of our stock, or for any claim based on the executive’s knowing fraudulent, deliberately dishonest or willful misconduct. In addition, no indemnity is provided where it is prohibited by law. We believe the indemnity agreements, which are prevalent for public companies, afford important and necessary protection for executives who assume obligations, and expose themselves to personal liability and expense, by serving as an officer of a public company. We believe that the named executive officers would not agree to continue in their current positions without the protections afforded by the indemnity agreements.

Terms of Employment for Mr. Lambert. The Company’s offer letter to Mr. Lambert, dated September 25, 2007, set forth certain terms of his employment with the Company. The Company does not have an employment agreement with Mr. Lambert. The letter outlines perquisites provided to Mr. Lambert. Finally, the letter sets forth severance arrangements, which are discussed in the section entitled “Potential Payments upon Termination or Change-in-Control” under Item 11.

On July 31, 2008 and August 4, 2008, we entered into an amended and restated change in control agreement and amended the severance arrangements with Mr. Lambert pursuant to the offer letter, respectively, to conform to the July 31, 2008 employment agreement amendments discussed above.

Interrelationship of Compensation Elements

The policy for allocation between long-term and currently paid out compensation is to attempt to strike an appropriate balance between the focus on short-term operational goals and longer-term strategic goals. The proportions of base salary, annual incentives and long-term incentives vary among the named executive officers depending on their levels of responsibility, but generally a significant amount of pay for executive officers is composed of long-term, at-risk pay to focus management on the long-term success of the Company. Our chief executive officer has the greatest amount of pay at risk.

Our policy for allocating between cash and non-cash compensation is to heavily weight our long-term incentives in the form of non-cash awards. We have chosen non-cash awards as a means to link the compensation directly to longer-term stockholder value. Base salary is earned for performing basic job responsibilities. Annual cash incentives are designed to focus executives on shorter-term but crucial operational and strategic objectives. Our philosophy regarding the differentiation among different forms of non-cash compensation is discussed above, but in general our primary vehicle for non-cash compensation is stock options due to their direct link to growth in stockholder value.

Each year, our compensation committee reviews an inventory of all elements of executive compensation in order to maintain an understanding of the proportions of each of these elements in our overall compensation program. We consider prior compensation in setting other elements of compensation. We provide our equity incentive awards primarily to incentivize future performance, and therefore the amounts of prior equity grants are just one element considered in the incentive grant process.

Timing of Incentive Awards

Our incentive awards for named executive officers are considered annually. Annual cash incentive targets are established in February of each year. Historically, our long-term incentive awards have been awarded on the date of our annual stockholder meeting in May. This has been the same date of the annual grant to all employees eligible for stock incentive awards. Our compensation committee decides the timing of all incentive awards issued to the named executive officers and could elect to deviate from this practice if deemed appropriate. We do not have any program, plan or practice to time option grants to our executives in coordination with the release of material non-public information. Grants of stock incentive awards to new executives are not made in coordination with the release of material non-public information, but are instead granted on the later to occur of the first date of employment or the approval of the compensation committee, or full board of directors, if applicable. We have not timed, and do not plan to time, the release of material non-public information for the purpose of intentionally affecting the value of executive compensation.

Incentive awards with performance terms or performance vesting are generally awarded at the compensation committee’s first meeting of the year in order to establish performance terms early in the performance cycle and to comply with the requirements of Section 162(m) of the Code. Again, these grants are not made in coordination with the release of material, non-public information but are instead granted on the date of the regular meeting approving the grant.

Consideration of Corporate Performance

In setting compensation policies and making compensation decisions, our compensation committee considers measures of corporate performance. Corporate performance is an element of each named executive officer’s annual review of base salary and annual equity incentive grants. Corporate performance is the primary funding mechanism for our management incentive program and for our performance awards.

Our annual management incentive plan (known formally as the 2002 Bonus Plan) lists several measures that the compensation committee may choose from in establishing a funding target for the management incentive payment, either alone or in any combination, and measured either on an absolute basis, on a relative basis against one or more pre-established targets, peer group performance, or past company performance, as the compensation committee, in its sole discretion, determines. These measures include revenue (sales), cash flow, earnings per Share (including earnings before interest, taxes and amortization), return on equity, total stockholder return, return on capital, return on assets or net assets, income or net income, operating income or net operating income, operating profit or net operating profit, operating margin, and market share.

Our 2008 performance awards vest based on the achievement of pre-established stock price targets over a three-year period.

Consideration of Individual Performance

The following forms of compensation are structured and implemented to reflect a named executive officer’s individual performance and contribution to our corporate performance:

•

Base Salary. An important element of the annual review of each executive’s performance measures the executive’s individual attainment of objectives and the individual’s contribution to corporate performance.

•

Annual Management Incentive. As discussed above, corporate performance determines the funding of our annual management incentive program. The incentive award for each individual named executive officer is then determined by applying “negative discretion” to the maximum payment amount, based on achievement of individual and business unit performance objectives. If there is no funding for the annual incentive plan, discretionary bonuses may be awarded upon approval of the compensation committee.

•

Stock Incentives. The annual review of individual executive performance is an important factor in determining the amount of stock incentives awarded to our named executive officers. Stock incentives are, however, primarily a tool for us to incentivize future performance. Therefore, future potential, retention and motivation are the primary considerations.

Stock Ownership Guidelines

In January 2003 the Company adopted, and in September 2004 revised, stock ownership guidelines for the executive officers. We ask each of our executive officers to own, at least, a number of Shares having a value computed as follows:

•	Chief Executive Officer, 5 times base salary

•	President, Executive Vice Presidents and Corporate Vice Presidents, 3 times base salary

•	Senior Vice Presidents, 2 times base salary

For purposes of this calculation, we include the equivalent share value of vested, in-the-money stock options (net of tax and exercise price) and the value of restricted stock and restricted stock units. Executives are expected to meet these guidelines within five years of becoming an officer.

Analysis of Named Executive Officer Compensation

The compensation committee considered the factors described below in making its compensation decisions for each of our named executive officers.

Base Salary. The compensation committee increased salaries for the Company’s named executive officers an average of 4.9% in February 2008. The committee starts with the corporate target adjustment for the year (4% in 2008), and adjusts from that number based on the following factors: performance assessment (which for each named executive officer includes multiple factors based on objectives for corporate performance, business unit performance, and individual qualitative measures), market data, promotions or changes in job responsibilities, and internal equity considerations. Overall performance is then assessed as not meeting expectations, meeting expectations or exceeding expectations. Generally base salary adjustments are decreased from the budgeted adjustment for not meeting expectations, and may be increased above the targeted adjustment for performance that meets or exceeds expectations. 2008 salary adjustments reflect consideration of 2007 individual performance. For 2007, the compensation committee determined that all of the named executive officers met or exceeded expectations with respect to their overall objectives, and individual performance did not materially impact base salary increases in 2008. The following are the adjustments made by the committee to base salary for 2008 and the primary factors considered: Mr. Mazzo (4.2% increase in line with budget, market data and internal equity considerations); Mr. Lambert (6.7% increase negotiated upon hiring); Mr. Trenary (3.9%, adjusted due to change in role), Mr. Post (5.7% increase above budgeted amounts to better align with market median); and Ms. Rady (4% increase at budget).

Annual Management Incentive. The compensation committee identified all of the named executive officers as “162(m) Participants” under our bonus plan and set forth performance objectives as follows: provided that the corporation achieved adjusted operating income (excluding the impact of the charges or write-offs associated with acquisitions, reorganizations or recapitalizations, unrealized gains or losses on derivative instruments and other one-time charges) of at least $187 million or revenue of at least $1,173 million in 2008, the compensation committee established target awards for 2008 as follows: Mr. Mazzo ($1,500,000), Mr. Lambert ($400,000), Mr. Post ($500,000), Mr. Trenary ($500,000) and Ms. Rady ($350,000). These “targets” are the maximum amounts payable under the program in order to comply with the requirements of Section 162(m) of the Code. The compensation committee retained the discretion to decrease the incentive awards below the target award level. 2008 management incentives were paid to Messrs. Post and Trenary and Ms. Rady in connection with their terminations of employment according to the terms of their employment agreements.

On February 19, 2009, the compensation committee determined that with reported revenue of $1,185 million in 2008, the performance criteria for the annual management incentives were satisfied. The compensation committee then applied discretion to reduce the amounts paid to Messrs. Mazzo and Lambert from the maximum amounts set forth above to $775,000 and $180,000, respectively. In applying this discretion, the compensation committee considered corporate financial performance, favorable market shares trends, key milestones during the year, and an analysis of performance to individual performance objectives established at the beginning of 2008.

Total Cash Compensation. In considering bonus awards for each named executive officer, the committee reviews the relationship of each named executive officer’s total cash compensation to Mr. Mazzo’s total cash compensation, and then compares it to the relationship of the benchmark data for each named executive officer to the Chief Executive Officer benchmark. The committee assesses the relative value of the person and position within the Company compared to the market data and used this assessment as another input to their decision making process for establishing total cash compensation opportunities for the named executive officers.

Stock Incentives. In May 2008, our compensation committee awarded stock-based incentive compensation to the named executive officers. These awards consisted of stock options and restricted stock units. On average, stock options represented 95% of the value of the stock-based awards with the remainder (5%) awarded in restricted stock units. The total value of the awards was generally targeted at relevant peers for each executive at the market median of our peer group, but were adjusted based on relevant factors such as internal equity analysis, individual performance and potential, and overall goals for motivation and retention. Application of the committee’s judgment resulted in the awards as shown in the section entitled “2008 Grants of Plan-Based Awards” under Item 11. Mr. Mazzo’s and Mr. Lambert’s stock incentives were granted at the targeted market median value, after concluding such amounts were appropriate in light of individual performance at or above expectations, internal equity, and total direct compensation at the market median. Mr. Trenary and Ms. Rady received higher than targeted awards to account for internal equity disparities and reflecting individual performance at or above expectations. Mr. Post’s stock incentives were granted slightly below the targeted amount, again reflecting considerations of internal equity and total compensation.

In February 2008, the compensation committee granted performance-vested restricted stock units to the named executive officers. The number of units granted to each executive was determined based on the difference between the maximum payout of the award at the 75th percentile long-term incentive benchmark and the market median long-term incentive benchmark. This difference was then divided by the fair market value of the common stock on the date of the grant. These units will vest upon the achievement of specified stock price targets. At the Acceptance Time, each unvested restricted stock unit awarded under any of the Company’s incentive plans will vest in full and be settled for Shares in accordance with the terms of the applicable incentive compensation plan of the Company.

In May 2007, Mr. Post received a grant of 2,000 performance vested restricted stock units. Performance conditions included key metrics associated with the integration and performance of the acquired IntraLase business. These metrics included laser placements, procedure sales, upgrades, selling prices, new product launches and employee turnover. In February 2008, the compensation committee determined that 89.7% of the metrics were attained and approved the vesting of 1,794 of Mr. Post’s units, subject to his continued employment through May 2010.

Total Direct Compensation. In 2008, our compensation committee reviewed an inventory of all elements of executive compensation, including perquisites, retirement plans, benefits, employment agreements and severance arrangements, and their costs to the Company. The compensation committee concluded that the Company’s compensation program is currently reasonable and in the best interests of the Company’s stockholders.

Voluntary Stock Option Cancellation. On December 10, 2008, 50 members of our senior management voluntarily forfeited an aggregate of 785,730 stock options (both vested and unvested) having exercise prices of greater than $40 per Share. Included in this amount were 289,200 stock options held by Mr. Mazzo (128,000 exercisable at $45.26 and 161,200 exercisable at $42.55 per Share). This action was initiated by our management to reduce future expense (2009 and beyond) associated with the initial grant of such stock options in light of the fact that these options may not deliver compensation to the executives that is equivalent to the expense of the grant, which will burden the Company’s income statement over the next two to three years, and to more efficiently utilize Shares authorized under our equity compensation plans to meet the plans’ purposes to attract, motivate and retain key talent. The individuals who forfeited options, including Mr. Mazzo, received nothing in return, and were promised nothing in return, such as future equity grants to replace the forfeited options. No new equity grants have been made to members of our senior management since May 2008, and the Company has no plans to vary its equity grant practices as a result of this forfeiture. Moreover, we currently do not intend to utilize any of the forfeited options for future grants to executive officers.

Compensation Committee Report

The organization, compensation and corporate governance committee of the board of directors of the Company issues the following report for inclusion in the Company’s annual report on Form 10-K.

1. The committee has reviewed and discussed the Compensation Discussion and Analysis with management.

2 Based on this review and discussion, the committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

The Organization, Compensation and Corporate Governance Committee:

Michael A. Mussallem, Chairman Christopher G. Chavez James O. Rollans

Summary Compensation Table

The individuals named in the following tables are described elsewhere in this annual report on Form 10-K as the “named executive officers,” and they include the company’s principal executive officer, principal financial officer, and the three other most highly compensated executive officers of the Company for 2008.

It is important to note that the amounts represented in the “Total” column were not entirely earned in the years represented, and portions of those amounts may never be earned. The amounts represented in the columns entitled “Stock Awards” and “Option Awards” represent the accounting valuation of these awards. The amounts do not necessarily represent the value the executive may actually receive; the value could be substantially less (even zero) or more than the amounts represented.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
James V. Mazzo,	2008	801,231	N/A	704,458	4,160,959	(4)	775,000	193,536	6,635,284
Chairman and Chief	2007	769,269	550,000	330,437	1,814,314		N/A	195,442	3,659,462
Executive Officer	2006	684,865	N/A	112,647	2,123,838		357,500	163,382	3,442,232

C. Russell Trenary III,	2008	498,475	N/A	308,522	1,756,152	(5)	228,000	68,012	2,859,161
formerly Executive Vice	2007	378,784	146,400	117,134	534,575		N/A	66,410	1,243,303
President, Global Public Policy and Regulatory Affairs	2006	341,538	94,875	31,242	580,285		N/A	61,304	1,109,246

Douglas H. Post,	2008	459,315	N/A	390,290	2,043,911	(6)	228,000	104,860	3,226,165
formerly Executive Vice	2007	364,060	155,000	128,453	437,769		N/A	95,204	1,180,486
President and President, Operations and Customer Services	2006	337,773	93,000	33,266	343,694		N/A	55,370	863,103

Michael J. Lambert,	2008	397,115	N/A	85,982	287,173		180,000	28,614	978,884
Executive Vice President and	2007	72,115	187,500	11,038	31,953		N/A	3,399	306,005
Chief Financial Officer	2006	—	—	—	—		—	—	—

Jane E. Rady,	2008	419,284	N/A	231,992	1,236,777	(7)	154,080	68,364	2,110,497
formerly Executive Vice	2007	327,562	100,000	101,263	442,674		N/A	51,474	1,016,643
President, Strategy and Corporate Development	2006	312,738	71,000	22,881	577,517		N/A	50,462	1,034,598

(1)	The amounts shown include cash compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers. In 2008, the following amounts were paid to the named executive officers in lieu of accrued vacation and are reflected under “Salary” above: Mr. Mazzo—$29,808; Mr. Trenary—$14,615; and Ms. Rady—$13,169. Also included in “Salary” are the following amounts paid to the named executive officers upon termination in compensation for accrued vacation: Mr. Trenary—$93,817; Mr. Post—$69,777; and Ms. Rady—$53,385.
(2)	Amounts shown in this column reflect our accounting expense for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). This column represents the dollar amount recognized for financial statement reporting purposes with respect to the applicable fiscal year for the fair value of stock options, restricted stock and restricted stock units granted to the officers. The fair values were estimated in accordance with FAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. In determining fair value, the Company considers:

•	Valuation Method—The Company estimates the fair value of stock options granted and ESPP purchase rights using the Black-Scholes option-pricing model and a single option award approach.

•

Expected Term—The expected term represents the period the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

•

Expected Volatility—The computation of expected volatility is based on a combination of historical and market-based implied volatility. Implied volatility is based on publicly traded options of the Company’s common stock with a term of one year or greater.

•

Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term.

•	Expected Dividend—No dividends are expected to be paid.

•	Estimated Forfeitures—When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.

The fair value of the Company’s stock-based compensation granted to employees for the year ended December 31, 2008 was estimated using the following weighted-average assumptions:

	Stock Options	Employee Stock Purchase Plans
Expected life in years	7.0	0.5
Expected volatility	31%	89%
Risk-free interest rate	4%	0%
Expected dividends	—	—

(3)	“All Other Compensation” for 2008 in the foregoing Summary Compensation Table is composed of Company contributions to our qualified and non-qualified retirement plans and the cost of term life insurance, as well as perquisites paid to a named executive officer. The following table sets forth all such compensation paid in 2008 to the named executive officers.

Nature of All Other Compensation	Mr. Mazzo	Mr. Trenary	Mr. Post	Mr. Lambert	Ms. Rady
Retirement	$140,779	$36,491	$64,573	$9,914	$42,484
Insurance	4,140	4,140	7,740	1,800	11,880
Perquisites:
Executive club dues	10,775	2,099	5,935	—	—
Tax preparation and financial planning	13,000	440	1,770	6,400	3,000
Transportation allowance	11,000	11,000	11,000	10,500	11,000
Spousal travel	9,350	9,350	9,350	—	—
Tax gross up, spouse travel	4,492	4,492	4,492	—	—
Total	$193,536	$68,012	$104,860	$28,614	$68,364

(4)	Includes $2,157,196 in expense incurred in 2008 associated with the voluntary forfeiture of 289,200 stock options held by Mr. Mazzo (128,000 exercisable at $45.26 and 161,200 exercisable at $42.55 per share). See “Compensation Discussion and Analysis” for additional information on the Company’s senior management stock option forfeiture program. See “Outstanding Equity Awards at Fiscal Year End 2008.”
(5)	Includes $1,264,815 in expense incurred in 2008 associated with the acceleration of vesting of stock options held by Mr. Trenary, according to the terms of the Company’s incentive compensation plans, as a result of the termination of Mr. Trenary’s employment agreement as part of the Company’s 2008 reduction in force.
(6)	Includes $1,534,682 in expense incurred in 2008 associated with the acceleration of vesting of stock options held by Mr. Post, according to the terms of the Company’s incentive compensation plans, as a result of the termination of Mr. Post’s employment agreement as part of the Company’s 2008 reduction in force.

(7)	Includes $876,574 in expense incurred in 2008 associated with the acceleration of vesting of stock options held by Ms. Rady, according to the terms of the Company’s incentive compensation plans, as a result of the termination of Ms. Rady’s employment agreement as part of the Company’s 2008 reduction in force.

Grants of Plan-Based Awards

2008 GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)	Estimated Future Payouts Under Equity Incentive Plan Awards(2)		All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Closing Market Price on Grant Date ($/sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)
		Target ($)	Target (#)	Maximum (#)	Stock or Units (#)
James V. Mazzo	2/11/08	1,500,000
	2/11/08		30,000	30,000					342,600
	5/29/08					326,200	22.94	24.06	3,014,088

Jane E. Rady	2/11/08	350,000
	2/11/08		3,100	3,100					35,402
	5/29/08					35,000	22.94	24.06	323,400
	5/29/08				1,350				30,969

C. Russell Trenary III	2/11/08	500,000
	2/11/08		2,600	2,600					29,692
	5/29/08					50,000	22.94	24.06	462,000

Douglas H. Post	2/11/08	500,000
	2/11/08		4,100	4,100					46,822
	5/29/08					85,000	22.94	24.06	785,400
	5/29/08				3,000				68,820

Michael J. Lambert	2/11/08	400,000
	2/11/08		4,000	4,000					45,680
	5/29/08					100,000	22.94	24.06	924,000
	5/29/08				4,450				102,083

(1)	This amount represents the maximum and target non-equity incentive plan opportunity under the 2008 management incentive program, subject to negative discretion by our compensation committee. Actual amounts paid to the named executive officers are reflected in the “Summary Compensation Table” as “Non-Equity Incentive Plan Compensation.” No threshold amount is expressed because our named executive officers are not guaranteed any level of payment.
(2)	These amounts represent the maximum face value of performance vested restricted stock units that could vest. No threshold amount is expressed because we do not guarantee any level of vesting.
(3)	Our equity plans define “fair market value” as the closing price on the trading day prior to the grant date.

All February equity awards in the foregoing table were made under our 2005 Incentive Compensation Plan, other than the award to Mr. Lambert, which was made under our 2004 Stock Incentive Plan. All May equity awards were made under the 2004 Stock Incentive Plan. Our plans dictate that the exercise price for all stock options awarded under the plans be priced at the closing price on the trading day prior to the date of grant. In 2006 and 2007, this resulted in higher stock option exercise prices than would have been established based on the closing prices on the date of the grant. In 2008, this resulted in a lower stock option exercise price. The date of grant is coincident with the date of the compensation committee’s (or board of directors’) approval of the grant. The stock options awarded in 2008 vest 25% each year on the anniversary of the date of grant and have a term of 10 years from the date of grant.

All restricted Shares and units vest three years from the date of grant, which is coincident with the date of the compensation committee’s approval of the grant. Holders of restricted stock are entitled to receive dividends, if any, and are entitled to vote the restricted Shares. Holders of restricted stock units are not entitled to receive dividends or vote.

The performance awards issued in 2008 were in the form of performance vested restricted stock units, which vest in one-third increments upon achievement of $27, $35, and $45 stock price targets. At the Acceptance Time, each unvested restricted stock unit awarded under any of the Company’s incentive compensation plans will vest in full and be settled for Shares in accordance with the terms of the applicable incentive compensation plan of the Company.

Under our 2008 management incentive program, each of our named executive officers was designated as a “162(m) Participant,” with maximum bonus payments identified for each officer based on corporate performance of revenue and adjusted operating income. 2008 management incentives were paid to Messrs. Post and Trenary and Ms. Rady in connection with their terminations of employment according to the terms of their employment agreements. With respect to Messrs. Mazzo and Lambert, on February 19, 2009, the compensation committee determined that with reported revenue of $1,185 million in 2008, the performance criteria for the annual management incentives were satisfied. The compensation committee then applied discretion to reduce the amounts paid to Messrs. Mazzo and Lambert from the maximum amounts to $775,000 and $180,000, respectively. In applying this discretion, the compensation committee considered corporate financial performance, favorable market shares trends, key milestones during the year, and an analysis of performance to individual performance objectives established at the beginning of 2008.

At its February 19, 2009 meeting, the compensation committee also established adjusted operating income (with 60% weighting) and revenue (with 40% weighting) as the performance criteria for funding the annual management incentive in 2009. Adjusted operating income excludes identified special charges. The amount paid to each participant depends on the level of performance achieved by the Company with respect to the performance criteria described above. No bonuses are paid below the threshold levels set for each of the performance criteria. At the threshold levels, 50% of the target amounts attributed to adjusted operating income and revenue are funded. At the target level for each criterion, 100% of the incentive is funded, and at the maximum level for each criterion, 200% of the incentive is funded. Once the total amount of bonus dollars is determined, the bonus dollars are allocated among the business units based on the performance of those business units against pre-established objectives. Individual awards for each named executive are then determined based on the performance of his or her business unit as well as performance against individual objectives. The compensation committee has the discretion to adjust the targets and to include or exclude extraordinary, unusual or non-recurring items in its assessment of the Company’s performance for the year.

Our stock incentive plans, by their terms, call for accelerated vesting of stock incentive awards for all participants in the event of a change in control, and for a limited term to exercise the options after termination of employment. Our employment agreements with the named executive officers (change in control agreement in the case of Mr. Lambert) provide for exercisability of stock options over their full term, even if the executive’s employment is terminated in connection with the change in control. The agreements do not guarantee that the named executive officers will receive any stock incentive grants or particular levels of cash incentives. The agreements do provide for minimum levels of base salary, which for each of the named executive officers is as follows: Mr. Mazzo—$775,000; Mr. Trenary—$380,000; Mr. Post—$380,000; and Ms. Rady—$342,400. See the section entitled “Compensation Discussion and Analysis” under Item 11.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2008

								Stock Awards
	Option Awards										Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
James V. Mazzo	240,000	(1)			8.99	7/29/12
	120,000	(1)			13.85	4/29/13
	200,000	(1)			33.72	5/20/14
	138,750	(1)	46,250	(1)(2)	38.20	5/26/15
			326,200	(3)	22.94	5/29/18
								12,800	(4)	84,608
								15,800	(5)	104,438
											25,800	(6)	170,538
											30,000	(7)	198,300

C. Russell Trenary III	57,000				8.99	5/23/09
	30,000				13.85	5/23/09
	50,000				33.72	5/23/09
	50,000				38.20	5/23/09
	39,000				45.26	5/23/09
	55,900				42.55	5/23/09
	50,000				22.94	5/23/09

Douglas H. Post	5,250				40.20		(11)
	535				24.54		(11)
	4,723				23.58		(11)
	2,174				34.46		(11)
	2,007				30.73		(11)
	14,017				40.20		(11)
	12,309				24.51		(11)
	35,417				23.58		(11)
	94,163				34.45		(11)
	46,161				30.73		(11)
	45,000				38.50	2/23/12
	38,000				45.26	2/23/12
	55,900				42.55	2/23/12
	85,000				22.94	2/23/12

Michael J. Lambert	12,500		37,500	(8)	31.02	10/15/17
								5,000	(9)	33,050
								4,450	(10)	29,415
											4,000	(7)	26,440
			100,000		22.94	5/29/18

Jane E. Rady	30,000				8.99	2/23/12
	35,000				13.85	2/23/12
	60,000				33.72	2/23/12
	45,000				38.20	2/23/12
	29,000				45.26	2/23/12
	36,500				42.55	2/23/12
	35,000				22.94	2/23/12

(1)	Stock option transferred to executive’s family trust for no value.
(2)	Stock options vest on May 26, 2009.
(3)	81,550 stock options vest on each of May 29, 2009, May 29, 2010, May 29, 2011 and May 29, 2012.
(4)	Restricted stock units vest on May 24, 2009.
(5)	Restricted stock units vest on May 21, 2010.
(6)

Maximum number, and 12/31/08 value of, performance vested restricted stock units, which will vest pro rata, if at all, based on our total stockholder return. Vesting begins if the total stockholder return, as compared to an identified peer group, is positive and exceeds the 50th percentile. Maximum vesting is at the 75th percentile.

(7)	Maximum number, and 12/31/08 value, of performance vested restricted stock units, which will vest pro rata, if at all, based on achievement of specified stock price targets.
(8)	12,500 stock options vest on each of October 15, 2009, October 15, 2010 and October 15, 2011.
(9)	Restricted stock units vest on October 15, 2010.
(10)	Restricted stock units vest on May 29, 2011.
(11)	Options will expire three months after termination of Mr. Post’s consulting agreement, which currently terminates on December 31, 2009, but may be extended by mutual agreement.

Option Exercises and Stock Vested

2008 OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding options exercised and vested, respectively, during 2008 for the persons named in the Summary Compensation Table.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
James V. Mazzo	—	—	—		—
C. Russell Trenary III	1,000	15,212	11,984	(1)	75,379
Douglas H. Post	—	—	14,600	(1)	91,834
Michael J. Lambert	—	—	—		—
Jane E. Rady	—	—	8,971	(1)	56,428

(1)	In connection with the termination of their respective employment agreements at December 31, 2008, restricted stock units held by Messrs. Trenary and Post and Ms. Rady vested on a pro-rated basis in accordance with their terms.

Nonqualified Deferred Compensation

2008 NONQUALIFIED DEFERRED COMPENSATION

Name(1)	Plan	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE($)
James V. Mazzo	Executive Deferred Compensation Plan	—	—	(34,117)	—	552,807	(3)

	2005 Executive Deferred Compensation Plan	—	111,278	(19,390)	—	332,798

C. Russell Trenary III	Executive Deferred Compensation Plan	—	—	624	—	26,305

	2005 Executive Deferred Compensation Plan	—	13,991	1,048	—	49,589

Douglas H. Post	Executive Deferred Compensation Plan	—	—	—	—	—

	2005 Executive Deferred Compensation Plan	177,500	33,542	(12,547)	—	438,316	(3)

Ms. Rady	Executive Deferred Compensation Plan	—	—	(3,633)	—	18,649

	2005 Executive Deferred Compensation Plan	—	15,621	(6,815)	—	35,166

(1)	Mr. Lambert has not participated in the plan.
(2)	Represents Company contributions of amounts that would have been contributed to the executive’s 401(k) Plan account if the executive had not deferred amounts under the deferred compensation plan and certain Code limitations did not apply.
(3)	Of these amounts, the following represent amounts reported in prior Summary Compensation Tables of the Company as “Salary” or “Bonus,” and aggregate amounts the executives deferred but could have taken in cash (including investment gains or losses on the amounts deferred):

	Amounts Previously Reported	Amounts Attributed to Executive Deferrals
Mr. Mazzo	152,423	204,007
Mr. Post	100,000	99,492

The foregoing tables include information on the Executive Deferred Compensation Plan implemented at the time of our spin-off in 2002 and our 2005 Executive Deferred Compensation Plan. The American Jobs Creation Act

of 2004 changed the federal income taxation of compensation deferred after December 31, 2004 under nonqualified deferred compensation plans such as ours. The changes made by the Act were intended to limit participant discretion in the timing of the payment of deferred compensation. Under the Act, pre-2005 plans, such as ours, were able to be “grandfathered” with their existing terms. Our board of directors determined that we would continue operating our original plan under its existing terms for amounts that had been deferred prior to December 31, 2004, and established a new deferred compensation plan, the Company’s 2005 Executive Deferred Compensation Plan, effective for amounts deferred after December 31, 2004.

The Company’s executive deferred compensation plans are nonqualified deferred compensation plans maintained for the benefit of eligible employees in the U.S. and Puerto Rico. The plans’ provisions and terms apply to our named executive officers in the same manner as applied to all eligible employees. Eligible employees are U.S. and Puerto Rico based employees who are in positions having a salary grade of 8E (director) or above or other executive or management positions approved by the committee. An employee eligible to participate in the 2005 plan generally may elect to defer up to 100% of his or her base salary and annual cash incentives (subject to a minimum deferral of $5,000) under the plan. Employee deferrals are limited to salary and annual cash incentives, and exclude deferral of gains from the exercise of employee stock options, commissions, sales bonuses, and other non-regular forms of compensation. The plan also provides that we will credit certain additional amounts to an eligible employee’s deferral account under the plan that would have been contributed to the employee’s account under the Advanced Medical Optics, Inc. 401(k) Plan, if such employee had not deferred amounts under the deferred compensation plan and certain Code limitations did not apply. Also, the Company may credit additional discretionary amounts to an eligible employee’s deferral account under the 2005 plan, but has not done so with respect to any of the named executive officers. All such amounts are credited to an eligible employee’s deferral account, which is maintained for bookkeeping purposes only.

An eligible employee’s deferral account, in either plan, represents an unfunded and unsecured right to receive distributions under the plan. An eligible employee has only the rights of a general creditor of the Company and has no right or interest in any asset of the Company or the trusts established in connection with the plans. An eligible employee may direct the investment of his or her deferral account in certain fund media, as may be selected from time to time by the plan administrator, and his or her deferral account will be credited with investment returns based on the income, gains, losses and expenses of such investment funds. Our plans do not guarantee any rate of return on these investments.

A participant in the plans may change his or her fund media elections electronically, via the plan website, or by contacting the third party administrator in writing or by telephone. Elections may be changed on a daily basis, without restriction. The fund media offered to participants in both plans, and their rates of return for 2008, are as follows:

Investment Choices	2008 Return
BlackRock Money Market—Class A	2.43%
PIMCO Total Return—Admin Class	4.36%
BlackRock Diversified—Class A	(25.13)%
FI Value Leaders—Class D	(39.28)%
Legg Mason Partners Variable Equity Index—Class I	(37.63)%
Janus Forty	(42.12)%
Third Avenue Small Cap Value—Class B	(30.14)%
Templeton Foreign Securities—Class 2	(40.65)%
AIM V.I. International Growth—Series I Shares	(40.63)%

An eligible employee will receive distributions from his or her deferral account upon retirement (defined as age 55 and a minimum of five years of service, or age 65 with a minimum of one year of service), termination of employment, or death (in which case the employee’s beneficiary receives the distribution), in cash in a lump sum or installments. An eligible employee may also receive in-service distributions. Participants make elections for distribution under the various circumstances described above each year, prior to any deferrals being made for that year, and only for the deferrals to be made in the following calendar year. These elections generally are irrevocable, except as provided for under the laws governing such plans. In the event that a participant retires who is determined to be a key employee, defined in the 2005 plan as a group limited to the top 50 compensated employees, the payment of their retirement benefits under the 2005 plan is delayed until the earlier of (a) six months after the termination of employment or (b) the death of the participant.

A participant may also make withdrawals due to financial hardship. Such withdrawals require approval of the administrative committee charged with oversight of the plans, and are limited to an amount necessary to address the financial hardship. In the event a participant makes a hardship withdrawal under the 2005 Plan, current year participation in the plan will be terminated, and future participation may be restricted.

The Company has established grantor trusts to which the Company will make contributions to assist it in meeting its obligations to provide plan benefits. However, plan participants have no title to, or interest in, any of the trusts’ assets. Participant interests in the plans remain, therefore, at risk.

Potential Payments Upon Termination or Change in Control

Employment and Retention Agreement. As a condition to Parent’s willingness to proceed with the transactions contemplated by the Merger Agreement and to ensure continuity in the operation of the Company’s business following the Effective Time, Parent required that Mr. James V. Mazzo, the Company’s Chairman and Chief Executive Officer, enter into a new employment and retention agreement (the “Mazzo Agreement”) with Parent and the Company. The terms of the Mazzo Agreement are contingent upon and become effective at the Effective Time.

Under the terms and conditions of the Mazzo Agreement, Mr. Mazzo will serve as Senior Vice President, President, AMO, and his initial base salary will be $775,000 (his current salary at the Company) and future salary increases will be based on merit according to overall performance and in line with Parent’s performance and merit criteria in accordance with other similarly situated officers of Parent. In lieu of the payments due to Mr. Mazzo under the change in control provisions of his existing employment agreement with the Company, Mr. Mazzo will be entitled to receive: (i) a lump sum cash payment equal to $2,325,000, plus an additional gross-up amount for taxes as contemplated under the Mazzo Agreement, at the Effective Time; and (ii) an additional lump sum cash payment equal to $2,325,000, plus an additional gross-up amount for taxes as contemplated under the Mazzo Agreement, if: (a) Mr. Mazzo remains an employee of Parent or the Company as of the six month anniversary of the Effective Time; (b) Mr. Mazzo’s employment is terminated by Parent or the Company prior to the six month anniversary of the Effective Time for any reason, other than as a result of a discharge for cause (as defined in his existing employment agreement with the Company); or (c) Mr. Mazzo’s employment is terminated by him prior to the six month anniversary of the Effective Time in a voluntary resignation for good reason (as defined in his existing employment agreement with the Company, except that a substantial diminution or adverse modification in his reporting relationship will not constitute good reason). Under the terms of Mr. Mazzo’s existing employment agreement, he would have been entitled to terminate his employment for good reason and to receive the foregoing benefits immediately following the Effective Time; however, he has agreed to amend such provisions at Parent’s request. In addition, under the terms of the Mazzo Agreement, Mr. Mazzo will be entitled to receive (i) an additional lump sum cash payment equal to $1,500,000, plus an additional gross-up amount, on the first anniversary of the Effective Time if Mr. Mazzo remains an employee of Parent or the Company; and (ii) an additional lump sum cash payment equal to $1,500,000, plus an additional gross-up amount, on the eighteen month anniversary of the Effective Time if Mr. Mazzo remains an employee of Parent or the Company at that time.

In addition, Mr. Mazzo will be eligible to participate in Parent’s performance incentive plan. Mr. Mazzo’s participation target will be 100% of his base salary in accordance with other similarly situated officers of Parent. As soon as practicable following the Effective Time, Mr. Mazzo will be awarded (i) 30,000 shares of restricted stock of Parent, which will vest ratably over three years and (ii) 20,000 shares of restricted stock of Parent, which will vest after eighteen months. These awards will not vest unless and until Mr. Mazzo is employed by the Company on the scheduled vesting date of such awards under the applicable award instrument.

The foregoing summary is qualified in its entirety by reference to the Mazzo Agreement, which is filed as Exhibit 10.4(c) to this annual report on Form 10-K and is incorporated herein by reference.

Employment and Change in Control Arrangements with the Company. As previously reported, the Company has entered into employment agreements with the following executive officers: Mr. Mazzo, Mr. Richard A. Meier, the Company’s President and Chief Operating Officer, Mr. C. Russell Trenary III, the Company’s former Executive Vice President, Global Public Policy and Regulatory Affairs, Mr. Douglas H. Post, the Company’s former Executive Vice President, Operations and Customer Services, Ms. Jane E. Rady, the Company’s former Executive Vice President, Strategy and Corporate Development, and Ms. Aimee S. Weisner, the Company’s Executive Vice President, Administration and Secretary. Except as noted below under “Change in Control Arrangements” and as described above under “Employment and Retention Agreement,” the employment agreements are the only arrangements the Company has with its executive officers to provide benefits upon termination or change in control that are not otherwise part of its employee benefit plans, which apply to all employees on the same terms. Below is a summary of the employment agreement terms with respect to termination of employment for Messrs. Mazzo, Meier, Trenary and Post, Ms. Rady and Ms. Weisner. Unless otherwise noted, the terms below apply to all such employment agreements. Except for the terms of his employment agreement with the Company relating to excise tax gross-ups, the terms of Mr. Mazzo’s existing employment agreement (as described below) will, at the Effective Time, be superseded by the terms of the Mazzo Agreement.

Severance Arrangements

Termination by the Company without Cause or by the Executive for Good Reason. In the event that the executive is terminated by the Company other than for “cause,” or if the executive terminates his employment for “good reason,” the executive will receive severance pay that includes: (i) a prorated portion of the executive’s annual incentive award paid out at target (effective July 1, 2009, if the executive is deemed to be a “covered employee” for purposes of Section 162(m) of the Code, the annual incentive award is similarly prorated but is instead based on actual corporate performance for the applicable performance year during which the termination occurred); (ii) a lump sum amount representing the executive’s unused accrued vacation time (at his or her base salary rate) through the date of termination; (iii) continued medical and other welfare plan coverage (upon the same terms as are generally applied from time to time for similarly situated executive employees) for the executive and his eligible dependents for twelve months following the date of such a termination; (iv) expenses incurred by the executive prior to the date of such a termination, to the extent that such expenses would otherwise be reimbursable under the agreement; and (v) a severance payment calculated by multiplying the executive’s “annual compensation” by two (three in the case of Mr. Mazzo).

For the purposes of this severance payment calculation, the executive’s “annual compensation” is defined as the sum of: (i) the higher of the executive’s then-current base salary or his highest annual salary within the five year period ending at the time of his or her termination; plus (ii) a management incentive plan increment, which is equal to the higher of 100% of his or her then-current annual target incentive award or the average of the two highest of the last five annual incentive awards paid by the Company to the executive. Effective July 1, 2009, if the executive is deemed to be a “covered employee” for purposes of the Code, the executive’s “annual compensation” is defined as the sum of: (i) the higher of the executive’s then-current base salary or highest annual salary within the five year period ending at the time of his or her termination; plus (ii) a management incentive plan increment, which is equal to the average of the two highest of the last five annual incentive awards paid by the Company to the executive.

The employment agreements define “cause” to include: (i) willful and continued refusal to comply with a lawful, written instruction of the board of directors, so long as the instruction is consistent with the scope and responsibilities of the executive’s position prior to termination; (ii) willful misconduct that results in a material financial loss to the Company or material injury to its public reputation; or (iii) conviction of any felony.

The employment agreements also define “good reason” to include: (i) a material reduction or material adverse change in the executive’s overall compensation; or (ii) a material change in duties, such “material change” defined as any substantial diminution or adverse modification in the executive’s overall position, responsibilities, or reporting relationship, or a transfer of job location to a site that is more than fifty miles away from the executive’s then-current place of employment. In order to have “good reason,” moreover, the executive, within sixty days of the occurrence of the applicable “good reason” event, must provide written notice to the Company in the form of a notice of resignation that, from the executive’s viewpoint, specifies the circumstances constituting grounds for such “good reason.” In such a case, the Company shall be afforded sixty days to establish, to the reasonable satisfaction of the executive, that the “good reason” circumstances cited in the notice of resignation were not present on the date of such notice of resignation or are no longer present, in which case the executive will not terminate the employment relationship.

Termination by the Company with Cause or by the Executive for other than Good Reason. If the executive’s employment is terminated by the Company with cause, or if the executive voluntarily resigns without good reason, the executive is entitled only to those elements of pay as are required by law, such as base pay through the date of termination, payment for unused accrued vacation, and reimbursable business expenses.

Termination as a Result of Death or Disability. In the event that an executive’s employment is terminated as a result of death or disability, the executive will receive severance pay that includes:

•

the executive’s base salary until, in the case of the executive’s death, the earlier of (i) twelve months after the date of the executive’s death and (ii) the last day of the term of the employment agreement and, in the case of the executive’s disability, the date the executive begins to receive benefits under the long term disability insurance, but in no event following twelve months after the date of termination;

•	a prorated portion of the executive’s targeted annual cash incentive;

•	an amount representing the executive’s unused accrued vacation time (at his or her base salary rate) through the date of termination; and

•	continued medical and other welfare plan coverage for the executive (in the case of his disability) and the executive’s eligible dependents for twelve months.

Disability is defined as the executive’s physical or mental disability or infirmity which, in the opinion of a competent physician selected by the board of directors, renders the executive unable to perform his duties under the employment agreement for more than 120 days during any 180-day period. The compensation committee has determined that benefits in the event of death and disability are important and prudent elements of the entire package provided to the executives as a means to provide financial security to the executive and his or her family in the unfortunate event of a death or disability. This feature also provides the company with a framework for addressing the replacement of a disabled executive.

Change in Control Arrangements

Termination in Connection with a Change in Control. The employment agreements for each of the foregoing executive officers contain change in control provisions. The Company also has separate change in control agreements with the following six executive officers who do not have employment agreements: Ms. Sheree L. Aronson, the Company’s Corporate Vice President, Corporate Communications, Investor Relations and Market Research, Dr. Leonard R. Borrmann, the Company’s Executive Vice President, Research and Development, Mr. Richard J. DeRisio, the Company’s Corporate Vice President, Global Public Policy and Regulatory Affairs, Mr. Robert F. Gallagher, the Company’s Senior Vice President, Chief Accounting Officer and Controller, Mr. Michael J. Lambert, the Company’s Executive Vice President and Chief Financial Officer, and Mr. Alan Waterhouse, the Company’s Corporate Vice President, Global Operations. Except as noted, the change in control arrangements described below apply to each of the foregoing executive officers to the same extent. With respect to Mr. Mazzo, at the Effective Time, the change in control provisions described below would no longer apply and Mr. Mazzo would be entitled to receive the benefits provided under the Mazzo Agreement (see “Employment and Retention Agreement” above).

Under the employment agreements with each of Messrs. Mazzo, Meier, Trenary and Post, Ms. Rady and Ms. Weisner, in the event the executive’s employment is terminated by the Company without cause or by the executive for good reason either 120 days prior to or within two years after a change in control event occurs, the employment agreements provide that the executive will receive a severance payment equal to three times “annual compensation” (using the same methods of calculation described above). The agreements also provide that all of the executive’s stock options, restricted stock awards, and incentive compensation awards that are outstanding at the time of such a termination will immediately become fully exercisable, payable, or free from restrictions, respectively. The applicable exercise period for any stock option or other award will continue for the length of the exercise period specified in the grant of the award as determined without regard to the executive’s termination of employment. The executive will also be permitted to (i) continue to participate (in the same way and at the same level) for three years following his termination in all of the Company’s employee benefit plans that were available to the executive before termination, including, but not limited to, group medical insurance, group dental insurance, group-term life insurance, disability insurance, automobile allowance, gasoline allowance, and a full allowance for club dues and tax and financial planning; and (ii) receive outplacement benefits of a type and duration generally provided to similarly situated executives.

In the cases of Messrs. DeRisio, Gallagher, Lambert and Waterhouse, Dr. Borrmann, and Ms. Aronson, if, subsequent to a change in control, the executive is terminated under a “qualifying termination” within two years after the date of such a change in control (or if the executive is terminated prior to and in anticipation of a change in control at the request of a third party), the change in control arrangements provide that the executive will receive a severance payment equal to two times “annual compensation.” For purposes of the change in control arrangements, “annual compensation” is generally defined in the same manner as set forth above under the employment agreements for the other executive officers. The change in control arrangements also provide that all of the executive’s stock options, restricted stock awards, and incentive compensation awards that are outstanding at the time of such termination will immediately become fully exercisable, payable, or free from restrictions, respectively. The applicable exercise period for any stock option or other award will continue for the length of the exercise period specified in the grant of the award as determined without regard to the executive’s termination of employment. The executive will also be permitted to continue to participate (in the same way and at the same level) for two years following his or her termination in all of the Company’s employee outplacement services programs and benefit plans that were available to the executive before the qualifying termination, including, but not limited to, group medical insurance, group dental insurance, group-term life insurance, disability insurance, automobile allowance, gasoline allowance, and other applicable perquisites. Messrs. DeRisio and Waterhouse must execute and not revoke a severance and general release agreement with the Company (or its successor) before receiving any of the above benefits upon a “qualifying termination” after a change in control.

In the cases of Messrs. DeRisio, Gallagher, Lambert and Waterhouse, Dr. Borrmann, and Ms. Aronson, a “qualifying termination” generally includes any termination other than (i) a termination for “cause,” (ii) a “voluntary termination,” or (iii) a termination as a result of death or disability. The change in control arrangements generally define “cause” to include: (i) willful and continued refusal to comply with a lawful, written instruction of the board of directors, so long as the instruction is consistent with the scope and responsibilities of the executive’s position prior to the change in control; (ii) dishonesty by the executive that results in a material financial loss to the Company or material injury to its public reputation; or (iii) conviction of any felony. A “voluntary termination” does not occur if, following a change in control, the executive’s overall compensation (in the cases of Messrs. DeRisio and Waterhouse, base compensation or target bonus compensation) is reduced or adversely modified in any material respect or the executive’s duties are materially changed and, subsequent to such reduction, modification, or change, the executive elects to terminate his or her employment with the Company. A “material change” in the executive’s duties includes any substantial diminution or adverse modification in the executive’s overall position, responsibilities, or reporting relationship, or, without the executive’s written consent, a transfer of job location to a site that is more than fifty miles away from the executive’s place of employment prior to the change in control. In the cases of Messrs. DeRisio and Waterhouse, in order to constitute a “qualifying termination,” the executive must provide notice to the Company of the applicable condition described above within ninety days of the initial existence of the condition, the Company must have failed to remedy the condition within thirty days of such notice, and the executive must make his resignation effective no later than thirty days after the end of the above thirty-day remedy period.

A “change in control” is defined in all of the above change in control arrangements and, in general, includes any event in which: (i) any person becomes the beneficial owner of twenty percent of the voting power of the outstanding stock of the Company without the approval of the board of directors (or thirty-three percent of such outstanding stock with approval of the board of directors); (ii) there is a change in the majority of the board of directors, if not approved by the incumbent board of directors members; (iii) there is the consummation of a merger, consolidation, or reorganization involving the Company, other than a transaction that satisfies both of the following conditions: (x) the voting stock of the Company represents at least fifty-five percent of the combined voting power of the surviving entity; and (y) no person is or becomes the beneficial owner of more than twenty percent of the combined voting power of the outstanding stock of the Company; or (iv) the stockholders approve a plan of complete liquidation or agree to sell or dispose of all or substantially all of the Company’s assets.

Excise Tax Gross-Up Payments Upon Termination in Connection with a Change in Control. In the event that any payment or benefit an executive receives pursuant to a change in control arrangement is deemed to constitute an “excess parachute payment” under Section 280G of the Code, the executive is entitled to an excise tax gross-up payment to the full extent of his or her corresponding excise tax liability. In the cases of Messrs. DeRisio and Waterhouse, however, the executive is entitled to receive a “greatest amount” excise tax cut-back, under which the executive will receive, on an after-tax basis, the greater of (i) the full amount of the payment or benefits provided to the executive, after deducting all applicable taxes or (ii) a reduced amount of payments and benefits, such that no amount of the payment or benefits shall be deemed to constitute an “excess parachute payment” under Section 280G of the Code.

Restrictive Covenants and Other Provisions.

The executives have agreed not to disclose confidential information of the Company to any other person or entity (for a period of five years following termination in the case of Messrs. Mazzo, Meier, Trenary and Post, Ms. Rady and Ms. Weisner) or to solicit any employees of the Company (for a period of two years following termination in the case of Messrs. Mazzo, Meier, Trenary and Post, Ms. Rady and Ms. Weisner, and for a period of one year following termination in the case of Messrs. DeRisio, Gallagher, Lambert and Waterhouse, Dr. Borrmann, and Ms. Aronson) following a termination of employment.

For Messrs. Mazzo, Meier, Trenary and Post, Ms. Rady and Ms. Weisner, a breach of these covenants entitles the Company to an injunction against the executives and may cause the executives to forfeit any benefits under their respective employment agreements, and the Company’s obligation to provide any payments under the employment agreements is expressly conditioned on the executive’s execution of a general release of claims against the Company.

Mr. Lambert

Mr. Lambert joined the Company in October 2007 as Executive Vice President and Chief Financial Officer. Mr. Lambert’s offer letter (the “Lambert Offer Letter”) includes a severance agreement that provides that, if Mr. Lambert is terminated for anything other than “cause,” he will receive a severance payment equal to twelve months of base pay, a prorated management bonus (determined as if all corporate targets were achieved and prorated for completed months of employment in the plan year, divided by twelve) (effective July 1, 2009, if Mr. Lambert is deemed to be a “covered employee” for purposes of Section 162(m) of the Code, the annual incentive award is similarly prorated but is instead based on actual corporate performance for the applicable performance year during which the termination occurred), and twelve months of health care benefit continuation. For this purpose, “cause” is defined as: (i) willful refusal to comply with a lawful, written instruction by the Company’s Chief Executive Officer or the board of directors, so long as the instruction is consistent with the scope and responsibilities of his position prior to termination; (ii) dishonesty that results in a material financial loss to the Company or material injury to its public reputation; or (iii) conviction of any felony involving an act of moral turpitude.

Severance and General Release Agreements with Messrs. Post and Trenary and Ms. Rady

On November 14, 2008, the Company notified Messrs. Post and Trenary and Ms. Rady that their employment would be terminated in connection with the workforce reduction approved by the board of directors on November 14, 2008. In connection with these terminations, these officers’ respective employments terminated on December 31, 2008. Under the Severance and General Release Agreements between the Company and each of Messrs. Post and Trenary and Ms. Rady, severance will be paid as if the officers were terminated without cause in accordance with the terms of their employment agreements.

Under the terms of the Severance and General Release Agreements, however, the change in control terms under each executive’s employment agreement regarding the effect of a change in control remain in effect for 120 days following the effective date of their respective terminations. Because a change in control may occur within the 120 day period after December 31, 2008, each of Messrs. Post and Trenary and Ms. Rady may be entitled to change in control benefits in addition to the severance benefits provided under the terms of their Severance and General Release Agreements.

Consultant Agreements with Mr. Post and Ms. Rady.

On January 1, 2009, the Company entered into a one year consultant agreement with Mr. Post (the “Post Agreement”). Pursuant to the Post Agreement, Mr. Post will consult from time to time with members of the Company’s management with respect to customers, products and programs, assist with transition to distributors in certain locations, provide input on equipment development, product priority and competitor issues, and provide input on manufacturing management. In exchange for these consulting services, the Company will pay Mr. Post at the rate of $31,250 per quarter, with the total amount of compensation not to exceed $125,000 unless otherwise agreed in writing.

On January 1, 2009, the Company entered into a six month consultant agreement with Ms. Rady (which will end on June 30, 2009, unless otherwise extended by the parties) (the “Rady Agreement”). Pursuant to the Rady Agreement, Ms. Rady will, as deemed appropriate by Mr. Mazzo, consult from time to time with members of the Company’s management with respect to support for business development transactions (focusing on integration), support in preparation of the 2010 strategic plan, work in conjunction with the May senior leadership team meeting, implementation of operating management reviews, tracking and metric development and evolution, and meeting the 2009 operating plan and imperatives. In exchange for these consulting services, the Company will pay Ms. Rady at the rate of $1,500 for each day that she provides consulting services to the Company under the Rady Agreement.

The foregoing summary is qualified in its entirety by reference to the employment agreements, change in control agreements, the Lambert Offer Letter, the Severance and General Release Agreements, the Post Agreement and the Rady Agreement, which are filed as Exhibits 10.4(a) and (b), 10.5(a) through (c), 10.6(a) through (c), 10.8(a) through (c), 10.29(b) and (c), and 10.33(a) and (b) to this annual report on Form 10-K and are incorporated herein by reference.

The following table includes the estimated amounts that would be payable to the Company’s executive officers under their employment agreements (or the Lambert Offer Letter, in the case of Mr. Lambert) and change in control arrangements in various termination circumstances. The table includes the total estimated amounts payable, and, in certain instances includes, amounts that would be payable under the Company’s standard plans applicable to all salaried employees. For instance, the Company’s 2002 Bonus Plan provides for prorated incentive payments for all participants in the event of a change in control mid-year. Similarly, the Company’s incentive compensation plans require full vesting of all stock incentive awards in the event of a change in control. Unless otherwise noted, all cash payments are made in a lump sum and would be paid by the Company or the Company’s successor. The tables assume that the triggering event occurs on December 31, 2008, and assumes a stock price of $6.61.

EXECUTIVE BENEFITS AND PAYMENTS UPON TERMINATION

Current Executives

Name	Termination by the Company Without Cause or by the Officer for No Reason ($)		Termination Resulting from Death ($)		Termination Resulting from Disability ($)		Termination by the Company Without Cause or by Officer for Good Reason (Change in Control) ($)
Mr. Mazzo	5,456,811	(1)	1,557,112	(2)	1,566,811	(1)	6,189,020	(3)
Mr. Lambert	630,774	(4)	—		—		2,191,234	(5)

(1)	Includes $16,811, which represents the Company’s expense in providing medical and welfare plan coverage; and $15,000 for outplacement services.
(2)	Includes $7,112, which represents the Company’s expense in providing medical and welfare plan coverage.
(3)	Includes $557,884 in vested equity, $50,434 in medical and welfare plan coverage, $33,000 in transportation allowance, $58,500 in club dues, $39,000 in financial and tax planning benefits, and $30,000 in outplacement services.
(4)	Includes $15,774, which represents the Company’s expense in providing medical and welfare plan coverage; and $15,000 for outplacement services.
(5)	Includes $88,905 in vested equity, $31,547 in medical and welfare plan coverage, $22,000 in transportation allowance, $12,800 in financial and tax planning benefits, $30,000 in outplacement services, and $605,982 as an excise tax gross-up.

Former Executives

Messrs. Trenary and Post and Ms. Rady received severance in accordance with the Severance and General Release Agreements. The amounts below include additional severance and benefits should a change in control occur within 120 days of December 31, 2008.

Name	Payments in the Event of a Change in Control ($)
Mr. Trenary	806,571	(1)
Mr. Post	838,352	(2)
Ms. Rady	685,880	(3)

(1)	Includes $55,299 in vested equity, $33,622 in medical and welfare plan coverage, $33,000 in transportation allowance, $27,450 in club dues, $19,200 in financial and tax planning benefits, $30,000 in outplacement services.
(2)	Includes $87,080 in vested equity, $33,622 in medical and welfare plan coverage, $33,000 in transportation allowance, $27,450 in club dues, $19,200 in financial and tax planning benefits, and $30,000 in outplacement services.
(3)	Includes $52,702 in vested equity, $27,048 in medical and welfare plan coverage, $33,000 in transportation allowance, $27,450 in club dues, $19,200 in financial and tax planning benefits, and $30,000 in outplacement services.

Compensation Committee Interlocks and Insider Participation

No member of the organization, compensation and corporate governance committee is a current or former officer or employee of the Company or any of its subsidiaries. None of the Company’s executive officers serve on the board of directors or compensation committee of any entity that has one or more executive officers serving as members of the board of directors or organization, compensation and corporate governance committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans Approved by Stockholders

At the time of our spin-off in 2002, all of our equity compensation plans were approved by Allergan, Inc., as our sole stockholder, and our public stockholders also approved the 2002 Incentive Compensation Plan at the 2003 Annual Meeting of Stockholders. Subsequent to our spin-off, all new equity compensation plans and all material equity compensation plan amendments have been approved by our stockholders. With our May 2005 acquisition of VISX, Incorporated, we assumed several equity compensation plans. One such VISX plan with options outstanding at year end had not been approved by the VISX stockholders, but no further Shares are available for grant under this plan. With our April 2007 acquisition of IntraLase, we assumed their stock incentive plan, which was approved by IntraLase stockholders in 2004 and by our stockholders in May 2008.

The following table sets forth, for each of our equity compensation plans, the number of outstanding option grants and the number of Shares remaining available for issuance as of the end of fiscal 2008.

Equity Compensation Plan Information

Category of Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options (#)(1)	Weighted Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (#)(2)
Equity Compensation Plans Approved by Security Holders	7,466,375	25.38	3,960,881
Equity Compensation Plans Not Approved by Security Holders(3)	115,260	21.64	—

Total	7,581,635	25.32	3,960,881

(1)	Includes options which remain outstanding under our equity incentive plans, 659,440 of which were issued upon conversion of Allergan, Inc. stock options as a consequence of our spin-off in 2002 and were outstanding at year-end, and 1,107,794 of which were issued upon conversion of VISX, Incorporated stock options upon completion of our acquisition of VISX in 2005 and were outstanding at year-end. Does not include an aggregate of 1,047,672 Shares of restricted stock and restricted stock units issued under our plans.
(2)	Includes 1,093,590 Shares currently authorized for issuance, in the aggregate, under our 2002 Employee Stock Purchase Plan, as amended, and under our 2002 International Stock Purchase Plan, as amended. As amended in 2005, these plans contain evergreen features which provide that each year on November 1 (through November 1, 2014), the number of authorized Shares (for both plans, on an aggregate basis) increases by the lesser of 400,000 Shares or 1% of our Shares outstanding. Also includes 141,533 Shares authorized for issuance under our Irish Savings Related Share Option Scheme and 150,000 Shares authorized for issuance under our AMO (Ireland) Share Participation Scheme. All of such Shares have been registered with the SEC. Does not include an aggregate of 1,047,672 Shares of restricted stock and restricted stock units issued under our plans.
(3)	The VISX, Incorporated 2001 Nonstatutory Stock Option Plan, under which stock options remain outstanding, had not been approved by the stockholders of VISX prior to our acquisition of VISX, Incorporated in May 2005.

OWNERSHIP OF OUR STOCK

Beneficial Owners of More than 5% of the Company’s Common Stock

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock by each person who is known by us to be the beneficial owner of 5% or more of our common stock as of January 19, 2009:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)		Percent of Class
ValueAct Capital Management, L.P.(2) 435 Pacific Avenue, 4th Floor San Francisco, California 94133	8,811,635	(2)	14.28%
D. E. Shaw & Co., L.P.(3) 120 W. 45th Street, Tower 45, 39th Floor New York, New York 10036	5,727,177	(3)	9.28%
GAMCO Investors, Inc.(4) One Corporate Center Rye, New York 10580	9,243,273	(4)	14.98%
Tremblant Capital Group(5) 767 Fifth Avenue New York, New York 10153	3,152,157	(5)	5.11%
The Guardian Life Insurance Company of America(6) 7 Hanover Square, H-26-E New York, NY 10004	3,523,219	(6)	5.71%
Abbott Laboratories(7) 100 Abbott Park Road Abbott Park, Illinois 60064	12,094,306	(7)	19.61%

(1)	Beneficial ownership is calculated based on 61,689,121 Shares outstanding as of January 19, 2009 (excluding treasury shares). Beneficial ownership is determined in accordance with SEC rules.

(2)	The amount shown and the following information was provided by ValueAct Capital Management L.P. and affiliated entities and persons in Amendment No. 4 to Schedule 13D filed with the SEC on January 14, 2009, indicating ownership as of January 11, 2009. Such amended Schedule 13D was filed jointly by (a) ValueAct Capital Master Fund, L.P. (“ValueAct Master Fund”), (b) ValueAct Capital Master Fund III, L.P. (“ValueAct Master Fund III”), (c) VA Partners I, LLC (“VA Partners I”), (d) VA Partners III, LLC (“VA Partners III”), (e) ValueAct Capital Management, L.P. (“ValueAct Management L.P.”), (f) ValueAct Capital Management, LLC (“ValueAct Management LLC”), (g) ValueAct Holdings, L.P. (“ValueAct Holdings”) and (h) ValueAct Holdings GP, LLC (“ValueAct Holdings GP”) (collectively, the “VAC Reporting Persons”). Shares reported as beneficially owned by ValueAct Master Fund and ValueAct Master Fund III are also reported as beneficially owned by (i) ValueAct Management L.P. as the manager of each such investment partnership, (ii) ValueAct Management LLC, as General Partner of ValueAct Management L.P., (iii) ValueAct Holdings, as the sole owner of the limited partnership interests of ValueAct Management L.P. and the membership interests of ValueAct Management LLC and as the majority owner of the membership interests of VA Partners I and VA Partners III and (iv) ValueAct Holdings GP, as General Partner of ValueAct Holdings. Shares reported as beneficially owned by ValueAct Master Fund are also reported as beneficially owned by VA Partners I, as General Partner of ValueAct Master Fund. Shares reported as beneficially owned by ValueAct Master Fund III are also reported as beneficially owned by VA Partners III, as General Partner of ValueAct Master Fund III. VA Partners I, VA Partners III, ValueAct Management L.P., ValueAct Management LLC, ValueAct Holdings and ValueAct Holdings GP also, directly or indirectly, may own interests in one or more than one of the partnerships from time to time. Unless otherwise indicated below, by reason of such relationships each of the ValueAct Master Fund and ValueAct Master Fund III is reported as having shared power to vote or to direct the vote, and shared power to dispose or direct the disposition of, the above-listed Shares, with VA Partners I (only with respect to ValueAct Master Fund), VA Partners III (only with respect to ValueAct Master Fund III), ValueAct Management L.P., ValueAct Management LLC, ValueAct Holdings and ValueAct Holdings GP. As of the date of the amended Schedule 13D, ValueAct Master Fund is the beneficial owner of 8,168,832 Shares (which Shares may also be deemed to be beneficially owned by VA Partners I), ValueAct Master Fund III is the beneficial owner of 642,803 Shares (which Shares may also be deemed to be beneficially owned by VA Partners III), and ValueAct Management L.P., ValueAct Management LLC, ValueAct Holdings and ValueAct Holdings GP may each be deemed the beneficial owner of an aggregate of 8,811,635 Shares. As more fully described in footnote (7) below, the 8,811,635 Shares reported as beneficially owned by the VAC Reporting Persons may be deemed to be beneficially owned by Abbott Laboratories.

(3)	The amount shown and the following information was provided by D. E. Shaw & Co., L.P. (“DES LP”) and the following affiliated entities and persons named in Amendment No. 1 to Schedule 13G filed with the SEC on January 11, 2008, indicating ownership as of January 1, 2008: D.E. Shaw Composite Portfolios, L.L.C. (“DES Composite”), D.E. Shaw Valence Portfolios, L.L.C. (“DES Valence”), D. E. Shaw & Co., L.L.C. (“DES LLC”), and David E. Shaw. Pursuant to such amended Schedule 13G, DES Valence, DES LP and Mr. Shaw are deemed to have shared voting and dispositive power with respect to the 5,727,177 Shares owned by such entities, and DES Composite and DES LLC own none of such Shares. Mr. Shaw disclaims beneficial ownership of such Shares, but may be deemed to be the owner of such Shares by virtue of his position as president and sole stockholder of D. E. Shaw & Co., Inc., which is the general partner of DES LP, which in turn is the managing member and investment adviser of DES Valence.
(4)	The amount shown and the following information was provided by Mario J. Gabelli and various entities which he directly or indirectly controls or for which he acts as chief investment officer in Amendment No. 6 to Schedule 13D filed with the SEC on January 13, 2009, indicating ownership as of January 12, 2009. In addition to Mr. Gabelli, the entities listed on the amended Schedule 13D include: GGCP, Inc. (“GGCP”), GAMCO Investors, Inc. (“GBL”), Gabelli Funds, LLC (“Gabelli Funds”), GAMCO Asset Management Inc. (“GAMCO”), Gabelli Securities, Inc. (“GSI”), MJG Associates, Inc. (“MJG Associates”), and Gabelli Foundation, Inc. (“Foundation”). The above listed persons and entities beneficially own an aggregate of 9,243,273 Shares, as follows: Gabelli Funds—2,361,172 Shares; GAMCO—6,421,946 Shares; MJG Associates—25,000 Shares; GSI—279,000 Shares; Foundation—20,000 Shares; GBL—73,000 Shares; and Mario Gabelli—8,000 Shares. Additionally, the aggregate number of Shares is arrived at by adding the number of Shares which would be receivable by the above listed persons and entities if they were to convert all of the Company’s 3.25% Convertible Senior Subordinated Notes, the 2.50% Convertible Senior Subordinated Notes and the 1.375% Convertible Senior Subordination Notes held by them into our common stock (55,155 Shares). Mario Gabelli is deemed to have beneficial ownership of the Shares owned beneficially by each of the foregoing. GBL and GGCP are deemed to have beneficial ownership of the Shares owned beneficially by each of the foregoing other than Mario Gabelli and the Foundation. Each of the above-named reporting persons and entities has the sole power to vote or direct the vote and sole power to dispose or to direct the disposition of the Shares reported for it, either for its own benefit or for the benefit of its investment clients or its partners, as the case may be, except that (i) GAMCO does not have the authority to vote 238,100 of its reported Shares, (ii) with respect to the 350,000 Shares owned by the Gabelli ABC Fund, the 110,000 Shares held by the Gabelli Capital Asset Fund, the 159,000 Shares held by the Gabelli Asset Fund, the 105,000 Shares held by the Gabelli Enterprise M&A Fund, the 370,000 Shares held by the Gabelli Global Deal Fund, the 25,469 Shares held by the Gabelli Dividend & Income Trust, the 180,000 Shares held by the Gabelli Equity Income Fund, the 150,000 Shares held by the Gabelli Equity Trust, the 50,000 Shares held by the Gabelli Healthcare & Wellness Trust, the 769,923 Shares held by the Gabelli Small Cap Growth Fund, the 30,000 Shares held by the GAMCO Global Convertible Securities Fund, the 1,600 Shares held by the Gabelli SRI Mutual Fund, and the 60,000 Shares held by the Gabelli Value Fund, the proxy voting committee of each such fund has taken and exercises in its sole discretion the entire voting power and sole dispositive power with respect to the Shares held by such funds, (iii) at any time, the proxy voting committee of each such fund may take and exercise in its sole discretion the entire voting power with respect to the Shares held by such fund under special circumstances such as regulatory considerations, and (iv) the power of Mario Gabelli, GBL, and GGCP is indirect with respect to Shares beneficially owned directly by other of the above-named reporting persons.
(5)	The amount shown and the following information was provided by Tremblant Capital Group in a Schedule 13G filed with the SEC on October 17, 2008, indicating ownership as of October 7, 2008. In its Schedule 13G, Tremblant Capital Group reports that it has sole power to vote and dispose of 3,152,157 Shares.
(6)

The amount shown and the following information was provided by The Guardian Life Insurance Company of America (“Guardian Life”) and certain named affiliates in a Schedule 13G filed with the SEC on February 8, 2008, indicating ownership as of December 31, 2007. In its Schedule 13G, Guardian Life, together with Guardian Investor Services LLC (“Guardian Investor”) and RS Investment

Management Co. LLC (“RS”), reports having shared voting and dispositive power with respect to the 3,523,219 Shares covered by the report. As set forth in the Schedule 13G, RS is a registered investment adviser whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the 3,523,219 Shares. No individual RS client’s holdings of such Shares are more than five percent of the outstanding total. Guardian Life is an insurance company and the parent company of both Guardian Investor and RS.

(7)	The amount shown and the following information was provided by Abbott Laboratories (“Parent”) and its wholly owned subsidiary Rainforest Acquisition Inc. (“Purchaser”) in a Schedule 13D filed with the SEC on January 21, 2009, indicating ownership as of January 11, 2009. In its Schedule 13D, Parent indicates that it has sole power to vote and dispose of 2,450,300 Shares and that it, together with Purchaser, has shared power to vote and dispose of 9,644,006 Shares, which Shares are owned by certain of the Company’s stockholders (the “Principal Stockholders”) and which may be deemed to be beneficially owned by Parent pursuant to the Tender and Support Agreements (the “Support Agreements”), dated as of January 11, 2009, whereby each Company stockholder party thereto has agreed to validly tender all common stock beneficially owned by them no later than five business days prior to the expiration of the Offer and to vote all Shares owned by them in favor of the Merger. The Principal Stockholders are ValueAct Capital Master Fund L.P., ValueAct Capital Master Fund III, L.P., G. Mason Morfit and James V. Mazzo. The Principal Stockholders are beneficial owners of an aggregate of 9,644,006 Shares, including 698,750 exercisable stock options subject to the Support Agreements. In addition, Parent is the beneficial owner of, and has sole voting and dispositive power with respect to, an additional 2,450,300 Shares. As a result, Parent may be deemed to be the beneficial owner of an aggregate of 12,094,306 Shares.

Security Ownership of Directors and Executive Officers

Presented below is information concerning the amount of company stock beneficially owned by:

•	each director,

•	each named executive officer (including former executive officers who are named executive officers for the fiscal year ended December 31, 2008), and

•	all directors and executive officers of the Company (including former executive officers who are named executive officers for the fiscal year ended December 31, 2008) as a group.

All numbers stated are as of January 19, 2009, and include beneficial ownership of Shares. Except as otherwise indicated, sole voting and investment power exists with respect to all Shares listed as beneficially owned. With the exceptions of Mr. Mazzo and Mr. Morfit, no individual named below beneficially owns more than 1% of the company’s outstanding voting stock. The Shares beneficially owned by all directors and executive officers (including former executive officers who are named executive officers for the fiscal year ended December 31, 2008) as a group constitute 18.71% of the Company’s outstanding voting stock, based upon 61,689,121 Shares outstanding as of January 19, 2009. In computing the number of Shares beneficially owned by a person and the percentage ownership of that person, Shares subject to options held by that person that are exercisable within 60 days of January 19, 2009 are deemed outstanding. Such Shares, however, are not deemed outstanding for the purpose of computing the percentage of each other person. Based on these assumptions, Mr. Mazzo is deemed to be the beneficial owner of 1.33% of our outstanding voting stock and Mr. Morfit, as a partner of ValueAct Capital, is deemed to be the beneficial owner of 14.28% of our outstanding voting stock. However, as noted in the footnotes to the below table, Mr. Morfit disclaims beneficial ownership of such Shares.

Name of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned(2)		Rights to Acquire Beneficial Ownership(3)	Total
James V. Mazzo	133,620	(4)	698,750	832,370
Christopher G. Chavez	13,027		36,000	49,027
Elizabeth H. Dávila	24,992		322,108	347,100
Daniel J. Heinrich	0		0	0
William J. Link, Ph.D.	11,386		9,500	20,886
G. Mason Morfit(5)	8,811,635		0	8,811,635
Michael A. Mussallem	13,949		36,000	49,949
Deborah J. Neff	10,099		29,500	39,599
Robert J. Palmisano	0		0	0
James O. Rollans	14,743		36,000	50,743
Michael J. Lambert	0		12,500	12,500
Douglas H. Post	10,834		440,656	451,490
Jane E. Rady	2,667		270,500	273,167
C. Russell Trenary	4,312		331,900	336,212
All directors and executive officers (21 persons, including those named above, which includes former executive officers who are named executive officers for the fiscal year ended December 31, 2008)	9,147,720		2,947,195	12,094,915

(1)	The business address of each stockholder is c/o Advanced Medical Optics, Inc., 1700 E. St. Andrew Place, Santa Ana, California 92705.
(2)	In addition to Shares held in the individual’s sole name, this column also includes Shares held in various trusts and, for employees, includes Shares held in trust for the benefit of the named employee in the Advanced Medical Optics, Inc. 401(k) Plan as of January 19, 2009.
(3)	Shares which the party or group has the right to acquire within 60 days after January 19, 2009 upon the exercise of stock options granted under the Advanced Medical Optics, Inc. 2002 and 2005 Incentive Compensation Plans, the 2004 Stock Incentive Plan and under assumed VISX stock plans in the case of Ms. Dávila and Mr. Post.
(4)	Includes 16 Shares held in trust for a child of Mr. Mazzo’s.
(5)	The Shares are owned directly by ValueAct Capital Master Fund, L.P. and ValueAct Capital Master Fund III, L.P. and may be deemed to be beneficially owned by the VAC Reporting Persons. G. Mason Morfit, Jeffrey W. Ubben and George F. Hamel, Jr. represent the management board of ValueAct Holdings GP, LLC and, as such, share investment power of these Shares. Mr. Morfit disclaims beneficial ownership of such Shares except to the extent of his pecuniary interest therein. As more fully described in footnote (7) of the section entitled “Beneficial Owners of More than 5% of the Company’s Common Stock” under Item 12, the Shares reported as beneficially owed by VAC Reporting Persons may be deemed to be beneficially owned by Parent.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Independence

Of the ten persons who served on the board of directors as of December 31, 2008, eight are neither current nor former employees, and we have determined that each of these eight non-employee directors (namely, Mr. Chavez, Ms. Dávila, Mr. Heinrich, Dr. Link, Mr. Morfit, Mr. Mussallem, Ms. Neff, and Mr. Rollans) is independent of management and free of any relationship that would interfere with the exercise of his or her independent judgment as a board of directors member. The basis for these determinations is that each of such non-employee directors meets the criteria for independence set forth under Item 9 in our Corporate Governance Guidelines. We have made inquiries of each of the non-employee board of directors members and have conducted such other inquiries as the Company deems necessary or advisable in order to ascertain whether such persons are independent.

Certain Relationships and Related Transactions

With the exception noted below, in 2008 we were not a party to any transaction with a related person in which the amount exceeded $120,000 and in which the related person had a direct or indirect material interest. All other relationships previously considered by the board of directors were not deemed material, including the employment by the Company of Dr. Link’s adult daughter, who does not reside with him, the Company’s commercial use of a transportation service owned by Dr. Link, an arms’ length contractual relationship that the Company has with Edwards Lifesciences, and the employment by the Company of Mr. Rollans’ son, who does not reside with him. The board of directors determined that none of these transactions was material to the Company, Dr. Link, Mr. Mussallem or Mr. Rollans, and that none impairs the independence of Dr. Link, Mr. Rollans, or Mr. Mussallem. The board of directors approved or ratified each transaction. We have made no contributions in any fiscal year to a tax exempt organization in which an independent director serves as an executive officer in an amount exceeding $1 million or 2% of such organization’s consolidated gross revenues.

In February 2007, the board of directors approved a written policy pursuant to which all interested transactions with related parties are subject to approval or ratification by the organization, compensation and corporate governance committee. Under this policy, which was further updated in November 2008, the committee reviews and either approves or disapproves each interested transaction. If advance approval is not feasible, then the interested transaction is considered and, if appropriate, ratified at the committee’s next regularly scheduled meeting. Also, the chairperson of the committee has the authority to pre-approve or ratify (as applicable) certain interested transactions. In determining whether to approve an interested transaction, the committee will take into account whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances. The committee also will consider the extent of the related person’s interest in the transaction. Under the policy, no director may participate in any discussion or approval of a transaction for which he or she is a related party, other than to provide all relevant information.

Under the policy, an “interested transaction” is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships in which (1) the aggregate amount involved will or may reasonably be expected to exceed $120,000 in any calendar year, (2) the company is a participant, and (3) any related party has or will have a direct or indirect interest. A related party is any (a) executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of our common stock, (c) immediate family member of any executive officer or director, or (d) any corporation, partnership, trust or other entity in which any of the foregoing persons has a controlling interest, whether as an executive officer, director, general partner, manager, or owner of a greater than 10% interest. In addition, the policy specifies certain types of transactions for which standing pre-approval has been given, even if the amount involved will exceed $120,000.

Agreement with Stockholder

Mr. Morfit is a member of ValueAct Capital Management, L.P., which together with its affiliates is a significant Company stockholder (the “VAC Holders”). The Company entered into an agreement with the VAC Holders on December 4, 2007, pursuant to which we agreed to appoint Mr. Morfit (or another designee of the VAC Holders acceptable to us) to the board of directors for an initial term expiring in 2009, and this agreement will remain in effect until the earlier of (a) such time that Mr. Morfit (or successor VAC designee) no longer serves on the board of directors or is not re-nominated for election as a director, (b) the date the VAC Holders beneficially own less than 5% of our outstanding common stock, or (c) a date established by mutual consent of the parties. Mr. Morfit also agreed to sign the Company’s policies relating to confidentiality, communications with third parties and trading in our securities.

Item 14.	Principal Accounting Fees and Services

Independent Auditor Fees

Aggregate fees billed to us for the fiscal years ended December 31, 2008 and December 31, 2007, by our independent registered public accounting firm are as follows:

Type of Fees	2008	2007
Audit Fees(1)	$2,966,332	$3,718,300
Audit-Related Fees(2)	176,400	88,500
Tax Fees(3)	995,801	1,959,200
All Other Fees(4)	3,000	3,000

Total	$4,141,533	$5,769,000

(1)

Represents the aggregate fees billed to us by PricewaterhouseCoopers LLP for professional services rendered to us and our subsidiaries for the audit of our annual consolidated financial statements and for the reviews of the condensed consolidated financial statements included in our Form 10-Q filings for each fiscal quarter, for the audit of our internal control over financial reporting, for audits of our international operations, preparation of comfort letters, review of registration statements and consents.

(2)

Represents the aggregate fees billed to us by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit and review of our and our subsidiaries’ financial statements that are not already reported in Audit Fees. Amounts in 2008 and 2007 include employee benefit plan audits.

(3)	Represents the aggregate fees billed to us by PricewaterhouseCoopers LLP for permissible tax services rendered to us and our subsidiaries for tax planning and advice and review of tax returns.
(4)	Aggregate fees billed for all other services rendered to AMO and its subsidiaries consisted of a subscription fee for an online accounting research tool.

Independent Registered Public Accounting Firm Independence

The Audit and Finance Committee has considered whether the provision of the above noted services is compatible with maintaining the independent registered public accounting firm’s independence and has determined that the provision of such services has not adversely affected the independent registered public accounting firm’s independence.

Pre-Approval of Services Provided by the Independent Registered Public Accounting Firm

During 2003, the Audit and Finance Committee of our board of directors adopted a Pre-Approval Policy. The Audit and Finance Committee reviews and updates the Policy from time to time, most recently in June 2008. The Pre-Approval Policy requires that all audit and non-audit services performed by our independent registered public accounting firm be pre-approved by the committee in order to assure that the provision of such services does not impair the independent registered public accounting firm’s independence. The policy also prohibits the independent registered public accounting firm from providing certain other services. We may not engage our independent registered public accounting firm to render any audit or non-audit service unless the service is approved in advance by the Audit and Finance Committee or the engagement to render the service is entered into pursuant to the policy. At least once per year the committee will consider and pre-approve services that are expected to be provided to AMO by the independent registered public accounting firm during the fiscal year. At the time such pre-approval is granted, the Audit and Finance Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit and Finance Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence. Management periodically updates the Audit and Finance Committee on the services performed by and fees paid to the independent auditor during the current fiscal year and previous quarter. The Audit and Finance Committee may delegate pre-approval authority to one or more of its members, but such authority is not delegated to management. A committee member or members to whom such authority is delegated reports any pre-approval decisions to the committee at its next scheduled meeting. All of the audit, audit-related, tax and other services provided by PricewaterhouseCoopers LLP in 2008 and 2007 described above were pre-approved by the Audit and Finance Committee in accordance with its Pre-Approval Policy.

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

Date: February 19, 2009	ADVANCED MEDICAL OPTICS, INC.

	By	/s/ JAMES. V. MAZZO
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

Date: February 19, 2009	By	/s/ JAMES. V. MAZZO
James V. Mazzo
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 19, 2009	By	/s/ MICHAEL J. LAMBERT
Michael J. Lambert
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 19, 2009	By	/s/ ROBERT F. GALLAGHER
Robert F. Gallagher
Senior Vice President. Chief Accounting Officer and Controller (Principal Accounting Officer)

Date: February 19, 2009	By	/s/ CHRISTOPHER G. CHAVEZ
Christopher G. Chavez, Director

Date: February 19, 2009	By	/s/ ELIZABETH H. DÁVILA
Elizabeth H. Dávila, Director

Date: February 23, 2009	By	/s/ DANIEL J. HEINRICH
Daniel J. Heinrich, Director

Date: February 19, 2009	By	/s/ WILLIAM J. LINK, PH.D.
William J. Link, Ph.D., Director

Date: February 19, 2009	By	/s/ G. MASON MORFIT
G. Mason Morfit, Director

Date: February 19, 2009	By	/s/ MICHAEL A. MUSSALLEM
Michael A. Mussallem, Director

Date: February 19, 2009	By	/s/ DEBORAH J. NEFF
Deborah J. Neff, Director

Date: February 19, 2009	By	/s/ ROBERT J. PALMISANO
Robert J. Palmisano, Director

Date: February 19, 2009	By	/s/ JAMES O. ROLLANS
James O. Rollans, Presiding Director

Exhibits and Financial Statement Schedules

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Registration Statement on Form S-8 filed on August 11, 2008).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed on November 7, 2008).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 2 to Form 10 filed on May 6, 2002).

4.2 (a)	Rights Agreement, dated as of June 24, 2002, by and between Advanced Medical Optics, Inc. and Mellon Investor Services, as Rights Agent, which includes the form of Certification of Designations of the Series A Junior Participating Preferred Stock of Advanced Medical Optics, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K filed on June 25, 2002).

4.2 (b)	First Amendment to Rights Agreement, dated as of January 11, 209, by and between Advanced Medical Optics, Inc. and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K filed on January 13, 2009).

4.3	Indenture, dated as of June 22, 2004, between Advanced Medical Optics, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K filed on June 23, 2004).

4.4	Indenture, dated as of July 18, 2005, between Advanced Medical Optics, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K filed on July 19, 2005).

4.5	Indenture, dated as of June 13, 2006, between Advanced Medical Optics, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on June 13, 2006).

4.6	First Supplemental Indenture, dated as of August 15, 2006, between Advanced Medical Optics, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.9 of Form S-3, Automatic Shelf Registration, filed on August 18, 2006).

4.7	Indenture, dated as of April 2, 2007, by and among Advanced Medical Optics, Inc., the guarantors named therein and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on April 3, 2007).

4.8	Supplemental Indenture, dated as of April 2, 2007, by and among Advanced Medical Optics, Inc., IntraLase Corp., the guarantors named therein and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on April 3, 2007).

4.9	Registration Rights Agreement, dated as of April 2, 2007, by and among Advanced Medical Optics, Inc., the guarantors named therein and UBS Securities LLC, Goldman Sachs & Co. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K filed on April 3, 2007).

10.1	Contribution and Distribution Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.1 of Form S-4 Registration Statement filed on August 8, 2002).

10.2	Employee Matters Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.3 of Form S-4 Registration Statement filed on August 8, 2002).

10.3	Tax Sharing Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.4 of Form S-4 Registration Statement filed on August 8, 2002).

10.4 (a)	Employment Agreement, dated as of January 18, 2002, by and between Advanced Medical Optics, Inc. and James Mazzo (incorporated by reference to Exhibit 10.8 of Form 10).*

10.4 (b)	Amendment No. 1 to Employment Agreement, dated July 31, 2008, by and between the Company and James V. Mazzo (incorporated by reference to Exhibit 10.7 of Quarterly Report on Form 10-Q filed o August 6, 2008).*

10.4 (c)	Employment and Retention Agreement, dated as of January 11, 2009, by and among James V. Mazzo, Abbott Laboratories and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K filed on January 13, 2009).*

10.5 (a)	Form of Employment Agreement between Advanced Medical Optics, Inc. and each of Richard A. Meier, Jane E. Rady, C. Russell Trenary III, Aimee S. Weisner and Douglas H. Post (incorporated by reference to Exhibit 10.9(a) of Amendment No. 2 to the Registration Statement on Form 10 filed on May 6, 2002 and Exhibit 10.5(b) of Annual Report on form 10-K filed on March 3, 2008).*

10.5 (b)	Form of Amendment to Form of Employment Agreement between Advanced Medical Optics, Inc. and each of Richard A. Meier, Jane E. Rady, C. Russell Trenary III, Aimee S. Weisner and Douglas H. Post (incorporated by reference to Exhibits 10.2 and 10.3 of Quarterly Report on Form 10-Q filed on August 6, 2008).*

10.5 (c)	Employment Agreement, dated as of June 28, 2002, by and between Advanced Medical Optics, Inc. and Holger Heidrich (incorporated by reference to Exhibit 10.20 of Form S-4 Registration Statement filed on August 8, 2002).*

10.5 (d)	Agreement dated May 1, 2008 between Advanced Medical Optics, Inc., AMO Germany GmbH, AMO Switzerland GmbH, and Holger Heidrich, Ph.D., assigning and amending Dr. Heidrich’s June 28, 2002 Employment Agreement (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed on May 7, 2008).*

10.5 (e)	Amendment No. 2 to Employment Agreement dated November 15, 2007 between Advanced Medical Optics, Inc. and C. Russell Trenary III (incorporated by reference to Exhibit 10.5(d) of Annual Report on Form 10-K filed on March 3, 2008).*

10.6 (a)	Severance and General Release Agreement, dated December 30, 2008, by and between Advanced Medical Optics, Inc. and Jane E. Rady (incorporated by reference to Exhibit 99.(e)(26) of Schedule 14D-9 filed on January 27, 2009).*

10.6 (b)	Severance and General Release Agreement, dated December 30, 2008, by and between Advanced Medical Optics, Inc. and C. Russell Trenary III (incorporated by reference to Exhibit 99.(e)(27) of Schedule 14D-9 filed on January 27, 2009).*

10.6 (c)	Severance and General Release Agreement, dated December 15, 2008, by and between Advanced Medical Optics, Inc. and Douglas H. Post (incorporated by reference to Exhibit 99.(e)(28) of Schedule 14D-9 filed on January 27, 2009).*

10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 of Form S-4 Registration Statement filed on August 8, 2002).*

10.7 (a)	Form of Change in Control Agreement between Advanced Medical Optics, Inc. and those parties identified on Exhibit 10.7(b) (incorporated by reference to Exhibit 10.7 of Current Report on Form 8-K filed on May 18, 2005).*

10.7 (b)	Schedule of executive officers party to the Change in Control Agreement filed as Exhibit 10.7(a) (incorporated by reference to Exhibit 10.7(b) of Annual Report on Form 10-K filed on March 1, 2007).*

10.8 (a)	2008 Form of Amended and Restated Change of Control Agreement between Advanced Medical Optics, Inc. and certain parties identified on Exhibit 10.8(c) (incorporated by reference to Exhibit 10.5 of Quarterly Report on Form 10-Q filed on August 6, 2008).*

10.8 (b)	2007 Form of Change in Control Agreement between Advanced Medical Optics, Inc. and certain parties identified on Exhibit 10.8(c) (incorporated by reference to Exhibit 99.(e)(24) of Schedule 14D-9 filed on January 27, 2009).*

10.8(c)	Schedule of executive officers party to the Form of Amended and Restated Change in Control Agreement (Exhibit 10.8(a) hereto) or the Form of Change in Control Agreement (Exhibit 10.8(b) hereto) (incorporated by reference to Exhibit 99.(e)(25) of Schedule 14D-9 filed on January 27, 2009).*

10.9 (a)	Advanced Medical Optics, Inc. 2002 Bonus Plan (incorporated by reference to Exhibit 10.8 of Form S-4 Registration Statement filed on August 8, 2002).*

10.9 (b)	First Amendment to Advanced Medical Optics, Inc. 2002 Bonus Plan (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed on November 8, 2002).*

10.9 (c)	Advanced Medical Optics, Inc. 2002 Bonus Plan, as amended (incorporated by reference to Exhibit B of the Proxy Statement on Form DEF 14A filed by Advanced Medical Optics, Inc. on April 25, 2008).*

10.9 (d)	2006 Performance Objective under the Advanced Medical Optics, Inc. 2002 Bonus Plan (incorporated by reference to Exhibit 10.8(e) of Annual Report on Form 10-K filed on March 14, 2006).*

10.9 (e)	2007 Performance Objective under the Advanced Medical Optics, Inc. 2002 Bonus Plan (incorporated by reference to Exhibit 10.8(d) of Annual Report on Form 10-K filed on March 1, 2007).*

10.9 (f)	Amended 2007 Performance Objective under the Advanced Medical Optics, Inc. 2002 Bonus Plan (incorporated by reference to Exhibit 10.4 of Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.9 (g)	2008 Performance Objective under the Advanced Medical Optics, Inc. 2002 Bonus Plan (incorporated by reference to Exhibit 10.8(f) of Annual Report on Form 10-K filed on March 3, 2008).*

10.10 (a)	Advanced Medical Optics, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.1 of Form S-8 Registration Statement filed on June 21, 2002).*

10.10 (b)	First Amendment to Advanced Medical Optics, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.10(b) of Annual Report on Form 10-K filed on March 14, 2003).*

10.10 (c)	Second Amendment to Advanced Medical Optics, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q filed on November 6, 2003)*

10.10 (d)	Third Amendment to Advanced Medical Optics, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.9(d) of Annual Report on Form 10-K filed on March 14, 2006).*

10.10 (e)	Fourth Amendment to Advanced Medical Optics, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.9(e) of Annual Report on Form 10-K filed on March 1, 2007).*

10.10 (f)	Fifth Amendment to Advanced Medical Optics, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed on May 9, 2007).*

10.10 (g)	Sixth Amendment to Advanced Medical Optics, Inc. 401(k) Plan.*

10.11 (a)	Amended and Restated Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit A to Proxy Statement for the 2004 Annual Meeting of Stockholders filed on April 15, 2004).*

10.11 (b)	First Amendment to Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 23, 2004).*

10.12 (a)	Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 99.10 of Form S-8 Registration Statement filed on May 27, 2005).*

10.12 (b)	Form of Nonqualified Stock Option Grant Terms and Conditions under Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on May 18, 2005).*

10.12 (c)	Form of Employee Restricted Unit Grant Terms and Conditions under Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K filed on May 18, 2005).*

10.12 (d)	Form of Employee Restricted Stock Grant Terms and Conditions under Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K filed on May 18, 2005).*

10.12 (e)	Form of Nonemployee Director Restricted Stock Grant Agreement under Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K filed on May 18, 2005).*

10.12 (f)	Form of Performance Award Agreement under Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 of Current Report on Form 8-K filed on May 18, 2005).*

10.12 (g)	Form of Director Restricted Stock Unit Agreement under the Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan and under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.13 (a)	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of Current Report on Form 8-K filed on June 4, 2008).*

10.13 (b)	Form of Employee Nonqualified Stock Option Grant Terms and Conditions under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.12(b) of Annual Report on Form 10-K filed on March 3, 2008).*

10.13 (c)	Form of Employee Restricted Stock Unit Grant Terms and Conditions under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.12(c) of Annual Report on Form 10-K filed on March 3, 2008).*

10.13 (d)	Form of Employee Restricted Stock Grant Terms and Conditions under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.12(d) of Annual Report on Form 10-K filed on March 3, 2008).*

10.13 (e)	Form of Performance Award Agreement under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.12(e) of Annual Report on Form 10-K filed on March 3, 2008).*

10.14 (a)	Advanced Medical Optics, Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of Form S-8 Registration Statement filed on June 21, 2002).*

10.14 (b)	First Amendment to Advanced Medical Optics, Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed on November 2, 2004).*

10.14 (c)	Amended and Restated Advanced Medical Optics, Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.8 of Form S-8 Registration Statement filed on May 27, 2005).*

10.15 (a)	Advanced Medical Optics, Inc. International Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of Form S-8 Registration Statement filed on June 21, 2002).*

10.15 (b)	First Amendment to Advanced Medical Optics, Inc. 2002 International Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q filed on November 2, 2004).*

10.15 (c)	Amended and Restated Advanced Medical Optics, Inc. 2002 International Stock Purchase Plan (incorporated by reference to Exhibit 99.9 of Form S-8 Registration Statement filed on May 27, 2005).*

10.16 (a)	Advanced Medical Optics, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of Form S-8 Registration Statement filed on June 21, 2002).*

10.16 (b)	First Amendment to Advanced Medical Optics, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 of Quarterly Report on Form 10-Q filed on November 6, 2003).*

10.16 (c)	Advanced Medical Optics, Inc. 2005 Executive Deferred Compensation Plan (2009 Restatement).*

10.17	Consent to Sublease and Second Amendment to Lease, dated as of May 24, 2002, by and among Andrew Place Two LLC, as landlord, Ingram Micro, Inc., as tenant and Advanced Medical Optics, Inc., as subtenant (incorporated by reference to Exhibit 10.5 of Quarterly Report on Form 10-Q filed on June 24, 2002).

10.18	Sublease Agreement, dated as of May 24, 2002, by and between Advanced Medical Optics, Inc. and Ingram Micro, Inc. for the premises located at 1700 East St. Andrew Place, Santa Ana, California 92705 (incorporated by reference to Exhibit 10.6 of Quarterly Report on Form 10-Q filed on June 24, 2002).

10.19	Manufacturing and Supply Agreement, dated November 10, 2003, by and between Advanced Medical Optics, Inc. and Nicholas Piramal India Limited (confidential portions have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.28 of Annual Report on Form 10-K filed on March 12, 2004).

10.20	Stock and Asset Purchase Agreement, dated as of April 21, 2004, by and between Pfizer Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed on May 3, 2004).

10.21 (a)	Agreement and Plan of Merger, dated as of November 9, 2004, by and among Advanced Medical Optics, Inc., Vault Merger Corporation, and VISX, Incorporated (“VISX Merger Agreement”) (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on November 10, 2004).

10.21 (b)	Amendment No. 1, dated as of December 3, 2004, by and among Advanced Medical Optics, Inc., Vault Merger Corporation, and VISX, Incorporated), to amend the VISX Merger Agreement (incorporated by reference to Exhibit 2.2 of Form S-4 Registration Statement filed on December 6, 2004).

10.21 (c)	Amendment No. 2, dated as of March 17, 2005, by and among Advanced Medical Optics, Inc., Vault Merger Corporation, and VISX, Incorporated, to amend the VISX Merger Agreement, as amended (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on March 22, 2005).

10.22	VISX, Incorporated 2001 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 99.2 of Form S-8 Registration Statement filed on May 27, 2005).*

10.23	VISX, Incorporated 2000 Stock Plan (incorporated by reference to Exhibit 99.4 of Form S-8 Registration Statement filed on May 27, 2005).*

10.24	VISX, Incorporated 1995 Director Option and Stock Deferral Plan (incorporated by reference to Exhibit 99.5 of Form S-8 Registration Statement filed on May 27, 2005).*

10.25	VISX, Incorporated 1995 Stock Plan (incorporated by reference to Exhibit 99.6 of Form S-8 Registration Statement filed on May 27, 2005).*

10.26	Lease Agreement dated February 9, 2007, between Advanced Medical Optics, Inc. and TriNet Milpitas Associates, LLC for the premises located at 510 Cottonwood Drive, Milpitas, California (incorporated by reference to Exhibit 10.28 of Annual Report on Form 10-K filed on March 1, 2007).

10.27	Agreement and Plan of Merger, dated as of January 5, 2007, by and among Advanced Medical Optics, Inc., Ironman Merger Corporation, a wholly owned subsidiary of Advanced Medical Optics, Inc., and IntraLase Corp. (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on January 10, 2007).

10.28	Lease, dated January 31, 2005, between 9701 Jeronimo Holdings, LLC and IntraLase Corp. (incorporated by reference to Exhibit 10.35 of Form S-4 Registration Statement filed on May 2, 2007).

10.29 (a)	Consulting Agreement entered into on May 21, 2007 between Advanced Medical Optics, Inc. and Robert J. Palmisano (incorporated by reference to Exhibit 99.2 of Current Report on Form 8-K filed on May 29, 2007).*

10.29 (b)	Consultant Agreement, dated January 1, 2009, by and between Advanced Medical Optics, Inc. and Douglas H. Post (incorporated by reference to Exhibit 99.(e)(29) of Schedule 14D-9 filed on January 27, 2009).*

10.29 (c)	Consultant Agreement, dated January 1, 2009, by and between the Company and Jane E. Rady (incorporated by reference to Exhibit 99.(e)(30) of Schedule 14D-9 filed on January 27, 2009).*

10.30	Information Technology Agreement between Advanced Medical Optics, Inc. and International Business Machines Corporation dated June 27, 2007 (confidential portions have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on July 3, 2007).

10.31	Agreement, dated December 4, 2007, among Advanced Medical Optics, Inc., ValueAct Capital Master Fund, L.P., ValueAct Capital Master Fund III, L.P., VA Partners I, LLC, VA Partners III, LLC, ValueAct Capital Management, L.P., ValueAct Capital Management, LLC, ValueAct Holdings, L.P., ValueAct Holdings GP, LLC, Jeffrey W. Ubben, George F. Hamel, Jr., Peter H. Kamin, G. Mason Morfit, Todd Bourell, Gregory P. Spivy, Kelly Barlow, Allison Bennington, Briana Curran and Ronald Yee (incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K filed on December 5, 2007).

10.32 (a)	Credit Agreement, dated April 2, 2007, by and among Advanced Medical Optics, Inc., the guarantors party thereto, UBS Securities LLC, as syndication agent, Goldman Sachs Credit Partners L.P., as documentation agent, Bank of America N.A., as administrative agent, swing line lender and L/C issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K filed on April 3, 2007).

10.32 (b)	First Amendment to Credit Agreement dated as of October 5, 2007, amending the April 2, 2007 Credit Agreement by and among Advanced Medical Optics, Inc., the guarantors party thereto, UBS Securities LLC, as syndication agent, Goldman Sachs Credit Partners L.P., as documentation agent, Bank of America N.A., as administrative agent, swing line lender and L/C issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q/A filed on November 8, 2007).

10.32 (c)	Second Amendment to Credit Agreement dated as of July 30, 2008, amending the April 2, 2007 Credit Agreement by and among Advanced Medical Optics, Inc., the guarantors party thereto, certain of the Revolving Credit Lenders party to the Credit Agreement, and Bank of America, N.A., as administrative agent on behalf of itself and the Lenders party to the Credit Agreement (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed on August 8, 2008).

10.32 (d)	Third Amendment to Credit Agreement dated as of February 18, 2009, amending the April 2, 2007 Credit Agreement by and among Advanced Medical Optics, Inc., the guarantors party thereto, certain of the Revolving Credit Lenders party to the Credit Agreement, and Bank of America, N.A., as administrative agent on behalf of itself and the Lenders party to the Credit Agreement.

10.33 (a)	Letter dated September 25, 2007 from Advanced Medical Optics, Inc. to Michael J. Lambert, offering employment as Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q/A filed on November 8, 2007).*

10.33 (b)	Amendment to Offer Letter dated September 25, 2007 between Advanced Medical Optics, Inc. and Michael J. Lambert (incorporated by reference to Exhibit 10.4 of Quarterly Report on Form 10-Q filed on August 6, 2008).*

10.34	Agreement and Plan of Merger, dated as of January 11, 2009, by and among Advanced Medical Optics, Inc., Abbott Laboratories and Rainforest Acquisition Inc. (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on January 13, 2009).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included as part of the signature page).

31.1	Certification of James V. Mazzo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Lambert pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James V. Mazzo and Michael J. Lambert pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SCHEDULE II

ADVANCED MEDICAL OPTICS, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(IN MILLIONS)

Allowance For Doubtful Accounts	Balance at Beginning of Year	Additions(a)	Deductions(b)	Balance at End of Year
2008	$14.6	$0.4	$(3.1)	$11.9
2007	12.3	2.8	(0.5)	14.6
2006	9.1	3.6	(0.4)	12.3

(a)	Includes exchange loss (gain) of approximately $0.5 million and $(0.5) million in 2008 and 2007, respectively. In addition, 2007 includes $0.7 million additions from IntraLase acquisition and $1.6 million charged to earnings.
(b)	Accounts written off.

Deferred Tax Asset Valuation Allowance	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
2008	$42.1	$—	$(11.9)	$30.2
2007	8.6	33.5	—	42.1
2006	7.9	0.7	—	8.6